Form 10-Q
period 1996-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1996-08-05
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996
                               -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                               -----------------   --------------------

Commission file Number 0-21292
                       -------


               MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Wisconsin                               39-1413328
- - - ----------------------------------       -----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                            573 West Lincoln Avenue
                           Milwaukee, Wisconsin 53207
- - - ----------------------------------------------------------------------------------
                    (Address of principal executive office)

                                (414)  649-2073
- - - ----------------------------------------------------------------------------------
              Registrant's telephone number, including area code:


- - - ----------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, par value $1.00 per share                872,404 Shares
- - - ---------------------------------------        -----------------------------
             Class                             Outstanding at August 1, 1996

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE NUMBER

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Statements of Financial Condition
        as of June 30, 1996 (Unaudited) and December 31, 1995                 3

        Unaudited Condensed Consolidated Statements of Income
        for the Three Months and the Six Months
        ended June 30, 1996 and 1995                                          4

        Unaudited Condensed Consolidated Statements of Cash
        Flows for the Six Months ended June 30, 1996 and 1995                 5

        Notes to Unaudited Condensed Consolidated Financial
        Statements                                                            6


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                           9

PART II. OTHER INFORMATION

Items 1-6                                                                    14

Signatures                                                                   15

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                     1996           1995
                                                                                   ---------     ------------
                                                                                        (In Thousands)
ASSETS
Cash and due from banks                                                             $ 10,673      $ 11,164
Interest-bearing deposits at other banks                                               2,598         8,737
Federal funds sold                                                                     4,417         8,546
                                                                                    --------      --------
Cash and cash equivalents                                                             17,688        28,447
Securities available-for-sale (at fair value):
 Investment securities                                                                20,825        15,833
 Mortgage-related securities                                                          38,589        44,251
Loans receivable, net                                                                174,262       163,650
Accrued interest receivable                                                            1,708         1,532
Federal Home Loan Bank stock, at cost                                                    646           702
Premises and equipment, net                                                            7,738         7,605
Other assets                                                                           2,950         2,227
                                                                                    --------      --------
Total assets                                                                        $264,406      $264,247
                                                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                                                           $232,571      $233,083
 Accrued interest payable                                                                551           575
 Short-term borrowings                                                                 3,000         3,000
 Advance payments by borrowers for taxes and insurance                                 1,075           365
 Other liabilities                                                                     1,077           681
                                                                                    --------      --------
Total liabilities                                                                    238,274       237,704


Stockholders' equity
 Common stock, par value $1.00 per share: authorized--
  1,500,000 shares; issued--897,812                                                      898           898
 Additional paid in capital                                                           10,759        10,759
 Unrealized loss on securities available-for-sale                                       (566)         (181)
 Retained earnings, substantially restricted                                          15,748        15,249
 Less treasury stock, at cost--25,021 shares and 7,013
  shares, respectively                                                                  (707)         (182)
                                                                                    --------      --------
Total stockholders' equity                                                            26,132        26,543
                                                                                    --------      --------
Total liabilities and stockholders' equity                                          $264,406      $264,247
                                                                                    ========      ========
See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        JUNE 30,                JUNE 30,
                                                                  1996           1995        1996       1995
                                                                  -------       ------      ------     ------
                                                                      (In Thousands, except per share data)

Interest income:
 Loans, including fees                                            $3,647        $3,360      $7,194      $6,586
 Investment securities:
  Taxable                                                            305           159         528         341
  Exempt from federal income taxes                                    42            31          85          64
 Mortgage-related securities                                         639           817       1,325       1,632
 Other                                                                95           145         270         219
                                                                  ------        ------      ------      ------
Total interest income                                              4,728         4,512       9,402       8,842

Interest expense:
 Deposits                                                          1,991         1,877       3,968       3,548
 Borrowings                                                           53            61         100         117
                                                                  ------        ------      ------      ------
Total interest expense                                             2,044         1,938       4,068       3,665

Net interest income                                                2,684         2,574       5,334       5,177
Provision for loan losses                                             36            60          72         120
                                                                  ------        ------      ------      ------
Net interest income after provision for
 loan losses                                                       2,648         2,514       5,262       5,057

Non-interest income:
 Service charges on deposit accounts                                 179           181         361         357
 Service charges on loans                                             45            33         109          38
 Net gain on securities sales                                          9            10           7          10
 Other                                                               133           110         257         230
                                                                  ------        ------      ------      ------
                                                                     366           334         734         635
Non-interest expenses:
 Salaries and employee benefits                                    1,202         1,176       2,625       2,358
 Premises and equipment                                              327           295         692         580
 Data processing fees                                                139           145         275         279
 Federal deposit insurance premiums                                   52           127         106         253
 Other                                                               463           527       1,077       1,088
                                                                  ------        ------      ------      ------
                                                                   2,183         2,270       4,775       4,558
Income before income taxes                                           831           578       1,221       1,134
Income taxes                                                         290           195         423         396
                                                                  ------        ------      ------      ------
Net income                                                        $  541        $  383      $  798      $  738
                                                                  ======        ======      ======      ======
Earnings per share                                                $ 0.62        $ 0.43      $ 0.90      $ 0.83
                                                                  ======        ======      ======      ======
Dividends per share                                               $ 0.17        $ 0.15      $ 0.34      $ 0.30
                                                                  ======        ======      ======      ======
See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                   1996            1995
                                                                                 ---------       ---------
                                                                                              (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                      $    799         $   738
 Adjustments to reconcile net income to cash provided (used) by operating activities:
    Provision for loan losses                                                          72             120
    Provision for depreciation                                                        197             176
    Net amortization of investments securities premiums and discounts                 160             185
    Net realized investment security gains                                             (7)            (10)
    Increase in accrued interest receivable                                          (176)           (209)
    Increase (decrease) in accrued interest payable                                   (24)            141
    Other                                                                            (122)           (174)
                                                                                 --------         -------
Net cash provided by operating activities                                             899             967

INVESTING ACTIVITIES
Purchases of securities available for sale                                         (9,866)         (2,128)
Proceeds from redemptions and maturities of securities available for sale           6,237           4,360
Proceeds from sales of securities available for sale                                3,556           6,564
Purchases of investment securities                                                      0            (992)
Net increase in loans                                                             (10,784)         (3,952)
Purchase of premises and equipment                                                   (330)           (291)
Proceeds from sales of real estate                                                    100             261
Redemption (purchase) of Federal Home Loan Bank stock                                  56             (38)
                                                                                 --------         -------
Net cash provided or (used) in investing activities                               (11,031)          3,784

FINANCING ACTIVITIES
Net decrease in deposits                                                             (512)           (333)
Payments of cash dividends to stockholders                                           (299)           (266)
Net increase in borrowings                                                              0           4,200
Purchase of treasury stock                                                           (564)              0
Proceeds from sale of treasury stock                                                   38               0
Increase in advance payments by borrowers for taxes and insurance                     710             768
Proceeds from dividend reinvestment plan                                                0             100
                                                                                 --------         -------
Net cash provided or (used) in financing activities                                  (627)          4,469


Increase (decrease) in cash and cash equivalents                                  (10,759)          9,220
Cash and cash equivalents at beginning of period                                   28,447          17,694
                                                                                 --------         -------
Cash and cash equivalents at end of period                                       $ 17,688         $26,914
                                                                                 ========         =======
Supplemental cash flow information:
 Interest paid                                                                   $  4,081         $ 2,877
 Income taxes paid                                                                    549             337
 Loans transferred to other real estate owned                                         100               0


See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1995.

NOTE B -- EARNINGS PER SHARE INFORMATION

Earnings per share of common stock for the six months ended June 30, 1996, and 1995 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.


                           Three Months Ended,           Six Months Ended
                                 June 30,                    June 30,
                            1996          1995          1996          1995
                          ---------------------       ----------------------
Net income                $541,795      $383,259      $798,500      $738,339
Weighted average
 shares outstanding        875,098       889,507       879,536       888,858
                          --------      --------      --------      --------
Earnings per share        $   0.62      $   0.43      $   0.90      $   0.83
                          ========      ========      ========      ========

NOTE C -- LOANS RECEIVABLE

Loans are comprised of the following categories:



                                          June 30    December 31
                                           1996         1995
                                        -----------  -----------
                                              (In Thousands)
         Commercial business loans        $ 41,486     $ 36,605
         Commercial real estate             49,781       44,594
         Real estate mortgages              74,786       71,943
         Installments                        8,741       10,810
         Other                               1,122        1,326
                                          --------     --------
         Total loans                       175,916      165,278
         Unearned income                       (93)         (95)
                                          --------     --------
         Loans, net of unearned income    $175,823     $165,183
                                          ========     ========

The following table presents changes in the allowance for credit losses:


                     Three Months Ended,      Six Months Ended
                           June 30,               June 30,
                       1996        1995       1996       1995
                    ---------------------  --------------------
                                   (In Thousands)
Beginning balance      $1,501      $1,496     $1,533     $1,464
Provisions                 36          60         72        120
Charge-offs                (5)        (12)       (73)       (40)
Recoveries                 29           0         29          0
                       ------      ------     ------     ------
Balance at June 30     $1,561      $1,544     $1,561     $1,544
                       ======      ======     ======     ======

NOTE D -- STOCKHOLDERS' EQUITY

Under federal law and regulations, the Corporation is required to meet certain capital requirements. The Banks and Lincoln Savings are required to meet leverage and risk-based capital requirements. The leverage ratio, in general, is stockholders' equity as a percentage of total assets. The risk-based capital ratio, in general, is stockholders' equity plus general loan loss allowances (within certain limitations) as a percentage of risk adjusted assets.

The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, Lincoln Savings is also subject to minimum regulatory capital requirements of the State of Wisconsin.

The following summarizes the June 30, 1996 actual capital levels and ratios and those required by federal regulations and the State of Wisconsin for Lincoln Savings.


                                              Amount                                Ratios
                                 ---------------------------------    ----------------------------------
                                  Actual     Required     Excess       Actual      Required     Excess
                                 ---------------------------------    ----------------------------------
                                                  (In Thousands, Except Percentages)
Lincoln State Bank:
    Leverage                     $10,536      $4,965       $5,571        8.49%      4.00%       4.49%
    Risk-based                    11,463       7,420        4,043       12.36       8.00        4.36

Franklin State Bank:
    Leverage                       2,406       1,316        1,090        7.31       4.00        3.31
    Risk-based                     2,612       1,782          830       11.72       8.00        3.72

Lincoln Savings:
    Leverage                      10,307       4,149        6,158        9.94       4.00        5.94
    Risk-based                    10,734       4,609        6,125       18.63       8.00       10.63
    State of Wisconsin:           10,336       6,224        4,112        9.96       6.00        3.96

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At June 30, 1996, the Corporation's consolidated total assets were $264.4 million as compared to $264.2 million at December 31, 1995.

Investment securities increased $5.0 million, or 31.5%, from $15.8 million at December 31, 1995 to $20.8 million at June 30, 1996. Purchases of new investments were offset by securities maturing during the quarter and the increased unrealized loss on investments classified as available for sale.

Mortgage-related securities available-for-sale decreased $5.7 million, or 12.8% from $44.3 million at December 31, 1995, to $38.6 million at June 30, 1996.
The majority of mortgage-related securities are variable rate which will allow the Corporation to benefit from rising interest rates.

Loans receivable increased $10.6 million, or 6.48%, from $163.7 million at December 31, 1995 compared to $174.2 million at June 30, 1996. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. These assets tend to be rate-sensitive and will add interest income in a rising interest rate environment. Currently, loans receivable consists mainly of mortgages secured by residential properties located in the Corporation's primary market area and commercial loans secured by business assets, real estate, and guarantees. At June 30, 1996 the Corporation has not designated any loans held for sale. Past loan sales have been loan participations sold to correspondent banks when the borrowers reached their lending limit at the Corporation's subsidiary Banks.

Stockholders' equity at June 30, 1996 was $26.1 million compared to $26.5 million at December 31, 1995, a decrease of $411,000, or 1.5%. The change in stockholders' equity consists of net income of $798,000, less payments of dividends to shareholders of $299,000, less the purchase of treasury stock of $526,000 and the $385,000 decrease in the market value of securities categorized as available for sale. The Banks and Lincoln Savings continue to exceed their regulatory capital requirements.

Nonperforming Assets and Allowance for Losses

Generally a loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Nonperforming assets are summarized, for the dates indicated, as follows:


                                                       June 30,         December 31,
                                                         1996              1995
                                                   --------------      --------------
                                                   (In Thousands, Except Percentages)
        Non-accrual loans:
          Mortgage loans
           One-to-four family                          $   585           $   355
           Commercial mortgage                              83               148
                                                       -------           -------
            Total mortgage loans                           668               503

          Commercial business                              105                94
          Consumer and other                                23                61
                                                       -------           -------
            Total non-accrual loans                        796               658
        Other real estate owned                              0                 0
                                                       -------           -------
            Total nonperforming assets                 $   796           $   658
                                                       =======           =======
        RATIOS:
        Non-accrual loans to total loans                  0.46%             0.40%
        Nonperforming assets to total assets              0.30              0.25
        Loan loss allowance to non-accrual loans        196.11            232.98
        Loan loss allowance to total loans                0.89              0.93

Nonperforming assets increased by $138,000 from $658,000 at December 31, 1995 to $796,000 at June 30, 1996, a increase of 21.0%. A $230,000 increase in non-accrual 1-4 family loans accounted for the majority of the increase. Although the amount of non-accrual loans increased, management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operation

Net interest income, for the three months ended June 30, 1996 was $2.65 million, an increase of 4.3% from the $2.57 million reported for the same period in 1995. The increase in loans receivable and the stabilization of rates paid on deposit products were the major contributing factors to the increase in net interest income. Net interest income for the six months ended June 30, 1996 was $5.33 million, an increase of 3.0% from the $5.18 million reported for the same period in 1995. The increase in loans and the higher net interest margin were the primary reasons for the improvement in the year-to-date net interest income as well.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the six and three months ended June 30, 1996 and 1995.


                                          During the          During the
                                          Three Months        Six Months
                                         Ended June 30,      Ended June 30,
                                       1996        1995      1996     1995
                                      --------------------------------------
Weighted average yield on
 interest-earning assets               7.80%       7.94%      8.04%    7.81%
Weighted average rate paid on
 deposit accounts and borrowings       3.50        3.51       3.52     3.33
                                       ----        ----       ----     ----
Net interest spread                    4.30%       4.43%      4.52%    4.48%
                                       ====        ====       ====     ====
Net interest margin (net interest
 income divided by average
 earning assets)                       4.43%       4.53%      4.44%    4.57%
                                       ====        ====       ====     ====

The provision for loan losses for the three month period ended June 30, 1996 was $36,000 compared to $60,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, the provision for loan losses was $72,000 compared to $120,000 for than the same period in 1995. The decline is primarily due to the low volume of nonaccrual and past due loans. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Service charges on deposits and other income for the three months ended June 30, 1996 was $366,000 compared to $334,000 for the three months ended June 30, 1995, an increase of $32,000, or 9.6%. Service charges on deposits and other income for the six months ended June 30, 1996 was $734,000 compared to $635,000 for the six months ended June 30, 1995, an increase of $99,000, or 15.6%. The increases are due to fees collected on loans, the higher number of accounts eligible for service charges and a continued evaluation of fees charged on our depository accounts.

Non-interest expense for the three months ended June 30, 1996 was $2.18 million compared to $2.27 million for the three months ended June 30, 1995, an decrease of $87,000, or 3.8%. The reduction in insurance fees paid to the Federal Deposit Insurance Corporation accounted for majority of the decrease. Non-interest expense for the six months ended June 30, 1996 was $4.78 million compared to $4.56 million for the six months ended June 30, 1995, an increase of $217,000, or 4.8%. The other operating expense increases consisted primarily of premises and equipment costs related to the opening of two new branch locations of Lincoln State Bank.

Income before taxes for the three month period ended June 30, 1996 was $831,000 compared to $578,000 for the three months ended June 30, 1995, an increase of $253,000 or 43.8%. Income before taxes for the six month period ended June 30, 1996 was $1.22 million compared to $1.13 million for the six months ended June 30, 1995, an increase of $87,000 or 7.7%. On an after tax basis, the Corporation reported net income of $541,000 for the three month period ended June 30, 1996 compared to $383,000 for the same period in 1995; and for the six month period ended June 30, 1996, the Corporation reported net income of $798,000 compared to $738,000 for the same period in 1995.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $17.7 million and $28.4 million at June 30, 1996 and December 31, 1995, respectively.

Management believes liquidity and capital levels are adequate at June 30, 1996. For a discussion of regulatory requirements, see Note D to the Unaudited Condensed Consolidated Financial Statements.

Asset/Liability Management

Financial institutions are subject to interest rate risk to the extent their interest-bearing liabilities (primarily deposits) mature or reprice at different times and on a different basis than their interest-earning assets (consisting primarily of loans and securities). Interest rate sensitivity management seeks to match maturities on assets and liabilities and avoid fluctuating net interest margins while enhancing net interest income during periods of changing interest rates. The difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period is referred to as an interest rate gap. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During periods of rising interest rates, a negative gap tends to adversely affect net interest income while a positive gap tends to result in an increase in net interest income. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income while a positive gap tends to adversely affect net interest income.

Assumptions regarding prepayment and withdrawal rates are based upon the Corporation's historical experience, and management believes such assumptions are reasonable.

The following table shows the interest rate sensitivity gap for four different time intervals as of June 30, 1996.

                                                     AMOUNTS MATURING OR REPRICING AS OF JUNE 30, 1996
                                               --------------------------------------------------------------
                                                 WITHIN    SIX TO TWELVE  ONE TO FIVE     OVER
                                               SIX MONTHS     MONTHS         YEARS     FIVE YEARS    TOTAL
                                               ----------  -------------  -----------  ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                       $ 19,226       $ 10,906      $46,751    $  7,201     $ 84,084
Adjustable-rate mortgage loans                    17,578          6,452       15,337         170       39,537
                                                --------       --------      -------    --------     --------
    Total mortgage loans                          36,804         17,358       62,088       7,371      123,621
Commercial business loans                         28,836          2,823        9,420          31       41,110
Consumer loans                                     5,502          1,089        3,747           4       10,342
Tax-exempt loans                                     750              0            0           0          750
Mortgage-related securities                       21,018          5,537       11,497         537       38,589
Fixed rate investment securities and other         6,701          3,533        6,310           0       16,544
Variable rate investment securities and other     11,296            646            0           0       11,942
                                                --------       --------      -------    --------     --------
    Total interest-earning assets               $110,907       $ 30,986      $93,062    $  7,943     $242,898
                                                ========       ========      =======    ========     ========
Interest-bearing liabilities:
Deposits
Time deposits                                   $ 64,890       $ 31,611      $14,000    $      4     $110,505
NOW accounts                                       1,401          1,401       14,013       6,540       23,355
Savings accounts                                   4,861          3,784       37,841      17,660       64,146
Money market accounts                                352            352        3,524       1,645        5,873
                                                --------       --------      -------    --------     --------
  Total deposits                                  71,504         37,148       69,378      25,849      203,879
Borrowings                                         3,000              0            0           0        3,000
                                                --------       --------      -------    --------     --------
    Total interest-bearing liabilities          $ 74,504       $ 37,148      $69,378    $ 25,849     $206,879
                                                ========       ========      =======    ========     ========
Interest-earning assets less interest-bearing
 liabilities                                    $ 36,403        ($6,162)     $23,684    ($17,906)    $ 36,019
                                                ========       ========      =======    ========     ========
Cumulative interest rate sensitivity gap        $ 36,403       $ 30,241      $53,925    $ 36,019
                                                ========       ========      =======    ========
Cumulative interest rate sensitivity gap as a
 percentage of total assets                        13.77%         11.44%       20.39%      13.62%
                                                ========       ========      =======    ========

At June 30, 1996, the Corporation's cumulative ratio of interest-rate sensitive assets to interest-rate sensitive liabilities was 13.77% for six months and 11.44% for one year maturities. Therefore, the Corporation is positively gapped and may benefit from rising interest rates.

Certain shortcomings are inherent in the method of analysis presented in the Schedule. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates, on a short term basis over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the schedule. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate decrease.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         As of June 30, 1996 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.  Changes in Securities - NONE

Item 3   Defaults upon Senior Securities - NONE

Item 4   Submission of Matters to Vote of Security Holders - NONE

Item 5   Other Information - NONE

Item 6   Exhibits and Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three months ended June 30, 1996. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                               MERCHANTS AND MANUFACTURERS
                                                   BANCORPORATION, INC.
                                             -------------------------------
                                                       (Registrant)

Date August 5, 1996
- - - -----------------------------       -----------------------------------------
                                    Michael J. Murry
                                    Chief Executive Officer & Chairman of the
                                    Board of Directors


Date August 5, 1996
- - - -----------------------------       -----------------------------------------
                                    James C. Mroczkowski
                                    Vice President & Chief Financial Officer
                                    Principal Financial Officer