Form 10-Q
period 1996-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1996-11-08
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                                -----------------    ---------------------

Commission file Number  0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Wisconsin                                39-1413328
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

                            573 West Lincoln Avenue
                           Milwaukee, Wisconsin 53207
--------------------------------------------------------------------------------
                    (Address of principal executive office)

                                (414)  649-2073
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code:


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No     .
      ---         ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, par value $1.00 per share          871,720 Shares
---------------------------------------  ---------------------------------------
                 Class                   Outstanding at November 1, 1996

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                   FORM 10-Q

                                     INDEX


                                                          PAGE NUMBER

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Statements of Financial
        Condition as of September 30, 1996 (Unaudited)
        and December 31, 1995                                    3

        Unaudited Condensed Consolidated Statements of
        Income for the Three Months and the Nine Months
        ended September 30, 1996 and 1995                        4

        Unaudited Condensed Consolidated Statements of
        Cash Flows for the Nine Months ended September 30,
        1996 and 1995                                            5

        Notes to Unaudited Condensed Consolidated Financial
        Statements                                               6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                              9

PART II. OTHER INFORMATION

Items 1-6                                                        14

Signatures                                                       15

PART I. FINANCIAL INFORMATION
MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                               1996          1995
                                                                          -------------  ------------
                                                                            (UNAUDITED)
                                                                                 (In Thousands)
ASSETS
Cash and due from banks                                                       $  12,755       $11,164
Interest-bearing deposits at other banks                                          1,458         8,737
Federal funds sold                                                                2,787         8,546
                                                                          -------------  ------------
Cash and cash equivalents                                                        17,000        28,447
Securities available-for-sale (at fair value):
 Investment securities                                                           17,433        15,833
 Mortgage-related securities                                                     35,469        44,251
Loans receivable, net                                                           187,333       163,650
Accrued interest receivable                                                       1,612         1,532
Federal Home Loan Bank stock, at cost                                             1,118           702
Premises and equipment, net                                                       7,683         7,605
Other assets                                                                      3,108         2,227
                                                                          -------------  ------------
Total assets                                                                   $270,756      $264,247
                                                                          =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                                                      $237,086      $233,083
 Accrued interest payable                                                           491           575
 Short-term borrowings                                                            3,800         3,000
 Advance payments by borrowers for taxes and insurance                            1,527           365
 Other liabilities                                                                1,914           681
                                                                          -------------  ------------
Total liabilities                                                               244,818       237,704
Stockholders' equity
Common stock, par value $1.00 per share: authorized--
 1,500,000 shares; issued--897,812 shares                                           898           898
Additional paid in capital                                                       10,759        10,759
Unrealized loss on securities available-for-sale                                   (468)         (181)
Retained earnings, substantially restricted                                      15,455        15,249
Less treasury stock, at cost--24,992 shares and 7,013
 shares, respectively                                                              (706)         (182)
                                                                          -------------  ------------
Total stockholders' equity                                                       25,938        26,543
                                                                          -------------  ------------
Total liabilities and stockholders' equity                                     $270,756      $264,247
                                                                          =============  ============

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                1996         1995         1996        1995
                                                             ---------     --------     -------     -------
                                                                     (In Thousands, except per share data)
Interest income:
 Loans, including fees                                          $3,946       $3,432     $11,140     $10,018
 Investment securities:
  Taxable                                                          321          208         849         549
  Exempt from federal income taxes                                  41           28         126          92
 Mortgage-related securities                                       599          691       1,924       2,323
 Other                                                              22          353         292         572
                                                             ---------     --------     -------     -------
Total interest income                                            4,929        4,712      14,331      13,554
Interest expense:
 Deposits                                                        2,077        2,087       6,045       5,635
 Borrowings                                                         61           49         161         166
                                                             ---------     --------     -------     -------
Total interest expense                                           2,138        2,136       6,206       5,801
Net interest income                                              2,791        2,576       8,125       7,753
Provision for loan losses                                          388            6         460         126
                                                             ---------     --------     -------     -------
Net interest income after provision for
 loan losses                                                     2,403        2,570       7,665       7,627
Non-interest income:
 Service charges on deposit accounts                               181          179         542         536
 Service charges on loans                                           47           29         156          67
 Net gain on securities sales                                       11            1          18          11
 Other                                                             166          112         423         342
                                                             ---------     --------     -------     -------
                                                                   405          321       1,139         956
Non-interest expenses:
 Salaries and employee benefits                                  1,340        1,156       3,965       3,514
 Premises and equipment                                            343          300       1,035         880
 Data processing fees                                              142          130         417         409
 Federal deposit insurance premiums                                657           68         763         321
 Other                                                             507          548       1,584       1,636
                                                             ---------     --------     -------     -------
                                                                 2,989        2,202       7,764       6,760
 Income (loss) before income taxes                                (181)         689       1,040       1,823
 Income taxes                                                      (62)         240         361         636
                                                             ---------     --------     -------     -------
 Net income (loss)                                             ($  119)        $449        $679      $1,187
                                                             =========     ========     =======     =======
 Earnings (loss) per share                                     ($ 0.14)       $0.50       $0.77       $1.33
                                                             =========     ========     =======     =======
 Dividends per share                                             $0.20        $0.17       $0.50       $0.47
                                                             =========     ========     =======     =======

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                              1996            1995
                                                                         --------------  --------------
                                                                                  (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                        $679          $1,187
 Adjustments to reconcile net income to cash provided by
  operating activities:
    Provision for loan losses                                                       460             126
    Provision for depreciation                                                      310             281
    Net amortization of investments securities premiums and discounts               236             262
    Net realized investment security gains                                          (18)            (11)
    Increase in accrued interest receivable                                         (80)           (308)
    Increase (decrease) in accrued interest payable                                 (84)            260
    Other                                                                           503            (537)
                                                                         --------------  --------------
Net cash provided by operating activities                                         2,006           2,334
INVESTING ACTIVITIES
Purchases of securities available for sale                                      (12,318)         (8,982)
Proceeds from redemptions and maturities of securities available for sale        11,884           7,109
Proceeds from sales of securities available for sale                              6,960          10,425
Purchases of investment securities                                                    0            (992)
Net increase in loans                                                           (24,243)         (7,774)
Purchase of premises and equipment                                                 (388)         (1,804)
Proceeds from sales of real estate                                                  100               0
Purchase of Federal Home Loan Bank stock                                           (416)            (38)
                                                                         --------------  --------------
Net cash used in investing activities                                           (18,421)         (2,056)
FINANCING ACTIVITIES
Net increase in deposits                                                          4,003           5,882
Payments of cash dividends to stockholders                                         (473)           (418)
Net increase in short-term borrowings                                               800           3,000
Purchase of treasury stock                                                         (628)            (73)
Proceeds from sale of treasury stock                                                104              34
Increase in advance payments by borrowers for taxes and insurance                 1,162           1,239
Proceeds from dividend reinvestment plan                                              0              99
                                                                         --------------  --------------
Net cash provided in financing activities                                         4,968           9,763
Increase (decrease) in cash and cash equivalents                                (11,447)         10,041
Cash and cash equivalents at beginning of period                                 28,447          17,694
                                                                         --------------  --------------
Cash and cash equivalents at end of period                                      $17,000         $27,735
                                                                         ==============  ==============
Supplemental cash flow information:
 Interest paid                                                                   $6,268          $5,532
 Income taxes paid                                                                  729             590
 Loans transferred to other real estate owned                                       100               0

See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. (the Corporation) and its wholly owned subsidiaries, Lincoln State Bank, Franklin State Bank ("the Banks"), Lincoln Savings Bank, S.A. ("Lincoln Savings") and M&M Services, Inc. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Lincoln Savings Bank also includes the accounts of its wholly owned subsidiary, Lincoln Investment Management Corporation. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1995.

NOTE B -- EARNINGS PER SHARE INFORMATION

Earnings per share of common stock for the nine months ended September 30, 1996, and 1995 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.


                          Three Months Ended,           Nine Months Ended
                             September 30,                September 30,
                           1996           1995          1996          1995
--------------------------------------------------  --------------------------
Net income (loss)        ($ 119,237)      $448,816      $679,263    $1,187,155
Weighted average
shares outstanding           872,221       890,097       877,097       889,478
--------------------------------------------------  --------------------------
Earnings (loss) per
share                    ($    0.14)      $   0.50      $   0.77    $     1.33
                    ==============================  ==========================

NOTE C -- LOANS RECEIVABLE

Loans are comprised of the following categories:


                                          September 30  December 31
                                              1996         1995
                                          -------------------------
                                               (In Thousands)
           Commercial business loans          $ 45,665     $ 36,605
           Commercial real estate               54,548       44,594
           Real estate mortgages                78,013       71,943
           Installments                          9,847       10,810
           Other                                 1,292        1,326
                                          -------------------------
           Total loans                         189,365      165,278
           Unearned income                         (85)         (95)
                                          -------------------------
           Loans, net of unearned income      $189,280     $165,183
                                          =========================

The following table presents changes in the allowance for credit losses:


                    Three Months Ended,     Nine Months Ended
                       September 30,          September 30,
                      1996        1995       1996       1995
                    ---------------------  --------------------
                                   (In Thousands)
Beginning balance      $1,561      $1,544     $1,533     $1,464
  Provisions              388           6        460        126
  Charge-offs              (2)          0        (75)       (40)
  Recoveries                0           0         29          0
                    ---------------------  --------------------
Ending balance         $1,947      $1,550     $1,947     $1,550
                    =====================  ====================

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

The following summarizes the September 30, 1996 actual capital levels and ratios and those required by federal regulations for the banks and the State of Wisconsin for Lincoln Savings.


                                                     Amount                               Ratios
                                      ---------------------------------  ----------------------------------
                                       Actual      Required     Excess       Actual      Required    Excess
                                      ---------------------------------  ----------------------------------
                                                      (In Thousands, Except Percentages)
Lincoln State Bank:
     Leverage                          $10,565      $5,172       $5,393        8.17%      4.00%       4.17%
     Risk-based                         11,595       7,829        3,766       11.87       8.00        3.87

Franklin State Bank:
     Leverage                            2,396       1,281        1,115        7.48       4.00        3.48
     Risk-based                          2,678       1,901          777       11.27       8.00        3.27

Lincoln Savings:
     Leverage                            9,957       4,223        5,734        9.43       4.00        5.43
     Risk-based                         10,590       5,074        5,516       16.70       8.00        8.70
     State of Wisconsin:                10,270       6,335        3,935        9.73       6.00        3.73

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At September 30, 1996, the Corporation's consolidated total assets were $270.8 million as compared to $264.2 million at December 31, 1995. This increase was primarily funded by a $4.0 million increase in deposits and a $800,000 increase in short-term borrowings.

Investment securities increased $1.6 million, or 10.1%, from $15.8 million at December 31, 1995 to $17.4 million at September 30, 1996. Purchases of new investments in this category accounted for the increase.

Mortgage-related securities available-for-sale decreased $8.8 million, or 19.8% from $44.3 million at December 31, 1995, to $35.5 million at September 30, 1996. The proceeds from sales, maturities and repayments of mortgage-related securities are being used to fund new loans and purchase other tpye of investment securities rather than purchase additional mortgage-related securities.

Loans receivable increased $23.7 million, or 14.5%, from $163.7 million at December 31, 1995 compared to $187.3 million at September 30, 1996. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. These assets tend to be rate-sensitive and will add interest income in a rising interest rate environment. Currently, loans receivable consists mainly of mortgages secured by residential properties located in the Corporation's primary market area and commercial loans secured by business assets, real estate, and guarantees. At September 30, 1996 the Corporation has not designated any loans held for sale. Past loan sales have been loan participations sold to correspondent banks when the borrowers reached their lending limit at the Corporation's subsidiary Banks.

Stockholders' equity at September 30, 1996 was $25.9 million compared to $26.5 million at December 31, 1995, a decrease of $605,000, or 2.3%. The change in stockholders' equity consists of net income of $679,000, less payments of dividends to shareholders of $473,000, less the purchase of treasury stock of $524,000 and the $287,000 decrease in the market value of securities categorized as available for sale. The Banks and Lincoln Savings continue to exceed their regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:


                                               September 30,        December 31,
                                                   1996                1995
                                              --------------        ------------
                                              (In Thousands, Except Percentages)
Non-accrual loans:
  Mortgage loans
   One-to-four family                            $  450            $  355
   Commercial mortgage                               83               148
                                                 ------            ------
     Total mortgage loans                           533               503

  Commercial business                               180                94
  Consumer and other                                 41                61
                                                 ------            ------
     Total non-accrual loans                        754               658

Other real estate owned                               0                 0
                                                 ------            ------
     Total nonperforming assets                  $  754            $  658
                                                 ======            ======

RATIOS:
Non-accrual loans to total loans                   0.40%             0.40%
Nonperforming assets to total assets               0.27              0.25
Loan loss allowance to non-accrual loans         258.09            232.98
Loan loss allowance to total loans                 1.03              0.93

Nonperforming assets increased by $96,000 from $658,000 at December 31, 1995 to $754,000 at September 30, 1996, a increase of 14.6%. A $86,000 increase in non-accrual commercial business loans accounted for the majority of the increase. Although the amount of non-accrual loans increased, management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operation

Net interest income, for the three months ended September 30, 1996 was $2.79 million, an increase of 8.1% from the $2.58 million reported for the same period in 1995. The increase in loans receivable and the stabilization of rates paid on deposit products were the major contributing factors to the increase in net interest income. Net interest income for the nine months ended September 30, 1996 was $8.13 million, an increase of 4.8% from the $7.75 million reported for the same period in 1995. The continued asset shift from investments to higher yielding loans and stable net interest margins were the primary reasons for the improvement in the year-to-date net interest income as well.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yields earned and rates paid and the net interest margin during the nine and three months ended September 30, 1996 and 1995.


                                         During the              During the
                                    Three Months Ended           Nine Months
                                        September 30,        Ended September 30,
                                      1996        1995        1996        1995
                                   ---------------------------------------------
Weighted average yield on
 interest-earning assets              7.95%       7.83%       7.87%       7.80%

Weighted average rate paid on
 interest-bearing liabilities         3.56        3.69        3.53        3.46
                                   ---------------------------------------------

Net interest spread                   4.39%       4.14%       4.34%       4.34%
                                   =============================================

Net interest margin (net interest
 income divided by average
 earning assets)                      4.64%       4.53%       4.46%       4.46%
                                   =============================================

The provision for loan losses for the three month period ended September 30, 1996 was $388,000 compared to $6,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, the provision for loan losses was $460,000 compared to $126,000 for than the same period in 1995. The change is primarily due to increases in the loan portfolio and not to any anticipated loan losses. In fact, the Corporation's ratio of nonperforming loans to total loans is well below its peer group average. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions and the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Service charges on deposits and other income for the three months ended September 30, 1996 was $405,000 compared to $321,000 for the three months ended September 30, 1995, an increase of $84,000, or 26.2%. Service charges on deposits and other income for the nine months ended September 30, 1996 was $1.14 million compared to $956,000 for the nine months ended September 30, 1995, an increase of $184,000, or 19.2%. The increases are due to fees collected on loans, income from new products and services and a continued evaluation of fees charged on our depository accounts.

Non-interest expense for the three months ended September 30, 1996 was $2.99 million compared to $2.20 million for the three months ended September 30, 1995, an increase of $787,000, or 35.7%. Non-interest expense for the nine months ended September 30, 1996 was $7.76 million compared to $6.76 million for the nine months ended September 30, 1995, an increase of $1.0 million, or 14.9%. The congressionally mandated one-time assessment to recapitalize the Savings Association Insurance Fund accounted for $604,000 of this increase.
The other operating expense increases consisted primarily of premises and equipment costs related to the opening of two new branch locations of Lincoln State Bank.

Net income (losses) before taxes for the three month period ended September 30, 1996 was ($181,000) compared to $689,000 for the three months ended September 30, 1995, a decrease of $870,000. Income before taxes for the nine month period ended September 30, 1996 was $1.04 million compared to $1.82 million for the nine months ended September 30, 1995, a decrease of $783,000. On an after tax basis, the Corporation reported a loss of $119,000 for the three month period ended September 30, 1996 compared to income of $449,000 for the same period in 1995; and for the nine month period ended September 30, 1996, the Corporation reported net income of $679,000 compared to $1.19 million for the same period in 1995.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $17.0 million and $28.4 million at September 30, 1996 and December 31, 1995, respectively.

Management believes liquidity and capital levels are adequate at September 30, 1996. For a discussion of regulatory requirements, see Note D to the Unaudited Condensed Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 1996.

                                                              AMOUNTS MATURING OR REPRICING
                                              --------------------------------------------------------------
                                                 WITHIN    SIX TO TWELVE  ONE TO FIVE     OVER
                                               SIX MONTHS     MONTHS         YEARS     FIVE YEARS   TOTAL
                                              --------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                         $18,608        $11,921      $52,969      $6,704   $90,202
Adjustable-rate mortgage loans                     16,850          9,031       15,680           0    41,561
                                              --------------------------------------------------------------
    Total mortgage loans                           35,458         20,952       68,649       6,704   131,763
Commercial business loans                          29,843          2,947       12,690          29    45,509
Consumer loans                                      5,682          1,301        4,264          11    11,258
Tax-exempt loans                                      750              0            0           0       750
Mortgage-related securities                        14,336          9,888        9,210       2,035    35,469
Fixed rate investment securities and other          4,174          3,176        5,845           0    13,195
Variable rate investment securities and other       8,483          1,118            0           0     9,601
                                              --------------------------------------------------------------
    Total interest-earning assets                 $98,726        $39,382     $100,658      $8,779  $247,545
                                              ==============================================================
Interest-bearing liabilities:
 Deposits
 Time deposits                                    $68,005        $31,790      $13,185          $4  $112,984
 NOW accounts                                       1,403          1,403       14,028       6,547    23,381
 Savings accounts                                   3,757          3,757       37,567      17,531    62,612
 Money market accounts                                397            397        3,972       1,854     6,620
                                              --------------------------------------------------------------
    Total deposits                                 73,562         37,347       68,752      25,936   205,597
 Borrowings                                         3,800              0            0           0     3,800
                                              --------------------------------------------------------------
    Total interest-bearing liabilities            $77,362        $37,347      $68,752     $25,936  $209,397
                                              ==============================================================
Interest-earning assets less interest-bearing
 liabilities                                      $21,364         $2,035      $31,906   ($17,157)   $38,148
                                              --------------------------------------------------------------
Cumulative interest rate sensitivity gap          $21,364        $23,399      $55,305     $38,148
                                              ---------------------------------------------------
Cumulative interest rate sensitivity gap as a
 percentage of total assets                         7.89%          8.64%       20.43%      14.09%
                                              ===================================================

At September 30, 1996, the Corporation's cumulative ratio of interest-rate sensitive assets to interest-rate sensitive liabilities was 7.89% for six months and 8.64% for one year maturities. Therefore, the Corporation is positively gapped and may benefit from rising interest rates.

Certain shortcomings are inherent in the method of analysis presented in the schedule above. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates, on a short term basis over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the schedule. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate decrease.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         As of September 30, 1996 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.  Changes in Securities - NONE

Item 3.  Defaults upon Senior Securities - NONE

Item 4.  Submission of Matters to Vote of Security Holders - NONE

Item 5.  Other Information - NONE

Item 6.  Exhibits and Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three months ended September 30, 1996. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                              MERCHANTS AND MANUFACTURERS
                                                  BANCORPORATION, INC.
                                              ------------------------------
                                                       (Registrant)





Date  November 7, 1996
      -------------------                     ----------------------------------
                                              Michael J. Murry
                                              Chief Executive Officer & Chairman
                                              of the Board of Directors
Date  November 7, 1996
      --------------------                    ----------------------------------
                                              James C. Mroczkowski
                                              Vice President & Chief Financial
                                              Officer
                                              Principal Financial Officer