Form 10-K
period 1996-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1997-03-31
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] Special report which contains only financial statements pursuant to Exchange Act Rule 15(d)-2

For  the fiscal year ended  December 31, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the transition period from  _________________ to _____________________

Commission file number 0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Wisconsin                                        39-1413328
---------------------------------------------   ---------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification Number)
 or organization)

                            573 West Lincoln Avenue
                           Milwaukee, Wisconsin 53207
                           --------------------------
                    (Address of principal executive office)

      Registrant's telephone number, including area code:  (414)  649-2073

  Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

          Securities registered pursuant to section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No    .
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

As of March 1, 1997, 860,582 shares of Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price) held by non affiliates was approximately $21,503,000.

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                     *****

                           ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1996

PART I                                                              Page
       Item 1.  Business                                              3
       Item 2.  Properties                                            5
       Item 3.  Legal Proceedings                                     5
       Item 4.  Submission of Matters to a Vote of Security Holders   6

PART II
       Item 5.  Market for Registrant's Common Equity and Related
                Stockholders Matters                                  6
       Item 6.  Selected Financial Data                               7
       Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   8
       Item 8.  Financial Statements and Supplementary Data          18
       Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                  18

PART III
       Item 10. Directors and Executive Officers of the Registrant   18
       Item 11. Executive Compensation                               18
       Item 12  Security Ownership of Certain Beneficial Owners
                and Management                                       18
       Item 13. Certain Relationships and Related Transactions       18

PART IV
       Item 14. Exhibits, Financial Statements Schedules and Reports
                on Form 8-K                                          18

SIGNATURES                                                           19

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Merchants and Manufacturers Bancorporation, Inc. (the Corporation), is a registered multi-bank holding company under the Bank Holding Company Act of 1956, as amended, and a savings bank holding company under the Home Owners' Loan Act of 1933, as amended. The Corporation was organized in 1982, and in 1983 and 1984 acquired all of the outstanding stock of Lincoln State Bank, Milwaukee, Wisconsin and Franklin State Bank, Franklin, Wisconsin, respectively. In 1993, the Corporation acquired all of the outstanding shares of Lincoln Savings Bank, S.A., Milwaukee, Wisconsin in a business combination accounted for as a pooling-of-interests. Lincoln Savings Bank, S.A. converted from a mutual to stock form of organization and simultaneously merged with the Corporation. In connection with the conversion, the Corporation sold 330,625 shares of its common stock in a subscription and community offering. Gross proceeds from the stock sale amounted to $6,612,500. The net proceeds, after conversion costs, were used to inject additional capital into Lincoln Savings Bank, to repay short-term borrowings of the Corporation and for general working-capital purposes. Lincoln State Bank and Franklin State Bank are commercial banks chartered under the Wisconsin Banking Statutes; Lincoln Savings Bank, S.A. is a Wisconsin chartered savings bank.

     The Corporation operates ten banking facilities in Milwaukee and Waukesha counties. In addition to its subsidiary banks (Lincoln State Bank, Franklin State Bank and Lincoln Savings Bank, S.A.), the Corporation owns two non-bank subsidiaries, the Lincoln Neighborhood Redevelopment Corporation, which was organized for the purpose of redeveloping and rejuvenating certain areas located primarily on the near south side of Milwaukee, and M&M Services, Inc., which was formed in 1994 to provide operational services to the Corporation's subsidiary banks.

PRODUCTS AND SERVICES

     Through the banking subsidiaries, the Corporation provides a broad range of services to individual and commercial customers. These services include accepting demand, savings, and time deposits, including regular checking accounts, NOW accounts, money market accounts, certificates of deposit, individual retirement accounts, and club accounts. The subsidiary banks also make secured and unsecured commercial, mortgage, construction, and consumer term loans on both a fixed and variable rate basis. Historically, the terms on these loans range from one month to five years and are retained in the Bank's portfolios. The subsidiary banks also provide lines of credit to commercial borrowers and to individuals through home equity loans.

COMPETITION

     The subsidiary banks primarily serve the southern half of Milwaukee County and the southeastern portion of Waukesha County, including suburbs located to the south and west of the City of Milwaukee. There are presently in excess of one hundred other financial institutions in the primary service area that directly compete with Lincoln State Bank, Franklin State Bank and Lincoln Savings Bank, S.A. In addition to competing with other commercial banks, the subsidiaries compete with savings and loan associations, credit unions, small-loan companies, insurance companies, investment banking firms and large retail companies. The principal methods of competition include interest rates paid on deposits and charged on loans, personal contacts and efforts to obtain deposits and loans, types and quality of services provided and convenience of the locations. Many of the Corporation's competitors are larger and have significantly greater financial resources than the Corporation and its subsidiaries.

EMPLOYEES

     At December 31, 1996, the Corporation and the subsidiary banks employed 138 full-time and 56 part-time employees. The Corporation provides a wide range of benefits to employees, including educational activities, and considers its employee relations to be excellent. The Corporation conducts extensive training programs in order to enhance job-related knowledge and skills of its people and to train its employees with a sales-orientated approach to customers. Eligible employees participate in a 401k plan as well as group life and major medical insurance programs.

                        THE BANKS AND OTHER SUBSIDIARIES

     At or for the year ended December 31, 1996, the subsidiary banks (each consolidated with its appropriate subsidiaries; see "Other Subsidiaries") had total assets, total loans, total deposits, stockholder's equity, net income, and return on assets as follows (dollars in thousands):


                               LINCOLN STATE BANK   LINCOLN SAVINGS BANK   FRANKLIN STATE BANK
       Total assets                 $130,015              $102,712              $33,563
       Total loans                    97,829                67,054               24,932
       Total deposits                115,653                88,902               30,923
       Stockholders' equity           10,666                10,119                2,452
       Net income                      1,463                   604                  347
       Return on average assets        1.19%                 0.58%                1.06%

LINCOLN STATE BANK

     Lincoln State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1919. It operates full service branch offices in the southeastern Wisconsin communities of Muskego, New Berlin, Brookfield and Pewaukee. In addition it operates six limited hours facilities in Milwaukee County. It is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including checking and savings accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, and such other banking services as are usual and customary for commercial banks.
At December 31, 1996, Lincoln State Bank comprised 48.6% of the consolidated assets of the Corporation.

FRANKLIN STATE BANK

     Franklin State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1982. Its office is located in Franklin, Wisconsin. It is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including checking and savings accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, and such other banking services as are usual and customary for commercial banks. At December 31, 1996, Franklin State Bank comprised 12.5% of the consolidated assets of the Corporation.

LINCOLN SAVINGS BANK

     Lincoln Savings Bank was organized as a state chartered mutual savings and loan association under the laws of the State of Wisconsin in 1910. In April 1993, it converted from the mutual to stock form of organization, and all of the shares of stock issued by the converted association were acquired by the Corporation (See Business of the Corporation - General and Recent Acquisition). Its principal office is presently located in Milwaukee, Wisconsin. It also operates a branch office in Milwaukee, Wisconsin. Lincoln Savings Bank's principal business consists of attracting deposits from the general public, and investing such funds in securities, including mortgage-backed securities, and mortgage loans, principally to finance the purchase or construction of residential dwellings and, to a lesser extent, to finance the purchase or construction of multi-family properties. Lincoln Savings Bank also originates consumer loans and commercial loans. At December 31, 1996, Lincoln Savings Bank comprised 38.4% of the consolidated assets of the Corporation.

LINCOLN NEIGHBORHOOD REDEVELOPMENT CORPORATION

     The Lincoln Neighborhood Redevelopment Corporation was formed in June of 1988 and is a wholly owned subsidiary of the Corporation. The Redevelopment Corporation was established to redevelop and rejuvenate certain areas located on the south-side of Milwaukee by, among other things, arresting decay and deterioration, working with local businesses to keep commercial areas strong and attractive, pursuing means to preserve and create jobs, encouraging appropriate land-use, involving community residents in economic planning and retaining and attracting businesses. As of December 31, 1996, Lincoln Neighborhood Redevelopment Corporation had assets of $539,000, liabilities of $463,000 and equity of $76,000.

M&M SERVICES, INC.

     M&M Services was formed in January of 1994 and is a wholly owned subsidiary of the Corporation. The company provides operational activities to the Corporation's subsidiary banks. These activities include: human resources, auditing, marketing, financial analysis, loan document preparation, loan credit analysis and check processing. Prior to 1994 these services were provided by employees of Merchants and Manufacturers Bancorporation.

OTHER SUBSIDIARIES

     Lincoln State Bank and Lincoln Savings Bank each have a wholly owned subsidiary. In 1991 an investment subsidiary known as M&M - Lincoln Investment Corporation was formed to manage the majority of Lincoln State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of mortgage-backed and other investment securities from Lincoln State Bank in exchange for 100% of the stock of the subsidiary. In 1995 an investment subsidiary known as Lincoln Investment Management Corporation was formed to manage the majority of Lincoln Savings Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $21 million of mortgage-backed and other investment securities from Lincoln Savings Bank in exchange for 100% of the stock of the subsidiary.

SUPERVISION AND REGULATION

     The operations of financial institutions, including bank companies, commercial banks and savings banks, are highly regulated, both at federal and state levels. Numerous statutes and regulations affect the businesses of the Corporation and its financial service subsidiaries.

     The Corporation's own activities are regulated by the federal Bank Holding Company Act (the "Act"), which requires each holding company to obtain the prior approval of the Federal Reserve Board (the "Board") before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank. The Act prohibits acquisition of shares of any bank located outside the state in which the operations of the Corporation's banking subsidiaries are principally conducted, unless specifically authorized by statute of the other state. Since 1987, Wisconsin law has permitted interstate bank acquisitions within those states in a nine-state region which have adopted similar legislation. Laws reciprocal to the Wisconsin law have been enacted by Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota and Ohio. A Wisconsin-based holding company, such as the Corporation, may also acquire banks in certain other states which expressly permit nationwide acquisitions, with no requirement for reciprocal legislation.

     The Act also prohibits, with certain exceptions for savings associations and other entities engaged in bank related activities, acquisition of more than five percent of the voting shares of any company (directly or through its subsidiaries) doing business other than banking or performing services for its subsidiaries, without prior approval of the Board. Pursuant to the Act, the Corporation is supervised and regularly examined by the Board.

     As a state chartered, SAIF-insured savings institution, Lincoln Savings Bank is subject to extensive supervision and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Wisconsin Department of Financial Institutions, Division of Savings Institutions. The lending activities and other investments of Lincoln Savings Bank, S.A. must comply with certain federal and state regulatory requirements. In addition, the FDIC and the Wisconsin Department of Financial Institutions periodically examine Lincoln Savings Bank, S.A. for compliance with various regulatory requirements, and the savings bank must file reports describing its activities and financial condition. Lincoln Savings Bank, S.A. is also subject to certain reserve requirements promulgated by the Federal Reserve. This supervision and regulation is intended primarily for the protection of depositors.

     The commercial banks are supervised by the Office of the Commissioner of Banking and regularly examined by that agency and the FDIC. The deposits of each bank are insured by the Bank Insurance Fund (BIF) administered by the FDIC.

ITEM 2. PROPERTIES

     The Corporation's offices are located at 573 West Lincoln Avenue in Milwaukee, Wisconsin. At that location, the Corporation maintains its corporate operations and personnel.

     The main office of Lincoln State Bank is at 2266 South 13th Street, Milwaukee, Wisconsin. The South 13th Street location consists of a one-story building containing approximately 11,000 square feet. An adjacent building of approximately 750 square feet contains the two walk-up facilities operated by Lincoln State Bank. In addition, there are three drive-up facilities, and the parking lot provides space for 51 cars. One branch of Lincoln State Bank is located in a one-story, 1,700 square foot building at 13500 Janesville Road, Muskego, Wisconsin. The Muskego branch has three drive-up windows and parking facilities for 25 vehicles. Another branch of Lincoln State Bank was opened in May 1990 at 14000 West National Avenue, New Berlin, Wisconsin. The New Berlin branch contains approximately 7,000 square feet and has 4 drive-up facilities, 4 walk-up windows and parking for 27 vehicles. During 1995 Lincoln State Bank opened two other full-service branch locations one located at 17600 West Capitol Drive, Brookfield, Wisconsin and at 585 Ryan Street, Pewaukee, Wisconsin. Both facilities offer drive-up and walk-up facilities along with parking for both customers and employees. In addition, Lincoln State Bank operates customer facilities at Villa St. Francis located at South 20th and Ohio Streets in Milwaukee, at Clement Manor located at South 92nd Street and West Howard Avenue in Milwaukee, at Friendship Village located at North 73rd and West Dean Road in Milwaukee, at Stoney Creek Adult Community in Muskego, at the Milwaukee Protestant Home located on North Downer Avenue in Milwaukee and at Forest Ridge located in Hales Corners, Wisconsin

     Franklin State Bank is located in a modern three-story building at 7000 South 76th Street in the City of Franklin, Wisconsin. The building contains 21,308 square feet, has five drive-up lanes and three automatic tellers. The parking lot accommodates 165 cars. The building is owned by the Corporation and leases space to Franklin State Bank. Portions of the building that are not used by Franklin State Bank are leased to various tenants.

     Lincoln Savings Bank's main office is located at 3131 South 13th Street, Milwaukee, Wisconsin in a modern one-story building. Lincoln Savings Bank also operates a branch facility at 5400 West Forest Home Avenue, Milwaukee, Wisconsin. Lincoln Savings Bank owns both facilities.

     M&M Services is located at 6170 Industrial Court in the Greendale Industrial Park. At that location, the Corporation maintains its subsidiary service support facilities and personnel.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Corporation and the subsidiary banks are party to legal proceedings arising out of their general lending activities and other operations. However, there are no pending legal proceedings to which the Corporation or the subsidiary banks are a party, or to which their property is subject, which, if determined adversely to the Corporation, would individually or in the aggregate have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The stock of the Corporation is not listed on any stock exchange or quoted on the National Association of Securities Dealers Quotation Automated Quotation System. The Corporation's stock has been quoted on the "Pink Sheets", an inter-broker quotation medium, since April 1993, and in the Over The Counter Bulletin Board, an electronic quotation service. Robert W. Baird & Co., Incorporated, a regional securities and investment banking firm headquartered in Milwaukee, Wisconsin, acts as a market maker for the Corporation's stock.
In connection with the acquisition of Lincoln Savings Bank on April 2, 1993, the Corporation sold 330,625 shares of stock at $20 per share. The $20 price was established through an independent appraisal in conformity with regulatory requirements. Following the acquisition of Lincoln Savings Bank by the Corporation in April 1993, Robert W. Baird has caused the Corporation's stock to be quoted in the "Other Stocks" section of the Milwaukee Journal/Sentinel. Prior to that time the Corporation's stock was not publicly listed. (Referred to in the following table as n/a.)

     Holders of the Corporation's stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors from funds legally available for such payments. The Corporation's ability to pay cash dividends is dependent primarily on the ability of its subsidiaries to pay dividends to the Corporation. The ability of each subsidiary bank to pay dividends depends on its earnings and financial condition and on compliance with banking statutes and regulations.

     The following table sets forth the quarterly "bid/ask" range for the period indicated.


                                                   Quotation or Price
                    Quarter Ended                   Bid          Ask
                    -------------------------------------------------
                    March 31, 1995                $25.00       $25.75
                    June 30, 1995                  25.00         n/a
                    September 30, 1995             26.50         n/a
                    December 31, 1995              26.50         n/a
                    MARCH 31, 1996                $28.00       $28.00
                    JUNE 30, 1996                  29.25        29.25
                    SEPTEMBER 30, 1996             29.50        29.50
                    DECEMBER 31, 1996              30.00        30.00


ITEM 6. SELECTED FINANCIAL DATA

      The following table summarizes certain historical financial data regarding the Corporation. This information is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Corporation presented elsewhere herein (dollars in thousands, except per share data):

                                                                         At or For the Year Ended December 31,
                                                             ------------------------------------------------------
                                                             1996         1995        1994         1993        1992(2)
                                                             ----         ----        ----         ----        ----
      SELECTED BALANCE SHEET DATA
      Total assets                                         $267,723     $264,247    $248,181     $239,944    $238,324
      Loans receivable, net                                 189,791      163,650     149,925      137,715     125,076
      Investment securities held to maturity                      0            0       4,326        4,451      11,060
      Investment securities available for sale(5)            15,499       15,833       9,464       12,097       1,548
      Mortgage-related securities available for sale(5)      27,154       44,251      54,634       52,185           0
      Mortgage-related securities held to maturity                0            0           0            0      73,644
      Deposits                                              232,933      233,083     223,446      214,631     216,485
      Short-term borrowings                                   6,850        3,000           0            0       2,161
      Stockholders' equity, substantially restricted         26,380       26,543      23,573       24,741      17,767
      Realized stockholders' equity, substantially
        restricted(6)                                        26,583       26,724      25,512       24,612      17,767

      SELECTED INCOME STATEMENT DATA
      Total interest income (taxable-equivalent)(1)        $ 19,401     $ 18,479    $ 16,212     $ 15,543    $ 17,340
      Total interest expense                                  8,362        7,921       6,155        6,476       9,140
                                                           ----------------------------------------------------------
         Net interest income                                 11,039       10,558      10,057        9,067       8,200
      Provision for loan losses                                 460          132          43          211         311
                                                           ----------------------------------------------------------
         Net interest income after provision for
          loan losses                                        10,579       10,426      10,014        8,856       7,889

      Net gain (loss) on security sales                          70           61        (244)          (8)        114
      Other noninterest income                                1,485        1,267       1,185        1,391       1,432
                                                           ----------------------------------------------------------
         Total noninterest income                             1,555        1,328         941        1,383       1,546
      Noninterest expense                                    10,021        9,040       8,484        8,268       7,676
                                                           ----------------------------------------------------------
         Income before income taxes                           2,113        2,714       2,471        1,971       1,759
      Income taxes                                              730          917         874          651         495
      Less taxable equivalent adjustment                         73           96          73          101         138
                                                           ----------------------------------------------------------
         Net income                                        $  1,310     $  1,701    $  1,524     $  1,219    $  1,126
                                                           ==========================================================
      PER SHARE DATA
      Net income(3)                                        $   1.50     $   1.91    $   1.71     $   1.37    $   1.27
      Cash dividend declared                               $   0.79     $   0.64    $   0.51     $   0.50    $   0.40
      Book value(3),(5)                                    $  30.50     $  29.80    $  26.48     $  27.82    $  27.59
      Average shares outstanding(3)                         875,082      889,677     890,655      889,363     883,686

      OTHER DATA
      Net interest margin                                     3.87%        3.86%       3.93%        3.81%       3.40%
      Allowance for loan losses to non-accrual loans        206.87%      232.92%     189.64%      157.49%      77.60%
      Nonperforming assets to total assets                    0.35%        0.25%       0.35%        0.41%       0.69%
      Stockholders' equity to total assets(3),(5)             9.85%       10.04%       9.50%       10.31%      10.23%
      Average stockholders' equity to average assets(5)       9.94%       10.01%       9.87%       10.91%      10.02%
      Return on assets (ratio of net income to
       average total assets)                                  0.50%        0.67%       0.62%        0.51%       0.48%
      Return on stockholders' equity (ratio of net
       income to average equity)                              5.00%        6.71%       6.27%        4.87%       4.75%
      Dividend payout ratio                                  52.75%       33.45%      29.79%       33.22%          (4)
      Facilities:
       Number of full-service offices                             8            8           6            6           6
       Number of limited services offices                         6            6           4            5           4

(1) Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with the Corporation's historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.
(2) Restated to reflect the April 2, 1993 merger conversion of Lincoln Savings Bank which was accounted for as a pooling-of-interests. Operating results for the year indicated includes the year ended December 31 for Lincoln State Bank and Franklin State Bank and for the year ended September 30 for Lincoln Savings Bank.
(3) Computed assuming that the 330,625 shares of common stock issued in connection with the April 2, 1993 merger conversion of Lincoln Savings Bank were issued and outstanding for all periods presented. No adjustment for the additional income that could have been earned had the net proceeds from the issuance been available for prior periods had been made.
(4) Dividend payout information irrelevant prior to merger conversion with Lincoln Savings Bank.
(5) The Corporation adopted Statement of Financial Accounting Standards No.
    115, "Accounting for Certain Debt and Equity Securities" as of December 31, 1993. As a result, investment securities available-for-sale are carried at fair value and stockholders' equity is adjusted for the unrealized holding
    (loss) gain, net of applicable income taxes. See Note 1 to the Audited Financial Statements.
(6) Excludes SFAS 115 mark-to-market equity adjustment.

         The following table sets forth certain unaudited income and expense data on a quarterly basis for the periods indicated (dollars in thousands, except per share data):

                                                        1996                                            1995
                                     ------------------------------------------------------------------------------------------
                                     3/31        6/30       9/30       12/31          3/31        6/30       9/30       12/31
                                     ------------------------------------------------------------------------------------------
Interest income
  (taxable-equivalent) (1)           $4,696     $4,750      $4,950     $5,005         $4,355      $4,536      $4,735     $4,853
Interest expense                      2,024      2,044       2,138      2,156          1,727       1,938       2,136      2,120
                                     ------------------------------------------------------------------------------------------
  Net interest income                 2,672      2,706       2,812      2,849          2,628       2,598       2,599      2,733
Provision for loan losses                36         36         388          0             60          60           6          6
Noninterest income                      368        366         405        416            301         334         321        372
Noninterest expense                   2,592      2,183       2,989      2,257          2,288       2,270       2,202      2,280
                                     ------------------------------------------------------------------------------------------
  Income (loss) before taxes            412        853        (160)     1,008            581         602         712        819
Income taxes (benefit)                  133        290         (62)       369            201         195         240        281
Less taxable equivalent
  adjustment                             22         22          21          8             25          24          23         24
                                     ==========================================================================================
  Net income (loss)                  $  257     $  541       ($119)    $  631         $  355      $  383      $  449     $  514
                                     ==========================================================================================
Net income (loss) per share          $ 0.29     $ 0.62      ($0.14)    $ 0.73         $ 0.40      $ 0.43      $ 0.50     $ 0.58
                                     ==========================================================================================
Dividends per share                  $ 0.17     $ 0.17      $ 0.20     $ 0.25         $ 0.15      $ 0.15      $ 0.17     $ 0.17
                                     ==========================================================================================

(1) Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with the Corporation's historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion is intended as a review of significant factors affecting the Corporation's financial condition and results of operations as of and for the period ended December 31, 1996, as well as providing comparisons with previous years. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and the selected financial data presented elsewhere in this report. It should be noted that the financial statements are restated to reflect the April 2, 1993 merger conversion of Lincoln Savings Bank S.A. which was accounted for as a pooling-of-interests. Operating results presented for years prior to 1993 include the year ended December 31 for Lincoln State Bank and Franklin State Bank and for the year ended September 30 for Lincoln Savings Bank.

NET INTEREST INCOME

         Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated the Corporation's interest rate sensitive assets and liabilities. Net interest income is the most significant component of earnings. Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with the Corporation's historical experience, is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

         Net interest income on a FTE basis increased to $11.0 million in 1996, compared with $10.6 million in 1995 and $10.1 million in 1994. This increase of $501,000 in net interest income in 1996 was due primarily to an increase in the volume of earning assets in 1996 (a $1.2 million increase). This gain was partially offset by an increase in the volume of interest bearing liabilities (a $589,000 increase).

         The total increase in average earning assets was primarily due to an increase in average loans of $22.1 million. All of the loan growth was internally generated. Interest bearing deposits increased $7.7 million in 1996. The Corporation's entrance into new markets, introduction of new products and its pricing of time deposits were contributing factors to the growth in deposits.

         The following table sets forth, for the periods indicated, information regarding the average balances of assets and liabilities and the total dollar amount of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities, and net interest margin. Average balances have been calculated using average daily balances during such periods (dollars in thousands):

                                                            At or for the Year Ended December 31,
                               ----------------------------     ----------------------------      ---------------------------
                                           1996                             1995                             1994
                               ----------------------------     ----------------------------      ---------------------------
                               AVERAGE              AVERAGE     Average              Average      Average             Average
                               BALANCE   INTEREST     RATE      Balance   Interest     Rate       Balance  Interest     Rate
ASSETS
Loans(1),(2)                   $176,790   $15,230      8.61%    $154,696   $13,502      8.73%    $141,347   $11,337      8.02%
Loans exempt from federal
  income taxes(3)                   753        88     11.69%         825        97     11.76%         905        74      8.18%
Taxable investment
  securities(4)                  17,260     1,018      5.96%      13,796       800      5.80%      10,827       648      5.99%
Mortgage-related
  securities(4)                  38,475     2,407      6.26%      49,031     3,043      6.21%      56,249     3,205      5.70%
Investment securities exempt
  from federal income
  taxes(3),(4)                    2,003       126      6.29%       2,643       186      7.04%       1,678       141      8.40%
Other securities                 10,139       522      5.15%      14,812       851      5.75%      17,541       807      4.60%
                               ------------------               ------------------               ------------------
Interest earning assets         245,420    19,401      7.91%     235,803    18,479      7.84%     228,547    16,212      7.09%
Non interest earning assets      18,238                           17,289                           17,852
                               --------                         --------                         --------
    Average Assets             $263,658                         $253,092                         $246,399
                               ========                         ========                         ========

LIABILITIES AND
    STOCKHOLDERS'
    EQUITY
NOW deposits                   $ 23,011       479      2.08%    $ 22,451       483      2.15%    $ 24,938       518      2.08%
Money Market deposits             6,291       158      2.51%       7,514       187      2.49%      11,241       278      2.47%
Savings deposits                 64,345     1,400      2.18%      68,860     1,694      2.46%      74,659     1,847      2.47%
Time deposits                   109,862     6,109      5.56%      96,987     5,345      5.51%      83,315     3,495      4.19%
Other borrowings                  3,564       216      6.06%       3,432       212      6.18%         329        17      5.17%
                               ------------------               ------------------               ------------------
Interest bearing liabilities    207,073     8,362      4.04%     199,244     7,921      3.98%     194,482     6,155      3.16%
Demand deposits and other non               -----                            -----                           ------
    interest bearing
    liabilities                  30,369                           28,505                           27,595
Stockholders' equity             26,216                           25,343                           24,322
                               --------                         --------                         --------
    Average Liabilities and
      Stockholders' Equity     $263,658                         $253,092                         $246,399
                               ========                         ========                         ========

Net interest income/spread                $11,039      3.87%               $10,558      3.86%               $10,057      3.93%
                                          =================                =================                =================
Net interest earning assets    $ 38,347                         $ 36,559                         $ 34,065
                               ========                         ========                         ========
Net yield on interest earning
  assets                                               4.50%                            4.48%                            4.40%
                                                       ====                             ====                             ====
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities              1.19                             1.18                             1.18
                               ========                         ========                         ========


(1) For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
(2) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.
(3) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.
(4) Includes securities available for sale.

         The following table sets forth the effects of changing interest rates and volumes of interest earning assets and interest bearing liabilities on net interest income of the Corporation. Information is provided with respect to
(i) effect on net interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume),
(iii) changes in a combination of rate and volume (changes in rate multiplied by changes in volume), and (iv) net change (in thousands):

                                                                     For the Year Ended December 31,
                                        ----------------------------------------     ----------------------------------------
                                                    1996 VS. 1995                               1995 vs. 1994
                                        ----------------------------------------     ----------------------------------------
                                                  INCREASE/(DECREASE)                          Increase/(Decrease)
                                                       DUE TO                                       Due to
                                        ----------------------------     TOTAL       ---------------------------      Total
                                                              VOLUME    INCREASE                          Volume    Increase
                                        VOLUME      RATE      & RATE   (DECREASE)    Volume      Rate     & Rate   (Decrease)
                                        ------      ----      ------   ----------    ------      ----     ------   ----------
Interest-Earning Assets:
  Loans receivable(1)                    $1,928      ($175)      ($25)     $1,728     $1,071      $1,000     $ 94     $2,165
  Loans exempt from federal
    income taxes(2)                          (8)        (1)         0          (9)        (7)         32       (2)        23
  Taxable investment securities(3)          201         22          5         228        178         (20)      (6)       152
  Mortgage-related securities(3)            (45)       (20)         5         (60)        81         (23)     (13)        45
  Investment securities exempt
    from federal income taxes(2),(3)       (655)        24         (5)       (636)      (411)        286      (37)      (162)
  Other securities                         (268)       (88)        27        (329)      (126)        201      (31)        44
                                         ----------------------------------------     --------------------------------------
    Total interest-earning assets        $1,153      ($238)       $ 7         922     $  786      $1,476       $5      2,267
                                         ========================================     ======================================

Interest-Bearing Liabilities:
  NOW deposits                           $   12       ($16)       $ 0         ($4)      ($52)     $   19      ($2)      ($35)
  Money market deposits                     (30)         1          0         (29)       (92)          2       (1)       (91)
  Savings deposits                         (111)      (196)        13        (294)      (143)        (10)       0       (153)
  Time deposits                             710         48          6         764        574       1,096      180      1,850
  Other borrowings                            8         (4)         0           4        160           3       32        195
                                         ----------------------------------------     --------------------------------------
    Total interest-bearing liabilities   $  589      ($167)       $19      $  441     $  447      $1,110     $209     $1,766
                                         ========================================     ======================================
Net change in net interest income                                          $  481                                     $  501
                                                                           ======                                     ======


(1) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
(2) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.
(3) Includes securities available for sale.

PROVISION FOR LOAN LOSSES

         During 1996, the Corporation made a provision of $460,000 to the allowance for loan losses, as compared to a provision of $132,000 in 1995 and $43,000 in 1994. This increase did not reflect deteriorating quality in the loan portfolio but primarily reflected an increase in loan volume and an assessment regarding general economic conditions. Loan charge-offs for 1996 increased by $20,000, over 1995 to $83,000. This compares to charge-offs of $12,000 in 1994. Although management considers the allowance for loan losses to be adequate to provide for potential losses in the loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that the subsidiary banks will not be required to make further and possibly larger additions to their allowance in the future.

NON-INTEREST INCOME

         Non-interest income increased $227,000 in 1996 and $387,000 in 1995. The composition of non-interest income is shown in the following table (in thousands).

                                                                                  For the Year Ended December 31,
                                                                             1996             1995             1994
                                                                           ----------------------------------------
                        Service charges on deposit accounts                $  725           $  726            $ 706
                        Service charges on loans                              172               75               42
                        Net gain (loss) on securities sales                    70               61             (244)
                        Other                                                 588              466              437
                                                                           ----------------------------------------
                            Total noninterest income                       $1,555           $1,328            $ 941
                                                                           ========================================

         Service charge income on deposit accounts decreased $1,000 in 1996 and increased $20,000 in 1995. The increase in the number of no-charge accounts caused the decline in 1996 income, while the 1995 increase can be attributed to the increase in service charges.

         The Corporation recorded a net gain of $70,000 on the sale of $15.8 million of securities in 1996 and $61,000 on the sale of $ 13.7 million of securities in 1995 and a loss of $244,000 on the sale of $12.6 million of securities in 1994. The sales in 1994 were made to reduce the future volatility of the investment portfolio as interest rates began to increase. The proceeds from the sale of the investments were used to purchase short term variable rate securities and to meet existing loan demand.

         Service charges on loans increased $97,000 from $75,000 in 1995 to $172,000 in 1996. The 1996 increase can be attributed directly to the volume of new loans generated.

         Other non-interest income increased $122,000 in 1996 and increased $29,000 in 1995. Other non-interest income consists of rents of safe deposit boxes, lock box fees, TYME machine income, lease income and miscellaneous fees.

NON-INTEREST EXPENSE

         Non-interest expense increased $981,000 (10.8%) for the year ended December 31, 1996, and $556,000 (6.6%) for the year ended December 31, 1995. The major components of non-interest expense are shown in the following table (in thousands).

                                                                                 For the Year Ended December 31,
                                                                             1996             1995             1994
                                                                          -----------------------------------------
                        Salaries and employee benefits                    $ 5,223           $4,706           $4,396
                        Bank premises and equipment                         1,340            1,208            1,160
                        Data processing fees                                  561              540              578
                        Federal deposit insurance premiums                    159              362              490
                        SAIF Assessment                                       604                0                0
                        Other                                               2,134            2,224            1,860
                                                                          -----------------------------------------
                            Total noninterest expense                     $10,021           $9,040           $8,484
                                                                          =========================================

         Salaries and employee benefits increased $517,000 in 1996, reflecting additional staff hires, higher benefit costs, changes in personnel and normal pay raises. The 1996 increase in the cost of employee benefits, particularly medical insurance amounted to $101,000. The 11.0% increase in salaries and employee benefits in 1996 compares with the 7.0% increase in 1995.

         Premises and equipment expense increased $132,000 in 1996. The increase was due to the entire year operations of the two new branches of Lincoln State Bank. The branches in Pewaukee and Brookfield were opened in October 1995. The $48,000 increase in 1995 was the result of start-up expenses associated with the branches.

         Data processing fees increased $21,000 in 1996 and decreased $38,000 in 1995. The 1996 increase was due to increased volume and new services being provided by the service bureau. The 1995 decrease was a result of a fixed fee contract signed between the Corporation and the outside service provider.

         During the third quarter of 1996 Lincoln Savings Bank incurred a $604,000 charge from the FDIC which represented its share of the recapitalization of the Savings Association Insurance Fund (SAIF). This charge was set at 0.657% of Lincoln Savings Bank's deposit liabilities as of March 31, 1995. Although this charge adversely impacted results of operations, it is expected to provide long-term benefits to the Corporation in the form of lower federal insurance premiums.

         Federal deposit insurance fees represent premiums paid for FDIC insurance on the banks' deposits. The FDIC assesses the banks based on the level of deposits. In 1995 the Bank Insurance Fund (BIF) reached its prescribed capitalization level mandated by Congress as part of FDIC Institutions Improvement Act of 1991. As a result the bank's premium was reduced by $203,000 in 1996 and $128,000 in 1995.

         Other expenses decreased $90,000 in 1996. The decrease was primarily due to a reduction in service charges being paid to the Corporation's corespondent bank and a decrease in the Corporation's annual fee to the Lincoln Neighborhood Redevelopment Corporation. In 1995 other expenses increased $364,000 because of higher professional fees and other uncontrollable volume related costs such as office supplies, postage and insurance.

INCOME TAXES

         The Corporation's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans and interest income on securities in the M&M Lincoln Investment Corporation portfolio and Lincoln Investment Management Corporation for which state taxes are not imposed. The Corporation recorded provisions for income taxes totaling $730,000 in 1996, $917,000 in 1995 and $874,000 in 1994. The 1996 decrease was due to a reduction in taxable income and the 1995 increase was due to additional taxable income and the reduction of tax exempt investments and loans.

NET INCOME

         For the years ended December 31, 1996, 1995 and 1994, the Corporation posted net income of $1.310 million, $1.701 million and $1.524 million, respectively.

LOANS RECEIVABLE

         Net loans receivable increased $26.1 million, or 16.0%, from $163.7 million at December 31, 1995, to $189.8 million at December 31, 1996. Currently, loans receivable consist mainly of mortgages secured by residential properties located in the Corporation's primary market area and commercial loans secured by business assets, real estate, and guarantees. The following table shows the composition of the Corporation's loan portfolio on the dates indicated (in thousands):

                                                                                    At December 31,
                                                               1996          1995       1994             1993          1992
                                                             ----------------------------------------------------------------
         First Mortgage:
           Conventional single-family residential            $ 58,358     $ 57,629    $ 55,478         $ 53,006      $ 55,165
           Commercial and multifamily residential              61,707       44,594      42,046           32,197        25,208
           Construction and land                               12,872       12,619       8,254            6,514         7,945
                                                             ----------------------------------------------------------------
                                                              132,937      114,842     105,778           91,717        88,318
         Commercial business loans                             45,635       36,605      35,118           39,926        30,797
         Home equity loans                                      1,367        1,695       1,577            1,620         1,605
         Consumer and installment loans                        10,984       10,810       7,377            5,222         4,094
         Other                                                    883        1,326       1,644            1,406         2,034
                                                             ----------------------------------------------------------------
                                                               58,869       50,436      45,716           48,174        38,530
         Less:
           Undisbursed portion of loan proceeds                     0            0           0              708           505
           Deferred loan fees                                      76           95         105              112           148
           Allowance for loan losses                            1,939        1,533       1,464            1,356         1,119
                                                             ----------------------------------------------------------------
                                                             $189,791     $163,650    $149,925         $137,715      $125,076
                                                             ================================================================

ALLOWANCE FOR LOAN LOSSES

         The Corporation maintains an allowance for loan losses to absorb potential losses in its loan portfolio. Management's determination of the adequacy of the allowance is based on review of specific loans, past loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in the risk factors of the loan portfolio, the allowance is below the level considered to be adequate to absorb future losses, the periodic provision to the allowance is increased. Loans deemed uncollectible are charged off and deducted from the allowance. The allowance for loan losses increased from $1.533 million at December 31, 1995, to $1.939 million on December 31, 1996. Because of the Corporation's relatively low loss experience, this increase was not required to absorb currently known losses but was effected because of growth in loan volume in general, and growth in commercial business loans specifically, and the Corporation's decision to maintain or increase its allowance for loan losses as a percentage of outstanding loans because of growing uncertainty regarding future economic conditions. The ratio of the allowance for loan losses to total loans was 1.01% for 1996 and 0.93% in 1995. Based on the present economic environment and its present analysis of the financial condition of the borrowers, the Corporation considers the present allowance to be appropriate and adequate to cover potential losses inherent in the loan portfolio, however, changes in future economic conditions and in the financial condition of borrowers cannot be predicted at this time. Deterioration in such conditions could result in increases in charge-offs or adversely classified loans and accordingly, in additional provisions for loan losses. Based on their review procedures, management of the Corporation's subsidiary banks estimated charge-offs for the twelve months ended December 31, 1997 to be as follows: commercial loans - $25,000, real estate mortgage loans - $60,000 and installment loans - $5,000.

        The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table (dollars in thousands):

                                                                            At or for the Year Ended At December 31,
                                                      1996             1995             1994             1993             1992
                                                   ---------------------------------------------------------------------------
   Balance at beginning of year                     $1,533           $1,464           $1,356           $1,119           $  917
   Charge-offs:
    Conventional single-family mortgage
     residential                                        70               20                0               46                9
    Commercial and multifamily residential               0                0                0                0               30
    Construction and land                                0                0                0                0                0
    Commercial business loans                            5               27                6               46               83
    Home equity loans                                    0                0                0                0                0
    Consumer and installment loans                       8               16                6                1                0
                                                   ---------------------------------------------------------------------------
   Total charge-offs                                    83               63               12               93              122
   Recoveries                                          (29)               0              (77)             (20)             (13)
                                                   ---------------------------------------------------------------------------
   Net charge-offs (recoveries)                         54               63              (65)              73              109
   Provisions charged to operations                    460              132               43              211              311
   Adjustments to conform pooled
   companies' year-ends                                  0                0                0               99                0
                                                   ---------------------------------------------------------------------------
   Balance at end of year                           $1,939           $1,533           $1,464           $1,356           $1,119
                                                   ===========================================================================
   Ratios:
   Net charge-offs (recoveries) to
    average loans outstanding                        0.03%            0.04%          (0.05)%            0.05%            0.09%
   Net charge-offs (recoveries) to total
    allowance                                        2.78%            4.11%          (4.44)%            5.38%            9.74%
   Allowance to year end gross loans
    outstanding                                      1.01%            0.93%            0.97%            0.97%            0.88%

NON-PERFORMING AND DELINQUENT LOANS

        When in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status and interest previously accrued but unpaid is deducted from interest income. The Corporation does not recognize income on any loans past due 90 days or more. In 1996, $23,000 of additional income on nonaccrual loans would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the year since origination. The following table summarizes non-performing assets on the dates indicated (dollars in thousands):

                                                                                          December 31,
                                                      1996             1995             1994             1993             1992
                                                   ---------------------------------------------------------------------------
   Nonaccrual loans:
    Nonaccrual loans                                $  938           $  658           $  772           $  861           $1,442
    Accruing loans past due 90 days or
     more                                                0                0                0                0                0
    Restructured loans                                   0                0                0                0                0
                                                   ---------------------------------------------------------------------------
   Total nonaccrual loans                              938              658              772              861            1,442
   Real estate in judgment                               0                0               24               43              181
   Other real estate owned                               0                0               73               75               31
                                                   ---------------------------------------------------------------------------
   Total non-performing assets                      $  938           $  658           $  869           $  979           $1,654
                                                   ===========================================================================
   Ratios:
   Non-accrual loans to total loans                  0.49%            0.40%            0.51%            0.62%            1.14%
   Allowance to non-accrual loans                  206.72%          232.98%          189.64%          157.49%           77.60%
   Non-performing assets to total assets             0.35%            0.25%            0.35%            0.41%            0.69%

INVESTMENT SECURITIES

        Investment securities at December 31, 1996, are made up of U.S. Treasury and agency securities of $11.321 million, government agency mortgage-backed securities of $24.211 million, SBA certificates of $1.080 million, collateralized mortgage obligations of $2.943 million and mutual funds of $3.098 million. Total investment securities equaled $42.653 million. This compares to $60.084 million on December 31, 1995.

         Management determines the appropriate classification of debt securities (including mortgage-related securities) at the time of purchase. Beginning December 31, 1993, debt securities are classified as held-for-investment when the Corporation has the intent and ability to hold the security on a long term basis or until maturity. Held-for-investment securities are stated at amortized cost. See notes one and three to Consolidated Financial Statements for further details.

         Beginning December 31, 1993, debt securities not classified as held-for-investment are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

         The amortized cost of debt securities classified as held-to-maturity or available-for-sale are adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization is included in interest income from the related security. Interest and dividends are included in interest income from the related securities. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

         The reason for the decrease in investment securities is the increase in demand for funds for lending purposes. Funding for additional loans came primarily from government agency mortgage-backed securities which either matured or prepaid and were not sold. The following table sets forth the Corporations aggregate amortized cost of investment securities held-to-maturity and the estimated fair value of investment securities available-for-sale at the dates indicated (in thousands):

                                                                                        At December 31,
                                                                            1996             1995            1994
                                                                          -----------------------------------------
                        Mutual funds                                      $ 3,098          $ 3,086          $ 3,012
                        U.S. Treasury and other U.S.
                          Government securities                            11,321            8,749            6,628
                        Small Business Administration
                          certificates                                      1,080            1,257            1,404
                        State and political subdivision
                          securities                                            0            2,741            2,746
                        Collateralized mortgage obligations                 2,943            3,772            6,652
                        Government agency mortgage-backed
                          securities                                       24,211           40,479           47,982
                                                                          -----------------------------------------
                                                                          $42,653          $60,084          $68,424
                                                                          =========================================

         The maturity distribution (based upon assumed maturities), and weighted average yield of the investment portfolio of the Corporation as of December 31, 1996 are summarized in the following table (dollars in thousands):

                                         WITHIN ONE YEAR        ONE TO FIVE YEARS      FIVE TO TEN YEARS      OVER TEN YEARS
                                      ----------------------------------------------------------------------------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED             WEIGHTED
                                                   AVERAGE                AVERAGE                AVERAGE              AVERAGE
                                       AMOUNT       YIELD     AMOUNT       YIELD      AMOUNT      YIELD    AMOUNT      YIELD
                                      ----------------------------------------------------------------------------------------
MUTUAL FUNDS                          $ 3,098       6.08%     $  --          -- %    $   --         -- %    $ --          -- %

U.S. TREASURY AND OTHER U.S.
 GOVERNMENT SECURITIES                  6,869       6.22        4,452       5.27         --         --        --          --

SMALL BUSINESS ADMINISTRATION
 CERTIFICATES                           1,080       7.91         --          --          --         --        --          --

COLLATERALIZED MORTGAGE OBLIGATIONS     1,790       5.35          306       6.40         847       6.09       --          --
GOVERNMENT AGENCY MORTGAGE-BACKED
 SECURITIES                                68       6.21        8,092       6.57      14,306       6.65      1,805       6.80
                                      ----------------------------------------------------------------------------------------
                                      $12,905       6.21%     $12,790       6.27%    $15,153       6.62%    $1,805       6.80%
                                      ========================================================================================


         Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment.

TOTAL DEPOSITS

         The Corporation continues to stress its philosophy of core deposit accumulation and retention as the fundamental basis for sound growth and profitability. Core deposits consist of all deposits other than public funds and certificates of deposit in excess of $100,000.

         Total deposits decreased $150,000 to $232.933 million on December 31, 1996, from $233.083 million on December 31, 1995. This compares to a $9.637 million increase in 1995. The average increase in time deposits occurred via increases in retail certificates of deposits and retail jumbo certificates of deposits, while the increase in non-interest bearing demand deposits can be attributed to the additional commercial account relationships being established by the Banks. The following table sets forth the average amount of and the average rate paid by the Banks on deposits by deposit category (dollars in thousands):

                                                                          At December 31,
                                                     1996                     1995                      1994
                                           ------------------------------------------------------------------------
                                             AVERAGE     AVERAGE      Average      Average       Average     Average
                                             AMOUNT        RATE       Amount         Rate        Amount        Rate
                                           ------------------------------------------------------------------------
Non-interest-bearing demand deposits       $ 29,362        0.00%     $ 27,707        0.00%     $ 26,476        0.00%
NOW and money market deposits                29,302        2.17        29,965        2.24        36,179        2.20
Savings deposits                             64,345        2.18        68,860        2.47        74,659        2.47
Time deposits                               109,862        5.51        96,987        5.51        83,315        4.19
                                           ------------------------------------------------------------------------
 Total                                     $232,871        3.46%     $222,519        3.46%     $220,628        2.78%
                                           ========================================================================

         Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 1996, are summarized as follows (in thousands):

                 3 MONTHS OR LESS                             $ 8,323
                 OVER 3 THROUGH 6 MONTHS                        2,463
                 OVER 6 THROUGH 12 MONTHS                        3,86
                 OVER 12 MONTHS                                   741
                                                              -------
                  TOTAL                                       $15,313
                                                              =======

CAPITAL RESOURCES AND ADEQUACY

         Stockholders' equity decreased from $26.543 million at December 31, 1995 to $26.380 million at December 31, 1996. The $1.310 million increase from net earnings retention was offset by the net repurchase of 25,832 shares of treasury stock and the payment of $691,000 in cash dividends to shareholders.

         Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percent of total assets and total capital as a percent of risk-based assets. The minimum core capital requirement ranges from 3% to 5% of total assets, depending upon the Federal Reserve Board's determination of the financial institution's strength. Similar capital guidelines are also established for the individual banking subsidiaries of the Corporation. Most financial institutions are required to meet a minimum core capital requirement of 4% or more of total assets. The regulations assign risk weightings to assets and off-balance sheet items and require minimum risk-based capital ratios. Bank holding companies generally are required to have total capital equal to not less than 8% of risk weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. As of December 31, 1996, the Corporation had a core-capital to total assets ratio of 9.85%, and Lincoln State Bank, Franklin State Bank and Lincoln Savings Bank had risk-based capital ratios of 10.88%, 10.11% and 17.00%, respectively. These ratios are well above the 1996 minimum requirements established by regulatory agencies.

         For a summary of the Banks' regulatory capital ratios at December 31, 1996, please see Note seven to Consolidated Financial Statements.

         Management strives to maintain a strong capital position to take advantage of opportunities for profitable geographic and product expansion and to maintain depositor and investor confidence. Conversely, management believes that capital must be maintained at levels that provide adequate returns on the capital employed. Management actively reviews capital strategies for the Corporation and for each of its subsidiaries to ensure that capital levels are appropriate based on perceived business risks, growth and regulatory standards.

LIQUIDITY

         Liquidity is the ability to meet withdrawal requirements on deposit accounts and satisfy loan demand. The principal sources of liquidity for the subsidiary banks include additional deposits, repayments on loans and investment securities, collections of interest, sales of investments, borrowings and the retention of earnings.

         The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities and financing activities. These activities are summarized below (dollars in thousands):

                                                                                           Year Ended December 31,
                                                                                   1996             1995            1994
                                                                                  ----------------------------------------
                        Cash and cash equivalents at beginning of period          $28,447          $17,694         $23,183
                        Operating Activities:
                          Net Income                                                1,310            1,701           1,524
                          Adjustments to reconcile net income to net cash
                              provided by operating activities                      1,074            1,065             822
                                                                                  ----------------------------------------
                          Net cash provided by operating activities                 2,384            2,766           2,346
                        Net cash used by investing activities                     (10,511)          (4,426)        (16,118)
                        Net cash provided by financing activities                   1,952           12,413           8,283
                                                                                  ----------------------------------------
                        Increase (decrease) in cash equivalents                    (6,175)          10,753          (5,489)
                                                                                  ----------------------------------------
                            Cash and cash equivalents at end of period            $22,272          $28,447         $17,694
                                                                                  ========================================

         Net cash was provided by operating activities during the year ended December 31, 1996, 1995 and 1994 primarily as a result of normal ongoing business operations. The non-cash items, such as the provisions for loan losses and depreciation and the net amortization of premiums, also contributed to net cash provided by operating activities during these periods.

         Liquidity is also necessary at the parent company level. The parent company's primary source of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $1.9 million, $1.2 million and $938,000 for the years ended December 31, 1996, 1995 and 1994 respectively, and will continue to be the parent's main source of long-term liquidity. The dividends from the Banks were sufficient to pay cash dividends to the Corporation's shareholders of $691,000, $569,000 and $454,000 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the parent company had a $500,000 line of credit with an unaffiliated bank, which had no outstanding balance.

INTEREST RATE SENSITIVITY MANAGEMENT

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

         The following table shows the interest rate sensitivity gap for four different time intervals as of December 31, 1996. Due to limitations in the Corporation's data processing system, individual loan categories do not agree with previously presented balances. The primary difference occurs in the allocation between adjustable-rate mortgage loans and commercial business loans. Total loans agree to audited financial statements. Assumptions regarding prepayment and withdrawal rates are based upon the Corporation's historical experience, and management believes such assumptions are reasonable.

                                                                             AMOUNT MATURING OR REPRICING
                                                           -----------------------------------------------------------------
                                                             WITHIN  SIX TO TWELVE   ONE TO FIVE       OVER
                                                           SIX MONTHS    MONTHS         YEARS       FIVE YEARS       TOTAL
                                                           -----------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
            INTEREST-EARNING ASSETS:
            FIXED-RATE MORTGAGE LOANS                      $14,054       $12,863       $ 57,204       $ 6,641       $ 90,762
            ADJUSTABLE-RATE MORTGAGE LOANS                  16,645        11,011         15,886             0         43,542
                                                           -----------------------------------------------------------------
               TOTAL MORTGAGE LOANS                         30,699        23,874         73,090         6,641        134,304
            COMMERCIAL BUSINESS LOANS                       30,224         1,975         13,290           146         45,635
            CONSUMER LOANS                                   5,584         1,171          4,220             9         10,984
            TAX-EXEMPT LOANS                                   750             0              0             0            750
            MORTGAGE-RELATED SECURITIES                     11,313         4,125          5,794         5,922         27,154
            FIXED RATE INVESTMENT SECURITIES AND OTHER         301           501          9,062         1,457         11,321
            VARIABLE RATE INVESTMENT SECURITIES AND OTHER   17,203         1,118              0             0         18,321
                                                           -----------------------------------------------------------------
               TOTAL INTEREST-EARNING ASSETS               $96,074       $32,764       $105,456       $14,175       $248,469
                                                           =================================================================
            INTEREST-BEARING LIABILITIES:
            DEPOSITS
              TIME DEPOSITS                                $69,310       $32,085       $ 12,578       $     4       $113,977
              NOW ACCOUNTS                                   1,188         1,188         11,876         5,541         19,793
              SAVINGS ACCOUNTS                               3,653         3,586         35,861        16,469         59,569
              MONEY MARKET ACCOUNTS                            438           438          4,380         2,244          7,500
              BORROWINGS                                     3,850         3,000              0             0          6,850
                                                           =================================================================
               TOTAL INTEREST-BEARING LIABILITIES          $78,439       $40,297       $ 64,695       $24,325       $207,689
                                                           =================================================================

            INTEREST-EARNING ASSETS LESS
             INTEREST-BEARING
             LIABILITIES                                   $17,635       ($7,533)      $ 40,761      ($10,083)      $ 40,780
                                                           =================================================================
            CUMULATIVE INTEREST RATE SENSITIVITY GAP       $17,635       $10,102       $ 50,863       $40,780
                                                           ==================================================
            CUMULATIVE INTEREST RATE SENSITIVITY GAP AS A
              PERCENTAGE OF TOTAL ASSETS                     6.59%         3.77%         19.00%        15.23%
                                                           ==================================================

         At December 31, 1996, the Corporation's cumulative ratio of interest-rate sensitive assets to interest-rate sensitive liabilities was 6.59% for six months and 3.77% for one year maturities. Therefore the Corporation is positively gapped and may benefit from rising interest rates.

         Certain shortcomings are inherent in the method of analysis presented in the Schedule. For example, although certain assets and liabilities have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short term basis over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the schedule. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated statements of financial condition of the Corporation and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, along with the related notes to the consolidated financial statements and the report of Ernst & Young LLP, independent auditors are attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 27, 1997, which ever comes first.

ITEM 11. EXECUTIVE COMPENSATION

        The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 27, 1997, which ever comes first.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 27, 1997, which ever comes first.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 27, 1997, which ever comes first.

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (A) DOCUMENTS FILED:

        1 and 2. Financial Statements and Financial Statement Schedules. The following financial statements of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries are filed as a part of this report under Item 8. "Financial Statements and Supplementary Data":

                     Report of Independent Auditors

                     Consolidated Statements of Financial Position as of December 31, 1996 and 1995

                     Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994

                     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

                     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                     Notes to Consolidated Financial Statements

                 All financial statement schedules have been omitted as they are not applicable or because the information is included in the financial statements or notes thereto.

        3.            Exhibits.  All required exhibits have been furnished in
                                 connection with and are incorporated by
                                 reference to previous filings.

        (B) REPORTS ON FORM 8-K:
                No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.


                               By:   __________________________________
                                         Michael J. Murry
                                         Chief Executive Officer &
                                         Chairman of the Board of Directors
                                         Director

                               Date:  March 31, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   __________________________________
          James F. Bomberg
          President
          Director
          Date: March 31, 1997


By:   __________________________________
          James C. Mroczkowski
          Vice President and
          Chief Financial Officer
          Date: March 31, 1997


 By:   ______________________________                  By:   ______________________________
          Leonard Helminiak                                     Thomas F. Gapinski
          Director                                              Director
          Date: March 31, 1997                                  Date: March 31, 1997



 By:   ______________________________                  By:   ______________________________
          Nicholas S. Logarakis                                 Thomas J. Kozina
          Director                                              Director
          Date: March 31, 1997                                  Date: March 31, 1997


 By:   ______________________________                  By:   ______________________________
          Conrad C. Kaminski                                    David A. Kaczynski
          Director                                              Director
          Date: March 31, 1997                                  Date: March 31, 1997


 By:   ______________________________                  By:   ______________________________
          Jack P. Schwellinger                                  Keith C. Winters
          Director                                              Director
          Date: March 31, 1997                                  Date: March 31, 1997


 By:   ______________________________                  By:   ______________________________
          Duane P. Cherek                                       Robert J. Blonski
          Director                                              Director
          Date: March 31, 1997                                  Date: March 31, 1997


 By:   ______________________________                  By:   ______________________________
          John M. Krawczyk                                      Robert V. Donaj
          Director                                              Director
          Date: March 31, 1997                                  Date: March 31, 1997


 By:   ______________________________                  By:   ______________________________
          Longin C. Prazynski                                   Gervase Rose
          Director                                              Director
          Date: March 31, 1997                                  Date: March 31, 1997


 By:   ______________________________                  By:   ______________________________
          J. Michael Bartels                                    Casimir S. Janiszewski
          Director                                              Director
          Date: March 31, 1997                                  Date: March 31, 1997


 By:   ______________________________
          James A. Sass
          Director
          Date: March 31, 1997


                          Merchants and Manufacturers
                              Bancorporation, Inc.

                       Consolidated Financial Statements

                     Years ended December 31, 1996 and 1995




                                    CONTENTS


Report of Independent Auditors ...................................... 1

Consolidated Financial Statements

Consolidated Statements of Financial Condition ...................... 2
Consolidated Statements of Income ................................... 3
Consolidated Statements of Stockholders' Equity ..................... 4
Consolidated Statements of Cash Flows ............................... 5
Notes to Consolidated Financial Statements .......................... 7

                       [ERNST & YOUNG LLP LETTERHEAD]






                         Report of Independent Auditors

The Board of Directors and Stockholders
Merchants and Manufacturers Bancorporation, Inc.

We have audited the accompanying consolidated statements of financial condition of Merchants and Manufacturers Bancorporation, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merchants and Manufacturers Bancorporation, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                            Ernst & Young LLP

February 21, 1997
Milwaukee, Wisconsin

                Merchants and Manufacturers Bancorporation, Inc.

                 Consolidated Statements of Financial Condition


                                                            DECEMBER 31
                                                          1996       1995
                                                         ------------------
                                                          (In thousands)
ASSETS
Cash and due from banks                                  $  9,247  $ 11,164
Interest-bearing deposits at other banks                    9,667     8,737
Federal funds sold                                          3,358     8,546
                                                         ------------------
Cash and cash equivalents                                  22,272    28,447
Securities available-for-sale:
  Investment securities                                    15,499    15,833
  Mortgage-related securities                              27,154    44,251
Loans receivable                                          189,791   163,650
Accrued interest receivable                                 1,470     1,532
Federal Home Loan Bank stock, at cost                       1,118       702
Premises and equipment                                      7,800     7,605
Other assets                                                2,619     2,227
                                                         ------------------
Total assets                                             $267,723  $264,247
                                                         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                               $232,933  $233,083
  Accrued interest payable                                    395       575
  Borrowings                                                6,850     3,000
  Advance payments by borrowers for taxes and insurance        67       365
  Other liabilities                                         1,098       681
                                                         ------------------
Total liabilities                                         241,343   237,704

Stockholders' equity:
  Common stock, par value $1.00 per share; authorized--
   1,500,000 shares; issued 897,812 shares and 893,873
   shares, respectively                                       898       898
  Additional paid-in capital                               10,759    10,759
  Unrealized loss on securities available-for-sale           (203)     (181)
  Retained earnings, substantially restricted              15,868    15,249
  Less treasury stock, at cost--32,845 shares and
   7,013 shares, respectively                                (942)     (182)
                                                         ------------------
Total stockholders' equity                                 26,380    26,543
                                                         ------------------
Total liabilities and stockholders' equity               $267,723  $264,247
                                                         ==================


See accompanying notes.
                                                                               2

                Merchants and Manufacturers Bancorporation, Inc.

                       Consolidated Statements of Income


                                                 YEAR ENDED DECEMBER 31
                                          1996            1995            1994
                                         ---------------------------------------
                                        (In thousands, except per share amounts)
Interest income:
  Loans, including fees                  $15,288         $13,566         $11,435
  Investment securities:
    Taxable                                1,028             800             648
    Exempt from federal income taxes          83             123              93
  Mortgage-related securities              2,407           3,043           3,205
  Other                                      522             851             758
                                         ---------------------------------------
Total interest income                     19,328          18,383          16,139

Interest expense:
  Deposits                                 8,146           7,709           6,138
  Borrowings                                 216             212              17
                                         ---------------------------------------
Total interest expense                     8,362           7,921           6,155

Net interest income                       10,966          10,462           9,984
Provision for loan losses                    460             132              43
                                         ---------------------------------------
Net interest income after provision
 for loan losses                          10,506          10,330           9,941

Noninterest income:
 Service charges on deposits                 725             726             706
 Service charges on loans                    172              75              42
 Net gain (loss) on securities sales          70              61            (244)
 Other                                       588             466             437
                                         ---------------------------------------
                                           1,555           1,328             941
Noninterest expenses:
 Salaries and employee benefits            5,223           4,706           4,396
 Premises and equipment                    1,340           1,208           1,160
 Data processing fees                        561             540             578
 SAIF special assessment                     604               -               -
 Federal deposit insurance premiums          159             362             490
 Other                                     2,134           2,224           1,860
                                         ---------------------------------------
                                          10,021           9,040           8,484
                                         ---------------------------------------
Income before income taxes                 2,040           2,618           2,398
Income taxes                                 730             917             874
                                         ---------------------------------------
Net income                               $ 1,310         $ 1,701         $ 1,524
                                         =======================================
Earnings per share                       $  1.50         $  1.91         $  1.71
                                         =======================================
Dividends per share                      $   .79         $   .64         $   .51
                                         =======================================

See accompanying notes.
                                                                               3

                Merchants and Manufacturers Bancorporation, Inc.

                Consolidated Statements of Stockholders' Equity

                                                                           Unrealized
                                                           Additional      Gain (Loss)
                                                            Paid-in       on Securities                          Treasury
                                             Common Stock   Capital     Available-for-Sale   Retained Earnings     Stock   Total
                                             -------------------------------------------------------------------------------------
                                                                      (In thousands, except per share amounts)
Balance at December 31, 1994                     $894     $10,671            $   129            $13,047           $   -    $24,741
 Net income                                         -           -                  -              1,524               -      1,524
 Cash dividends declared--$.51 per share            -           -                  -               (454)              -       (454)
 Purchase of 13,200 shares of treasury stock        -           -                  -                  -            (332)      (332)
 Sale of 6,900 shares of treasury stock             -           3                  -                  -             173        176
 Additional expenses associated with
  offering of common stock                          -         (14)                 -                  -               -        (14)
 Unrealized loss on securities available-
  for-sale, net of deferred income taxes
  of $1,292                                         -           -             (2,068)                 -               -     (2,068)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 1994                      894      10,660             (1,939)            14,117            (159)    23,573
 Net income                                         -           -                  -              1,701               -      1,701
 Sale of 3,939 shares of common stock in
  connection with dividend reinvestment
  program                                           4          96                  -                  -               -        100
 Sale of 5,934 shares of treasury stock             -           3                  -                  -             155        158
 Purchase of 6,647 shares of treasury stock         -           -                  -                  -            (178)      (178)
 Cash dividends declared - $.64 per share           -           -                  -               (569)              -       (569)
 Unrealized gain on securities available-
  for-sale, net of deferred income taxes
  of $1,118                                         -           -              1,758                  -               -      1,758
                                             -------------------------------------------------------------------------------------
Balance at December 31, 1995                      898      10,759               (181)            15,249            (182)    26,543
 Net income                                         -           -                  -              1,310               -      1,310
 Purchase of 32,072 shares of treasury stock        -           -                  -                  -            (946)      (946)
 Sale of 6,240 shares of treasury stock             -           -                  -                  -             186        186
 Cash dividends declared - $.79 per share           -           -                  -               (691)              -       (691)
 Unrealized loss on securities available-
  for-sale, net of deferred income taxes
  of $7                                             -           -                (22)                 -               -        (22)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 1996                     $898     $10,759            $  (203)           $15,868           $(942)   $26,380
                                             =====================================================================================

See accompanying notes.
                                                                               4

                Merchants and Manufacturers Bancorporation, Inc.

                     Consolidated Statements of Cash Flows


                                                          YEAR ENDED DECEMBER 31
                                                        1996       1995       1994
                                                       ------------------------------
                                                              (In thousands)
OPERATING ACTIVITIES
Net income                                             $  1,310  $  1,701    $  1,524
Adjustments to reconcile net income to cash
  provided by operating activities:
   Provision for loan losses                                460       132          43
   Provision for depreciation                               484       405         392
   Net amortization of investment securities
    premiums and discounts                                  287       339         370
   Net realized (gains) losses on investment securities     (70)      (61)        244
   Decrease (increase) in accrued interest receivable        62      (185)         11
   Increase (decrease) in accrued interest payable         (180)      241         129
   Other                                                     31       194        (367)
                                                       ------------------------------
Net cash provided by operating activities                 2,384     2,766       2,346

INVESTING ACTIVITIES
Proceeds from redemption and maturities of
 investment securities held to maturity                       -     2,525       4,440
Purchases of investment securities held to maturity           -      (992)     (4,820)
Purchases of securities available-for-sale              (12,718)  (15,264)    (28,708)
Proceeds from sales of securities available-for-sale     15,848    13,724      12,637
Proceeds from redemption and maturities of securities
 available-for-sale                                      14,054    10,977      12,786
Net increase in loans                                   (26,700)  (14,012)    (12,242)
Purchases of premises and equipment                        (679)   (1,852)       (454)
Proceeds from sales of real estate                          100       496           -
Purchases of Federal Home Loan Bank stock                  (416)      (28)          -
Proceeds from sales of Federal Home Loan Bank stock           -         -         243
                                                       ------------------------------
Net cash used in investing activities                   (10,511)   (4,426)    (16,118)


                                                                     (continued)

                Merchants and Manufacturers Bancorporation, Inc.

                                                      YEAR ENDED DECEMBER 31
                                                     1996       1995      1994
                                                     ---------------------------
                                                          (In thousands)
FINANCING ACTIVITIES
Net increase (decrease) in deposits                  $  (150)  $ 9,637   $ 8,815
Payments of cash dividends to stockholders              (691)     (569)     (454)
Net increase in borrowings                             3,850     3,000         -
Increase (decrease) in advance payments by
  borrowers for taxes and insurance                     (297)      265        78
Purchase of treasury stock                              (946)     (178)     (332)
Proceeds from the sale of treasury stock                 186       158       176
Proceeds from dividend reinvestment plan                   -       100         -
                                                     ---------------------------
Net cash provided by financing activities              1,952    12,413     8,283
                                                     ---------------------------
Increase (decrease) in cash and cash equivalents      (6,175)   10,753    (5,489)
Cash and cash equivalents at beginning of year        28,447    17,694    23,183
                                                     ---------------------------
Cash and cash equivalents at end of year             $22,272   $28,447   $17,694
                                                     ===========================
Supplemental cash flow information and non-cash
 transactions:
   Interest paid                                     $ 8,521   $ 7,680   $ 6,026
   Income taxes paid                                     759       839       948
   Investment securities transferred to available-
     for-sale portfolio (at amortized cost)                -     2,800       501



See accompanying notes.
                                                                               6

                Merchants and Manufacturers Bancorporation, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1996
                (Dollars in thousands, except per share amounts)




1. ACCOUNTING POLICIES

BUSINESS

Merchants and Manufacturers Bancorporation, Inc. (the Corporation) provides a full range of personal and commercial financial services to customers through its subsidiaries. The Corporation and its subsidiaries are subject to competition from other financial institutions. They are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Corporation, its wholly owned subsidiaries, Lincoln State Bank (Lincoln), Franklin State Bank (Franklin) and Lincoln Savings Bank, S.A. (Lincoln Savings)--collectively, "the Banks," M&M Services, which provides management services for the Banks, Achieve Mortgage Corporation, a wholly owned subsidiary of Lincoln Savings, which provides mortgage banking services for the Banks and Lincoln's wholly owned subsidiary, Lincoln Investment Corp., and Lincoln Savings' wholly owned subsidiary, Lincoln Investment Management Corporation, which manage an investment portfolio for the Banks. All significant intercompany accounts and transactions have been eliminated.

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include amounts due from banks (both interest-bearing and noninterest-bearing) and federal funds sold.

                Merchants and Manufacturers Bancorporation, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

INVESTMENT AND MORTGAGE-RELATED SECURITIES

All of the Corporation's investment and mortgage-related securities are classified as available-for-sale and are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

On October 31, 1995, the Corporation chose to reclassify all remaining investment securities that were classified as held-to-maturity to available-for-sale. At the date of the transfer, the amortized cost of the investment securities was $2,800. The unrealized gain on those securities was $17, which is included in stockholders' equity net of income tax effect of $7.

The amortized cost of securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization is included in interest income from the related security.

Interest and dividends are included in interest income from the related securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

INTEREST AND FEES ON LOANS

Interest on loans is recorded as income when earned. An allowance for interest on loans is provided when management considers the collection of these accounts doubtful.

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loans' yields. The Corporation is amortizing these amounts, using the level-yield method, adjusted for prepayments, over the contractual life of the related loans.

                Merchants and Manufacturers Bancorporation, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES

A provision for loan losses is made when a loss is probable and can be reasonably estimated. The provision is based on past experience and on prevailing market conditions. Management's evaluation of loss considers various factors including, but not limited to, general economic conditions, loan portfolio composition, and prior loss experience.

The Corporation considers loans secured by one- to four-family residential properties and all consumer loans as homogeneous loans and therefore exempt for purposes of measuring impairment as defined by Statement of Financial Accounting Standards (SFAS or Statement) No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Corporation had no impaired loans in 1996 or 1995.

A substantial portion of the Banks' loans are collateralized by real estate in metropolitan Milwaukee, Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the Banks' loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are susceptible to changes in market conditions in metropolitan Milwaukee, Wisconsin.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses, future additions to the allowance may be necessary based on changes in economic conditions.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of premises and equipment is depreciated, using the straight-line or double-declining-balance methods, over the estimated useful lives of the assets.

                Merchants and Manufacturers Bancorporation, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Provisions are made for deferred taxes applicable to income and expense items reported in different periods than for income tax purposes.

EARNINGS PER SHARE INFORMATION

Earnings per share of common stock have been computed based on the weighted average number of common shares outstanding during each year. Weighted average shares outstanding were 875,082, 889,677 and 890,655 in 1996, 1995 and 1994, respectively.

PENDING ACCOUNTING CHANGE

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides new accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities. The provisions of the Statement are to be applied to transactions occurring after December 31, 1996. Management does not believe the Company will be significantly impacted by the adoption of Statement No. 125 or the amendment of Statement No. 125 by Statement No. 127.

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of securities:

                                                      Gross       Gross
                                         Amortized Unrealized   Unrealized
                                           Cost       Gains       Losses  Fair Value
                                           ----------------------------------------
At December 31, 1996
 Mutual funds                              $ 3,173    $  -         $ 75     $ 3,098
 U.S. treasury and other U.S. government
  securities                                11,404      16           99      11,321
 Small Business Administration certificates  1,047      36            3       1,080
 Collateralized mortgage obligations         2,962       3           22       2,943
 Government agency mortgage-backed
  securities                                24,380      46          215      24,211
                                           ----------------------------------------
                                           $42,966    $101         $414     $42,653
                                           ========================================

                Merchants and Manufacturers Bancorporation, Inc.

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES (CONTINUED)


                                                                  Gross            Gross
                                               Amortized        Unrealized       Unrealized
                                                 Cost             Gains            Losses   Fair Value
                                              ------------------------------------------------------
At December 31, 1995
 Mutual funds                                 $ 3,173              $  -             $ 87     $ 3,086
 U.S. treasury and other U.S. government
  securities                                    8,705                46                2       8,749
 Small Business Administration certificates     1,224                35                2       1,257
 State and political subdivision securities     2,741                 2                2       2,741
 Collateralized mortgage obligations            3,813                 3               44       3,772
 Government agency mortgage-backed
  securities                                   40,710               117              348      40,479
                                              ------------------------------------------------------
                                              $60,366              $203             $485     $60,084
                                              ======================================================

Securities carried at $1,100 at December 31, 1996 were pledged principally to secure liabilities to the U.S. Treasury.

The amortized cost and market value of securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.



                                               Amortized
                                                 Cost   Fair Value
                                                -------------------
Due in one year or less                         $   800     $   802
Due after one year through five years            10,604      10,519
Mutual funds                                      3,173       3,098
Small Business Administration certificates        1,047       1,080
Collateralized mortgage obligations               2,962       2,943
Government agency mortgage-backed securities     24,380      24,211
                                                -------------------
                                                $42,966     $42,653
                                                ===================

Proceeds from sales of securities available-for-sale during the years ended December 31, 1996, 1995 and 1994, were $15,848, $13,724 and $12,637, respectively. Gross gains of $87, $65 and $27 were recorded on those sales for the years ended December 31, 1996, 1995 and 1994, respectively. Gross losses of $17, $4 and $271 were also recorded in the years ended December 31, 1996, 1995 and 1994, respectively.

                Merchants and Manufacturers Bancorporation, Inc.

3. LOANS RECEIVABLE

Loans receivable consist of the following:

                                            DECEMBER 31
                                          1996       1995
                                         -------------------
First mortgage:
  Conventional single-family residential $ 58,358   $ 57,629
  Commercial and multifamily residential   61,707     44,594
  Construction                             12,872     12,619
                                         -------------------
                                          132,937    114,842

Commercial business loans                  45,635     36,605
Home equity loans                           1,367      1,695
Consumer and installment loans             10,984     10,810
Other                                         883      1,326
                                         -------------------
                                           58,869     50,436
Less:
  Deferred loan fees                           76         95
  Allowance for loan losses                 1,939      1,533
                                         -------------------
                                         $189,791   $163,650
                                         ===================

Transactions in the allowance for loan losses are summarized as follows:


                                     YEAR ENDED DECEMBER 31
                                    1996      1995      1994
                                    --------------------------
Balance at beginning of year        $1,533    $1,464    $1,356
 Provisions charged to operations      460       132        43
 Recoveries                             29         -        77
 Charge-offs                           (83)      (63)      (12)
                                    --------------------------
Balance at end of year              $1,939    $1,533    $1,464
                                    ==========================

Total nonaccrual loans were $937 and $658 at December 31, 1996 and 1995, respectively.

                Merchants and Manufacturers Bancorporation, Inc.

4. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                             DECEMBER 31
                                                          1996          1995
                                                        ---------------------
Land                                                    $ 2,248       $ 2,248
Office buildings and improvements                         6,646         6,374
Furniture and equipment                                   3,566         3,160
                                                        ---------------------
                                                         12,460        11,782
Less accumulated depreciation                            (4,660)       (4,177)
                                                        ---------------------
                                                        $ 7,800       $ 7,605
                                                        =====================

5. DEPOSITS

Deposits consist of the following:

                                                             DECEMBER 31
                                                           1996        1995
                                                        ----------------------
Noninterest-bearing checking accounts                   $ 32,095      $ 32,575
Negotiable order of withdrawal accounts                   19,793        22,989
Passbook accounts                                         59,569        63,420
Savings deposits and money market investment accounts      7,500         7,509
Time deposits and certificate accounts                   113,976       106,590
                                                        ----------------------
                                                         232,933       233,083
Accrued interest on deposits                                 395           575
                                                        ----------------------
                                                        $233,328      $233,658
                                                        ======================

The scheduled maturities of time deposits and certificate accounts at December 31, 1996 are as follows:


            One year or less               $101,395
            Over one, through two years       6,170
            Over two, through three years     3,010
            Thereafter                        3,401
                                           --------
                                           $113,976
                                           ========

At December 31, 1996 and 1995, time deposits and certificate accounts with balances greater than or equal to $100 amounted to $15,313 and $18,862, respectively.

                Merchants and Manufacturers Bancorporation, Inc.

6. BORROWINGS

At December 31, 1996, the Corporation had an unused line of credit with an unaffiliated bank with a total available balance of $500. The line bears interest at the lender's prime rate (8.25% at December 31, 1996) and is collateralized by 100% of the capital stock of Franklin State Bank.

Lincoln Savings also has an advance of $3,000 from the Federal Home Loan Bank. The advance bears interest of 6.04% and matures in July 1997.

Lincoln Savings is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the Federal Home Loan Bank as collateral. In addition, these advances are collateralized by Lincoln Savings' Federal Home Loan Bank stock.

Lincoln State and Lincoln Savings have $3,500 and $350, respectively, of overnight federal funds purchased at December 31, 1996, which bear interest at 7.75%.

7. STOCKHOLDERS' EQUITY

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Banks meet all capital adequacy requirements to which they are subject.

                Merchants and Manufacturers Bancorporation, Inc.

7. STOCKHOLDERS' EQUITY (CONTINUED)

As of December 31, 1996, the most recent notification from Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

                                                                        To Be Well Capitalized
                                                  For Capital          Under Prompt Corrective
                                Actual         Adequacy Purposes          Action Provisions
                            ---------------    ------------------        --------------------
                            Amount   Ratio     Amount      Ratio         Amount        Ratio
                            ---------------    ------------------        --------------------
AS OF DECEMBER 31, 1996
Total Capital (to Risk-
  Weighted Assets):
   Lincoln State Bank       $11,733  11.92%     $7,871     >8.00%        $9,839       >10.00%
   Franklin State Bank        2,740  11.27%      1,945     >8.00%         2,431       >10.00%
   Lincoln Savings Bank      10,837  18.05%      4,803     >8.00%         6,003       >10.00%

Tier 1 Capital (to Risk-
  Weighted Assets):
   Lincoln State Bank        10,703  10.88%      3,936     >4.00%         5,903        >6.00%
   Franklin State Bank        2,458  10.11%        972     >4.00%         1,458        >6.00%
   Lincoln Savings Bank      10,205  17.00%      2,401     >4.00%         3,602        >6.00%

Tier 1 Capital (to Average
  Assets):
   Lincoln State Bank        10,703   8.39%      5,101     >4.00%         6,376        >5.00%
   Franklin State Bank        2,458   7.33%      1,342     >4.00%         1,677        >5.00%
   Lincoln Savings Bank      10,205   9.70%      4,207     >4.00%         5,258        >5.00%

8. RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends are paid by the Corporation from funds which are mainly provided by dividends from the Banks. However, certain restrictions exist regarding the ability of the Banks to transfer funds to the Corporation in the form of cash dividends, loans or advances. Approval of the regulatory authorities is required to pay dividends in excess of certain levels of the Banks' retained earnings.

As of December 31, 1996, the subsidiary banks collectively had equity of $23,237 of which $2,415 was available for distribution to the Corporation as dividends without prior regulatory approval.

                Merchants and Manufacturers Bancorporation, Inc.

8. RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES (CONTINUED)

Under FRB regulations, the Banks are limited as to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specific obligations. At December 31, 1996, the maximum amount available for transfer from any one of these Banks to the Corporation in the form of loans approximates 8.6% of consolidated stockholders' equity.

9. EMPLOYEE BENEFIT PLANS

The Corporation has an Incentive Stock Option Plan under which 45,000 shares of common stock are reserved for the grant of options to officers and key employees at a price not less than the fair market value of the stock on the date of the grant. The plan limits the options that may be granted to each employee to $100 (based on aggregate fair market value at the date of the grant) per calendar year, on a cumulative basis. Options must be exercised within ten years of the date of grant and can be regranted if forfeited.

A summary of stock option transactions follows:

                                                      Number   Option Price
                                                    of Shares   Per Share
                                                    --------- -------------
Total outstanding at December 31, 1993                20,000  $16.27-$20.64
Granted during 1994                                    5,000      $25.00
                                                      ------
Total outstanding at December 31, 1996,
  1995 and 1994                                       25,000  $16.27-$25.00
                                                      ======  =============

At December 31, 1996, all outstanding options are exercisable.

The Corporation has a 401(k) Profit Sharing Plan and Trust which covers substantially all employees with at least six months of service who have attained age twenty and one-half. Participating employees may annually contribute up to 12% of their pre-tax compensation. The Corporation's annual contribution consists of a discretionary matching percentage, limited to 1% of employee compensation, and an additional discretionary amount, which is determined annually by the Board of Directors. The Corporation's contributions for 1996, 1995 and 1994, were $164, $149 and $144, respectively.

                Merchants and Manufacturers Bancorporation, Inc.

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The Corporation has a Management Recognition Plan (MRP) in order to provide Lincoln Savings employees in management positions a proprietary interest in the Corporation in a manner designed to encourage such key persons to remain with the Corporation. The Corporation awarded 9,918 shares of common stock of the Corporation at a price of $20 per share during the year ended December 31, 1993. All shares awarded became vested at December 31, 1993.

10. INCOME TAXES

The provision for income taxes consists of the following:


                                       YEAR ENDED DECEMBER 31
                                      1996      1995      1994
                                     -------------------------
Current:
 Federal                             $ 718      $769      $644
 State                                 168       124       158
                                     -------------------------
                                       886       893       802
                                     -------------------------
Deferred:
 Federal                              (124)        4        48
 State                                 (32)       20        24
                                     -------------------------
                                      (156)       24        72
                                     -------------------------
                                     $ 730      $917      $874
                                     =========================

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                     YEAR ENDED DECEMBER 31
                                                    1996      1995      1994
                                                    ------------------------
Income tax at statutory rate                        $694      $890      $815
Increase (reduction) resulting from:
 Tax-exempt interest income                          (49)      (58)      (46)
 State income taxes, net of federal tax benefit       89       100       127
 Other                                                (4)      (15)      (22)
                                                    ------------------------
                                                    $730      $917      $874
                                                    ========================

                Merchants and Manufacturers Bancorporation, Inc.

10. INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities are as follows:

                                       DECEMBER 31
                                      1996     1995
                                      -------------
Deferred tax assets:
  Allowance for loan losses          $  533    $ 370
  Unrealized loss on securities         103      101
  Net operating loss carryforwards      440      334
  Other assets                           69      161
                                     ---------------
Total deferred tax assets             1,145      966
Valuation allowance                    (441)    (334)
                                     ---------------
                                        704      632
Deferred tax liabilities:
  Depreciation                          271      250
  Other liabilities                      30       32
                                     ---------------
Total deferred tax liabilities          301      282
                                     ---------------
Net deferred tax asset               $  403    $ 350
                                     ===============

At December 31, 1996, the Corporation has state net operating loss carryforwards of approximately $8,245 which expire at various dates through 2011. Due to the unlikelihood of realizing these benefits, a valuation allowance of $441 has been established to offset the deferred tax assets relating to these carryforwards.

Lincoln Savings qualifies under provisions of the Internal Revenue Code, that previously permitted it to deduct from taxable income an allowance for bad debts that differs from the provision for such losses charged to income for financial reporting purposes. Such amounts accumulated prior to 1988 are considered permanently deferred and, accordingly, no provision for federal income taxes has been made for approximately $3,606 of retained income as of December 31, 1996. If Lincoln Savings no longer qualified as a bank for tax purposes, income taxes of approximately $1,486 would be imposed.

                Merchants and Manufacturers Bancorporation, Inc.

11. LOANS TO RELATED PARTIES

In the ordinary course of business, loans are granted to related parties, which include management personnel, directors and entities in which such persons are principal stockholders. Activity in loans to related parties is as follows:


        Balance at December 31, 1994  $12,152
         Loans originated               4,791
         Repayments                    (2,325)
                                      -------
        Balance at December 31, 1995   14,618
         Loans originated               7,136
         Repayments                    (4,770)
                                      -------
        Balance at December 31, 1996  $16,984
                                      =======

12. COMMITMENTS AND CONTINGENT LIABILITIES

Off-balance-sheet financial instruments whose contracts represent credit and/or interest rate risk at December 31, 1996 and 1995, are as follows:

                                                          DECEMBER 31
                                                        1996      1995
                                                      ------------------
Commitments to originate mortgage loans (expiring
 within three months):
  Fixed rates                                         $ 5,977    $ 4,699
  Adjustable rates                                        194        364

Unused lines of credit:
 Commercial business                                   22,002     19,213
 Home equity (adjustable rate)                          1,710      1,890
 Credit cards (fixed rate)                              2,317      1,455

Standby letters of credit                               2,152      1,584

                Merchants and Manufacturers Bancorporation, Inc.

12. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Loan commitments and line-of-credit loans are made to accommodate the financial needs of the Banks' customers. Standby letters of credit commit the Banks to make payments on behalf of customers when certain specified future events occur. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Banks' normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation. The Corporation does not routinely measure the market value of financial instruments because such measurements represent point-in-time estimates of value. It is generally not the intent of the Corporation to liquidate and therefore realize the difference between market value and carrying value and even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not particularly relevant to predicting the Corporation's future earnings or cash flows.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS

The carrying amounts for cash and cash equivalents approximate those assets' fair values.

                Merchants and Manufacturers Bancorporation, Inc.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

INVESTMENT AND MORTGAGE-RELATED SECURITIES

Fair values for investment and mortgage-related securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

ACCRUED INTEREST INCOME AND EXPENSE

The fair value of accrued interest income and expense approximates the respective book value.

LOANS RECEIVABLE

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for residential mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for commercial real estate loans, rental property mortgage loans, commercial business loans and consumer and other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FEDERAL HOME LOAN BANK STOCK

FHLB stock is carried at cost which is its redeemable value since the market for this stock is restricted.

DEPOSITS

The fair values disclosed for noninterest-bearing checking accounts, negotiable order of withdrawal accounts, passbook accounts and savings deposits and money market investment accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed term certificate accounts approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                Merchants and Manufacturers Bancorporation, Inc.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

BORROWINGS

The fair values of the Corporation's borrowings are estimated using discounted cash flow analyses, based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

OFF-BALANCE-SHEET INSTRUMENTS

Fair values for the Corporation's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 1996.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following:

                                         DECEMBER 31, 1996            DECEMBER 31, 1995
                                       ---------------------        ---------------------
                                       Carrying                      Carrying
                                        Amount    Fair Value          Amount   Fair Value
                                       ---------------------        ---------------------
Cash and cash equivalents              $ 22,272    $ 22,272         $ 28,447    $ 28,447
Securities available-for-sale:
  Investment securities                  15,499      15,499           15,833      15,833
  Mortgage-related securities            27,154      27,154           44,251      44,251
Loans receivable                        191,806     192,395          165,278     165,541
Accrued interest receivable               1,470       1,470            1,532       1,532
Federal Home Loan Bank stock              1,118       1,118              702         702
Deposits                                232,933     232,865          233,083     233,231
Accrued interest payable                    395         395              575         575
Borrowings                                6,850       6,850            3,000       2,973


                Merchants and Manufacturers Bancorporation, Inc.

14.  SUBSEQUENT EVENT

On January 1, 1997, Lincoln Savings was converted from a Wisconsin stock savings bank to a Wisconsin commercial bank to obtain increased flexibility in structuring its investments and operations, thereby achieving certain improvements in operating income, while maintaining financial soundness.

15. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. PARENT COMPANY ONLY FINANCIAL INFORMATION


                                                      DECEMBER 31
STATEMENTS OF FINANCIAL CONDITION                   1996       1995
                                                  ------------------
ASSETS
Cash and cash equivalents                         $   683    $   320
Mortgage-related securities available-for-sale,
 at fair value                                          -        713
Investment in subsidiaries                         23,697     22,963
Premises and equipment                              1,955      1,809
Other assets                                          925        998
                                                  ------------------
Total assets                                      $27,260    $26,803
                                                  ==================

LIABILITIES
Other liabilities                                 $   880    $   260

STOCKHOLDERS' EQUITY
Common stock                                          898        898
Additional paid-in capital                         10,759     10,759
Retained earnings                                  15,665     15,068
Less treasury stock                                  (942)      (182)
                                                  ------------------
Total stockholders' equity                         26,380     26,543
                                                  ------------------
Total liabilities and stockholders' equity        $27,260    $26,803
                                                  ==================

                Merchants and Manufacturers Bancorporation, Inc.

15. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                                                           YEAR ENDED DECEMBER 31
                                                          1996      1995      1994
                                                          --------------------------
STATEMENTS OF INCOME
Income:
 Interest on loans, including fees                        $   26    $    -    $    -
 Interest on investments                                      25        64        72
 Dividends                                                 1,876     1,198       938
 Other                                                       244       251       234
                                                          --------------------------
                                                           2,171     1,513     1,244
Expenses:
 Salaries and employee benefits                              847       503       482
 Occupancy                                                   281       272       268
 Interest                                                      3         -         -
 Other                                                       544       656       310
                                                          --------------------------
                                                           1,675     1,431     1,060
                                                          --------------------------
Income before income taxes and equity in
 undistributed net income of subsidiary banks                496        82       184
Income taxes                                                 478       389       262
                                                          --------------------------
Income before equity in undistributed net income
 of subsidiary banks                                         974       471       446
Equity in undistributed net income of subsidiary banks       336     1,230     1,078
                                                          --------------------------
Net income                                                $1,310    $1,701    $1,524
                                                          ==========================

                Merchants and Manufacturers Bancorporation, Inc.

15. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                                                            YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                           1996      1995      1994
CONDENSED STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES
Net income                                                 $1,310    $1,701    $1,524
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Equity in undistributed net income of subsidiaries        (336)   (1,230)   (1,078)
   Provision for depreciation                                  80        73        62
   Amortization of premiums on mortgage-backed securities       2         5        11
   Decrease (increase) in other assets                         73      (439)      267
   Increase (decrease) in accrued liabilities                 620       (40)      130
   Other                                                     (429)        -       (14)
                                                           --------------------------
Net cash provided by operating activities                   1,320        70       902

INVESTING ACTIVITIES
Sales of mortgage-backed securities                           693         -         -
Proceeds from repayments of mortgage-related securities        27        48        99
Proceeds from sales of furniture and equipment                  -         -       186
Purchases of furniture and equipment                         (226)      (56)      (93)
                                                           --------------------------
Net cash provided by (used in) investing activities           494        (8)      192

FINANCING ACTIVITIES
Payment of cash dividends                                    (691)     (569)     (454)
Capital contribution to subsidiary                              -         -      (300)
Purchase of treasury stock                                   (946)     (178)     (332)
Proceeds from the sale of treasury stock                      186       158       176
Proceeds from dividend reimbursement plan                       -       100         -
                                                           --------------------------
Net cash used in financing activities                      (1,451)     (489)     (910)
                                                           --------------------------
Increase (decrease) in cash and cash equivalents              363      (427)      184
Cash and cash equivalents at beginning of year                320       747       563
                                                           --------------------------
Cash and cash equivalents at end of year                   $  683    $  320    $  747
                                                           ==========================