Form 10-Q
period 1997-03-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1997-05-14
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997
                               --------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    --------------------
Commission file Number  0-21292
                       --------

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                               39-1413328
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

                   14100 West National Avenue, PO Box 511160
                       New Berlin, Wisconsin  53151-1160
-------------------------------------------------------------------------------
                    (Address of principal executive office)

                                (414)  827-6713
-------------------------------------------------------------------------------
              Registrant's telephone number, including area code:

                            573 West Lincoln Avenue
                           Milwaukee, Wisconsin 53207
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No     .
    -----      -----

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $1.00 per share                  859,576 Shares
---------------------------------------           --------------------------
                  Class                           Outstanding at May 1, 1997

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                   FORM 10-Q

                                     INDEX


                                                                   PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Financial Condition
        as of March 31, 1997 and December 31, 1996                          3

        Condensed Consolidated Statements of Income for the Three
        Months ended March 31, 1997 and 1996                                4

        Condensed Consolidated Statements of Cash Flows for the
        Three Months ended March 31, 1997 and 1996                          5

        Notes to Condensed Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                         9

PART II. OTHER INFORMATION

Items 1-6                                                                  14

Signatures                                                                 15

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED


                                                             MARCH 31,    DECEMBER 31,
                                                               1997           1996
                                                             --------     -----------
                                                                 (In Thousands)
ASSETS
Cash and due from banks                                      $ 11,011       $  9,247
Interest-bearing deposits at other banks                       15,559          9,667
Federal funds sold                                              4,940          3,358
                                                             --------       --------
Cash and cash equivalents                                      31,510         22,272
Securities available-for-sale (at fair value):
  Investment securities                                        14,965         15,499
  Mortgage-related securities                                  18,902         27,154
Loans receivable, net                                         194,704        189,791
Accrued interest receivable                                     1,546          1,470
Federal Home Loan Bank stock, at cost                           1,118          1,118
Premises and equipment, net                                     8,340          7,800
Other assets                                                    2,045          2,619
                                                             --------       --------
Total assets                                                 $273,130       $267,723
                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                   $240,487       $232,933
  Accrued interest payable                                        385            395
  Short-term borrowings                                         4,900          6,850
  Advance payments by borrowers for taxes and insurance           472             67
  Other liabilities                                               544          1,098
                                                             --------       --------
Total liabilities                                             246,788        241,343

Stockholders' equity
  Common stock, par value $1.00 per share: authorized--
   1,500,000 shares; issued--897,812                              898            898
  Additional paid in capital                                   10,759         10,759
  Unrealized loss on securities available-for-sale               (305)          (203)
  Retained earnings, substantially restricted                  16,001         15,868
  Less treasury stock, at cost--35,145 shares and 32,845
   shares, respectively                                        (1,011)          (942)
                                                             --------       --------
Total stockholders' equity                                     26,342         26,380
                                                             --------       --------
Total liabilities and stockholders' equity                   $273,130       $267,723
                                                             ========       ========


See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                THREE MONTHS    THREE MONTHS
                                                    ENDED          ENDED
                                                  MARCH 31,       MARCH 31,
                                                    1997            1996
                                                ------------    ------------
Interest income:
  Loans, including fees                               $4,141          $3,547
  Investment securities:
    Taxable                                              322             223
    Exempt from federal income taxes                       0              43
  Mortgage-related securities                            380             686
  Other                                                  103             175
                                                      ------          ------
Total interest income                                  4,946           4,674

Interest expense:
  Deposits                                             2,057           1,977
  Borrowings                                             111              47
                                                      ------          ------
Total interest expense                                 2,168           2,024

Net interest income                                    2,778           2,650
Provision for loan losses                                 48              36
                                                      ------          ------
Net interest income after provision for
  loan losses                                          2,730           2,614

Non-interest income:
  Service charges on deposit accounts                    166             182
  Service charges on loans                                15              64
  Net gain (loss) on securities sales                     43              (2)
  Other                                                  172             124
                                                      ------          ------
                                                         396             368

Non-interest expenses:
  Salaries and employee benefits                       1,620           1,423
  Premises and equipment                                 332             365
  Data processing fees                                   150             136
  Federal deposit insurance premiums                      18              54
  Other                                                  505             614
                                                      ------          ------
                                                       2,625           2,592

Income before income taxes                               501             390
Income taxes                                             196             133
                                                      ------          ------
Net income                                            $  305          $  257
                                                      ======          ======

Primary earnings per share                            $ 0.35          $ 0.29
                                                      ======          ======

Dividends per share                                   $ 0.20          $ 0.17
                                                      ======          ======


See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                                  1997             1996
                                                                                              -----------    -------------
                                                                                                     (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                                      $    305         $    257
 Adjustments to reconcile net income to cash provided by operating activities
        Provision for loan losses                                                                      48               36
        Provision for depreciation                                                                    119              117
        Net amortization of investments securities premiums and discounts                              43               79
        Net realized investment security losses (gains)                                               (43)               2
        Increase in accrued interest receivable                                                       (76)            (118)
        Decrease in accrued interest payable                                                          (10)             (34)
        Other                                                                                          78                4
                                                                                                 --------         --------
Net cash provided by operating activities                                                             464              343

INVESTING ACTIVITIES
Purchases of securities available for sale                                                           (486)          (5,026)
Proceeds from redemptions and maturities of securities available for sale                           1,310            3,263
Proceeds from sales of securities available for sale                                                7,803              335
Net decrease (increase) in loans                                                                   (4,962)             461
Purchase of premises and equipment                                                                   (659)            (295)
Redemption of Federal Home Loan Bank stock                                                              0               56
                                                                                                 --------         --------
Net cash provided or (used) in investing activities                                                 3,006           (1,206)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                                 7,554           (6,384)
Payments of cash dividends to stockholders                                                           (172)            (150)
Net decrease in borrowings                                                                         (1,950)               0
Purchase of treasury stock                                                                           (134)            (332)
Proceeds from sale of treasury stock                                                                   65                0
Increase in advance payments by borrowers for taxes and insurance                                     405              269
                                                                                                 --------         --------
Net cash provided or (used) in financing activities                                                 5,768           (6,597)

Increase (decrease) in cash and cash equivalents                                                    9,238           (7,460)
Cash and cash equivalents at beginning of period                                                   22,272           28,447
                                                                                                 --------         --------
Cash and cash equivalents at end of period                                                       $ 31,510         $ 20,987
                                                                                                 ========         ========

Supplemental cash flow information:
 Interest paid                                                                                   $  2,171         $  2,058
 Income taxes paid                                                                                    185              154
 Loans transferred to other real estate owned                                                           0              100


        See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. (the Corporation) and its wholly owned subsidiaries, Lincoln State Bank, Franklin State Bank ("collectively the Banks"), Lincoln Community Bank, S.A. ("Lincoln Community") formerly known as Lincoln Savings Bank, Achieve Mortgage Corporation and M&M Services, Inc. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Lincoln Community Bank also includes the accounts of its wholly owned subsidiary, Lincoln Investment Management Corporation. All significant intercompany balances and transactions have been eliminated.

On January 1, 1997, Lincoln Savings Bank converted from a Wisconsin stock savings bank to a Wisconsin commercial bank. Upon conversion Lincoln Savings Bank changed its name to Lincoln Community Bank.

On January 1, 1997, Achieve Mortgage Corporation was formed to act as the Corporation's mortgage broker.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1996.

NOTE B -- EARNINGS PER SHARE INFORMATION

Primary earnings per share for the three months ended March 31, 1997, and 1996 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.


                                                 Three Months Ended,
                                                       March 31,
                                                  1997          1996

------------------------------------------------------------------------
Net income                                       $ 305,098     $ 256,705
Weighted average
 shares outstanding                                862,653       885,748
------------------------------------------------------------------------
Primary earnings per share                       $    0.35     $    0.29
                                                 =======================

Statement of Financial Accounting Standard No. 128, Earnings Per Share, was issued in February 1997 and will be effective for interim and annual periods ending after December 15, 1997. Statement 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Basic EPS will typically be higher than primary EPS. Statement No. 128 also requires presentation of diluted EPS which is computed similarly to fully diluted EPS under existing accounting rules.

                                                 Three Months Ended,
                                                       March 31,
                                                  1997          1996

------------------------------------------------------------------------
Basic earnings per share                         $   0.35      $   0.29
Diluted earnings per share                       $   0.35      $   0.29

NOTE C -- LOANS RECEIVABLE

Loans are comprised of the following categories:


                                                         March 31
                                                   1997            1996
                                                 ------------------------
                                                      (In Thousands)

Commercial business loans                        $    48,033   $   36,871
Commercial real estate                                60,488       41,688
Real estate mortgages                                 76,557       75,615
Installments                                          10,623        9,384
Other                                                  1,059        1,089
                                                 ------------------------
Total loans                                          196,760      164,647
Unearned income                                          (74)         (93)
                                                 ------------------------
Loans, net of unearned income                    $   196,686   $  164,554
                                                 ========================


The following table presents changes in the allowance for credit losses:


                                                 March 31
                                         1997      1996       1995
                                        -----------------------------
                                               (In Thousands)
Balance at January 1                    $  1,939  $  1,533   $  1,464
        Provisions                            48        36         60
        Charge-offs                           (5)      (68)       (28)
                                        -----------------------------
Balance at March 31                     $  1,982  $  1,501   $  1,496
                                        =============================

NOTE D -- STOCKHOLDERS' EQUITY

Under federal law and regulations, the Corporation is required to meet certain capital requirements. The Banks and Lincoln Community are required to meet leverage and risk-based capital requirements. The leverage ratio, in general, is stockholders' equity as a percentage of total assets. The risk-based capital ratio, in general, is stockholders' equity plus general loan loss allowances (within certain limitations) as a percentage of risk adjusted assets.

As of March 31, 1997, the most recent notification from Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.




                                                                             To Be Well Capitalized
                                                         For Capital        Under Prompt Corrective
                                    Actual            Adequacy Purposes        Action Provisions
                             ------------------     --------------------    -----------------------
                               Amount     Ratio       Amount       Ratio       Amount      Ratio
                             ------------------     --------------------    -----------------------
AS OF MARCH 31, 1997
Total Capital (to Risk-
  Weighted Assets):
        Lincoln State Bank      $11,815   11.41%      $8,287      >8.00%     $10,358      >10.00%
        Franklin State Bank       2,747   10.35%       2,123      >8.00%       2,653      >10.00%
        Lincoln Community        11,077   16.87%       5,252      >8.00%       6,566      >10.00%

Tier 1 Capital (to Risk-
  Weighted Assets):
        Lincoln State Bank       10,774   10.40%       4,143      >4.00%       6,215       >6.00%
        Franklin State Bank       2,453    9.25%       1,061      >4.00%       1,592       >6.00%
        Lincoln Community        10,431   15.89%       2,626      >4.00%       3,939       >6.00%

Tier 1 Capital (to Average
    Assets):
        Lincoln State Bank       10,774    8.33%       5,175      >4.00%        6,469      >5.00%
        Franklin State Bank       2,453    7.47%       1,313      >4.00%        1,641      >5.00%
        Lincoln Community        10,431   10.11%       4,129      >4.00%        5,161      >5.00%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At March 31, 1997, the Corporation's consolidated total assets were $273.1 million as compared to $267.7 million at December 31, 1996. This increase was due to a $7.6 million gain in total deposits, from $232.9 million at December 31, 1996 to $240.5 million at March 31, 1997.

Investment securities available-for-sale decreased $534,000, or 3.4%, from $15.5 million at December 31, 1996 to $15.0 million at March 31, 1997. Maturing investment securities in this category caused the reduction.

Mortgage-related securities available-for-sale decreased $8.3 million, or 30.4% from $27.2 million at December 31, 1996, to $18.9 million at March 31, 1997. The proceeds from sales, maturities and repayments are being used to fund new loans rather than purchase additional mortgage-related securities.

Loans receivable increased $4.9 million, or 2.6%, from $189.8 million at December 31, 1996 compared to $194.7 million at March 31, 1997. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. These assets tend to be rate-sensitive and will add interest income in a rising interest rate environment. Currently, loans receivable consists mainly of mortgages secured by residential properties located in the Corporation's primary market area and commercial loans secured by business assets, real estate, and guarantees. At March 31, 1997 the Corporation has not designated any loans held for sale. Past loan sales have been loan participations sold to correspondent banks when the borrowers reached their lending limit at the Corporation's subsidiary Banks.

Stockholders' equity at March 31, 1997 was $26.3 million compared to $26.4 million at December 31, 1996, a decrease of $38,000. The change in stockholders' equity consists of net income of $305,000, less payments of dividends to shareholders of $172,000, less the net purchase of treasury stock of $69,000 and the $102,000 decrease in the market value of securities categorized as available for sale. The Banks continue to exceed their regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:


                                             March 31,            December 31,
                                              1997                    1996
                                             ---------            ------------
                                            (In Thousands, Except Percentages)
     Non-accrual loans:
        Mortgage loans
         One-to-four family                     $  471              $   616
         Commercial real estate                     82                   94
                                                ------              -------
          Total mortgage loans                     553                  710

         Commercial business                       148                  176
         Consumer and other                         56                   52
                                                ------              -------
          Total non-accrual loans
                                                   757                  938
     Other real estate owned                         0                    0
                                                ------              -------
          Total nonperforming assets            $  757              $   938
                                                ======              =======

     RATIOS:
     Non-accrual loans to total loans            0.3 9%                0.49%
     Nonperforming assets to total assets         0.28                 0.35
     Loan loss allowance to non-accrual loans   261.82               206.72
     Loan loss allowance to total loans           1.01                 1.01


Nonperforming assets decreased by $181,000 from $938,000 at December 31, 1996 to $757,000 at March 31, 1997, a decrease of 19.3%. Payments collected on nonperforming loans caused the decrease. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operations

Net interest income for the three months ended March 31, 1997 was $2.78 million, an increase of 4.8% from the $2.65 million reported for the same period in 1996. Even though the weighted average rate paid on deposits and borrowings increased from 3.54% at March 31, 1996 to 3.65% at March 31, 1997, the volume of new loans receivable was able to offset the increase in the average cost of funds.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months ended March 31, 1997 and 1996.

                                                     During the
                                                 Three Months Ended
                                                      March 31,
                                                 1997          1996
                                                 ------------------
           Weighted average yield on
            Interest-earning assets              8.00%         7.86%

           Weighted average rate paid on
            Deposit and borrowings               3.65          3.54
                                                 ------------------
           Net interest spread                   4.35%         4.32%
                                                 ==================
           Net interest margin (net interest
            Income divided by average
            Earning assets)                      4.54%         4.46%
                                                 ==================

The provision for loan losses for the three month period ended March 31, 1997 was $48,000 compared to $36,000 for the three months ended March 31, 1996, a increase of $12,000, or 33.3%. The higher provision is primarily due to increases in the loan portfolio and not any anticipated loan losses. In fact, the Corporation's ratio of nonperforming loans to total loans is well below its peer group average. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Service charges and other income for the three months ended March 31, 1997 was $353,000 compared to $370,000 for the three months ended March 31, 1996, a decrease of $17,000, or 4.6%. The decrease is due to a reduction in the service charges collected on loans. Service charges collected from loans were $15,000 for the three months end March 31, 1997 compared to $64,000 for the same in 1996. The difference can be attributed to higher than normal loan fees collected in 1996.

Non-interest expense for the three months ended March 31, 1997 was $2.63 million compared to $2.59 million for the three months ended March 31, 1996, an increase of $33,000, or 1.3%. Salaries and employee benefits increased $197,000 or 13.8% from $1.42 million for the three-month period ended March 31, 1996 compared to $1.62 million for the three-month period 1997. Employee bonus payments, higher benefit costs and changes in personnel accounted for the change. The increase in salaries and employee benefits was offset by reductions in premises and equipment expense, FDIC insurance premiums and other operating expenses. Premises and equipment expense decreased $33,000 or 9.0% from $365,000 for the three month period ended March 31, 1996 compared to $332,000 for the three month period ended March 31, 1997. Start-up costs associated with the opening of two Lincoln State Bank branches caused the higher expenses in 1996. The decrease in FDIC insurance premiums can be attributed to the reduction in fees being charged to Lincoln Community Bank. The recapitalization of the Savings Association Insurance Fund in 1996 reduced the fees charged to Lincoln Community Bank. Other expenses decreased $109,000 in the first quarter. This can be attributed to the control of operating expenses such as office supplies, legal fees, accounting fees and check losses.

Income before taxes for the three month period ended March 31, 1997 was $501,000 compared to $390,000 for the three months ended March 31, 1996, an increase of $111,000 or 28.5%. On an after tax basis, the Corporation reported net income of $305,000 for the three month period ended March 31, 1997 compared to $257,000 for the same period in 1996.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $31.5 million and $22.3 million at March 31, 1997 and December 31, 1996, respectively.

Management believes liquidity and capital levels are adequate at March 31, 1997. For a discussion of regulatory requirements, see Note D to the Unaudited Condensed Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of March 31, 1997.



                                                             AMOUNTS MATURING OR REPRICING AS OF MARCH 31, 1997
                                                  ------------------------------------------------------------------
                                                     WITHIN     SIX TO TWELVE   ONE TO FIVE      OVER
                                                   SIX MONTHS      MONTHS           YEARS     FIVE YEARS      TOTAL
                                                  ------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)

Interest-earning assets:
Fixed-rate mortgage loans                          $ 14,835     $ 18,602        $ 54,024     $  7,053       $ 94,514
Adjustable-rate mortgage loans                       18,395        7,352          15,653            0         41,400
                                                   -----------------------------------------------------------------
   Total mortgage loans                              33,230       25,954          69,677        7,053        135,914
Commercial business loans                            30,177        2,753          14,440          663         48,033
Consumer loans                                        6,427        1,237           4,341           59         12,064
Tax-exempt loans                                          0          675               0            0            675
Mortgage-related securities                           7,778        6,675           4,439            0         18,902
Fixed rate investment securities and other            3,267        3,343           4,302            0         10,912
Variable rate investment securities and other        24,552        1,118               0            0         25,670
                                                   -----------------------------------------------------------------
   Total interest-earning assets                   $105,441     $ 41,755        $ 97,199     $  7,775       $252,170
                                                   =================================================================
Interest-bearing liabilities:
Deposits
 Time deposits                                     $ 74,993     $ 32,194        $ 12,761     $      4       $119,952
 NOW accounts                                         1,324        1,324          13,242        6,180         22,070
 Savings accounts                                     4,070        3,597          35,974       16,788         60,429
 Money market accounts                                  417          417           4,174        1,948          6,956
                                                   -----------------------------------------------------------------
  Total deposits                                     80,804       37,532          66,151       24,920        209,407
Borrowings                                            4,900            0               0            0          4,900
                                                   -----------------------------------------------------------------
  Total interest-bearing liabilities               $ 85,704     $ 37,532        $ 66,151     $ 24,920       $214,307
                                                   =================================================================
Interest-earning assets less interest-bearing
 liabilities                                       $ 19,737     $  4,223        $ 31,048     ($17,145)      $ 37,863
                                                   =================================================================
Cumulative interest rate sensitivity gap           $ 19,737     $ 23,960        $ 55,008     $ 37,863
                                                   ==================================================
Cumulative interest rate sensitivity gap
 as a percentage of total assets                       7.23%        8.77%          20.14%       13.86%
                                                   ==================================================

At March 31, 1997, the Corporation's ratio of cumulative interest rate sensitivity gap as a percentage of total assets was 7.23% for six months and 8.77% for one year maturities. Therefore, the Corporation is positively gapped and may benefit from rising interest rates.

Certain shortcomings are inherent in the method of analysis presented in the above table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates, on a short term basis over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the schedule. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Part II.  Other Information

Item 1.    Legal Proceedings

           As of March 31, 1997 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.    Changes in Securities - NONE

Item 3     Defaults upon Senior Securities - NONE

Item 4     Submission of Matters to Vote of Security Holders-NONE

Item 5 Other Information - On January 1, 1997, Lincoln Savings Bank converted from a Wisconsin stock savings bank to a Wisconsin
           commercial bank.     Upon conversion Lincoln Savings Bank changed
           its name to Lincoln Community Bank.

           On January 1, 1997, Achieve Mortgage Corporation was formed to act as the Corporation's mortgage broker.

Item 6 Exhibits and Reports on Form 8-K
The Corporation did not file any reports on Form 8-K during the three months ended March 31, 1997. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCHANTS AND MANUFACTURERS
                                         BANCORPORATION, INC.
                                      ---------------------------
                                             (Registrant)




Date       May 12, 1997                  -------------------------------------
      ---------------------              Michael J. Murry
                                         Chief Executive  Officer & Chairman
                                         of the Board of Directors

Date       May 12, 1997                  -------------------------------------
      ---------------------              James C. Mroczkowski
                                         Vice President & Chief Financial
                                         Officer   Principal Financial Officer