Form 10-Q
period 1997-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1997-08-12
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                   14100 West National Avenue, PO Box 511160
                        New Berlin, Wisconsin 53151-1160
                    (Address of principal executive office)

                                (414)  827-6713
              Registrant's telephone number, including area code:


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
Yes    X      No       .
    ---------    ------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $1.00 per share         866,062 Shares
---------------------------------------  -----------------------------
                 Class                   Outstanding at August 1, 1997

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        Unaudited Condensed Consolidated Statements of Financial Condition as of
        June 30, 1997 and December 31, 1996                                                            3

        Unaudited Condensed Consolidated Statements of Income for the Three Months
        and the Six Months ended June 30, 1997 and 1996                                                4

        Unaudited Condensed Consolidated Statements of Cash Flows for the Six
        Months ended June 30, 1997 and 1996                                                            5

        Notes to Unaudited Condensed Consolidated Financial Statements                                 6



Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                  9

PART II. OTHER INFORMATION

Items 1-6                                                                                             14

Signatures                                                                                            15

PART I. FINANCIAL INFORMATION
MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                       JUNE 30,               DECEMBER 31,
                                                                         1997                     1996
                                                           ---------------------------------  ------------
                                                                                   (In Thousands)
ASSETS
Cash and due from banks                                                            $ 14,098      $  9,247
Interest-bearing deposits at other banks                                                938         9,667
Federal funds sold                                                                    5,346         3,358
                                                                                 ----------   -----------
Cash and cash equivalents                                                            20,382        22,272
Securities available-for-sale (at fair value):
 Investment securities                                                               16,073        15,499
 Mortgage-related securities                                                         22,616        27,154
Loans receivable, net                                                               208,144       189,791
Accrued interest receivable                                                           1,845         1,470
Federal Home Loan Bank stock, at cost                                                 1,050         1,118
Premises and equipment, net                                                           8,805         7,800
Other assets                                                                          2,942         2,619
                                                                                 ----------   -----------
Total assets                                                                       $281,857      $267,723
                                                                                 ==========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                                                          $248,395      $232,933
 Accrued interest payable                                                               565           395
 Short-term borrowings                                                                3,510         6,850
 Advance payments by borrowers for taxes and insurance                                  955            67
Other liabilities                                                                     1,473         1,098
                                                                                  ---------   -----------
Total liabilities                                                                   254,898       241,343
Stockholders' equity
 Common stock, par value $1.00 per share: authorized--
  1,500,000 shares; issued--897,812                                                     898           898
Additional paid in capital                                                           10,756        10,759
Unrealized loss on securities available-for-sale                                       (147)         (203)
Retained earnings                                                                    16,453        15,868
Less treasury stock, at cost--34,800 shares and 32,845
  shares, respectively                                                               (1,001)         (942)
                                                                                 ----------   -----------
Total stockholders' equity                                                           26,959        26,380
                                                                                 ----------   -----------
Total liabilities and stockholders' equity                                         $281,857      $267,723
                                                                                 ==========   ===========
See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                              1997             1996           1997       1996
                                                            ----------       ----------    ---------  ----------
                                                                   (In Thousands, except per share data)
Interest income:
 Loans, including fees                                          $4,403          $3,647     $ 8,544      $7,194
 Investment securities:
  Taxable                                                          379             305         701         528
  Exempt from federal income taxes                                   0              42           0          85
 Mortgage-related securities                                       330             639         710       1,325
 Other                                                              55              95         158         270
                                                             ---------        --------     -------     -------
Total interest income                                            5,167           4,728      10,113       9,402
Interest expense:
 Deposits                                                        2,147           1,991       4,204       3,968
 Borrowings                                                         54              53         165         100
                                                             ---------        --------     -------     -------
Total interest expense                                           2,201           2,044       4,369       4,068
Net interest income                                              2,966           2,684       5,744       5,334
Provision for loan losses                                           48              36          96          72
                                                             ---------        --------     -------     -------
Net interest income after provision for
 loan losses                                                     2,918           2,648       5,648       5,262

Non-interest income:
 Service charges on deposit accounts                               179             179         345         361
 Service charges on loans                                           25              45          40         109
 Net gain on securities sales                                        0               9          43           7
 Other                                                             186             133         358         257
                                                             ---------        --------     -------     -------
                                                                   390             366         786         734
Non-interest expenses:
 Salaries and employee benefits                                  1,298           1,202       2,918       2,625
 Premises and equipment                                            348             327         680         692
 Data processing fees                                              147             139         297         275
 Federal deposit insurance premiums                                 19              52          37         106
 Other                                                             506             463       1,011       1,077
                                                             ---------        --------     -------     -------
                                                                 2,318           2,183       4,943       4,775
Income before income taxes                                         990             831       1,491       1,221
Income taxes                                                       366             290         562         423
                                                             ---------        --------     -------     -------
Net income                                                      $  624          $  541     $   929      $  798
                                                             =========        ========     =======      ======
Earnings per share                                              $ 0.72          $ 0.62     $  1.08      $ 0.91
                                                             =========        ========     =======      ======
Dividends per share                                             $ 0.20          $ 0.17     $  0.44      $ 0.34
                                                             =========        ========     =======      ======
See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                 1997           1996
                                                                             -------------  -------------
                                                                                    (In Thousands)
OPERATING ACTIVITIES
Net income                                                                       $    929       $    798
Adjustments to reconcile net income to cash provided by
 operating activities:
    Provision for loan losses                                                          96             72
    Provision for depreciation                                                        244            197
    Net amortization of investments securities premiums and discounts                  72            160
    Net realized investment security gains                                            (43)            (7)
    Increase in accrued interest receivable                                          (375)          (176)
    Increase (decrease) in accrued interest payable                                   170            (24)
    Other                                                                              26           (121)
                                                                             ------------   ------------
Net cash provided by operating activities                                           1,119            899

INVESTING ACTIVITIES
Purchases of securities available for sale                                         (7,865)        (9,866)
Proceeds from redemptions and maturities of securities available for sale           4,081          6,237
Proceeds from sales of securities available for sale                                7,803          3,556
Net increase in loans                                                             (18,450)       (10,784)
Purchase of premises and equipment                                                 (1,249)          (330)
Proceeds from sales of real estate                                                      0            100
Redemption of Federal Home Loan Bank stock                                             68             56
                                                                             ------------   ------------
Net cash used in investing activities                                             (15,612)       (11,031)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                15,462           (512)
Payments of cash dividends to stockholders                                           (344)          (299)
Net decrease in short term borrowings                                              (3,340)             0
Purchase of treasury stock                                                           (237)          (564)
Proceeds from sale of treasury stock                                                  175             38
Increase in advance payments by borrowers for taxes and insurance                     887            710
                                                                             ------------   ------------
Net cash provided or (used) in financing activities                                12,603           (627)

Decrease in cash and cash equivalents                                              (1,890)       (10,759)
Cash and cash equivalents at beginning of period                                   22,272         28,447
                                                                             ------------   ------------
Cash and cash equivalents at end of period                                       $ 20,382       $ 17,688
                                                                             ============   ============
Supplemental cash flow information:
 Interest paid                                                                   $  4,200       $  4,081
 Income taxes paid                                                                    404            549
 Loans transferred to other real estate owned                                           0            100

See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 1997

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1996.

This 10-Q contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of Management. Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words anticipate, believe, estimate, expect, objective and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Corporation's control, that could cause the Corporation's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermidiation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolio.

NOTE B -- EARNINGS PER SHARE INFORMATION

Primary earnings per share for the three months ended June 30, 1997, and 1996 and for the six months ended June 30, 1997 and 1996 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

                          Three Months Ended           Six Months Ended
                               June 30,                    June 30,
                          1997          1996          1997          1996
----------------------------------------------------------------------------
Net income                $623,859      $541,795      $928,953      $798,500
Weighted average
shares outstanding         860,849       876,285       861,746       881,016
----------------------------------------------------------------------------
Earnings per share        $   0.72      $   0.62      $   1.08      $   0.91
                      ============  ============  ============  ============

Statement of Financial Accounting Standard No. 128, Earnings Per Share, was issued in February 1997 and is effective for interim and annual periods ending after December 15, 1997. Statement 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Basic EPS will typically be higher than primary EPS. Statement No. 128 also requires presentation of diluted EPS which is computed similarly to fully diluted EPS under existing accounting rules.


                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                    1997       1996       1997      1996
--------------------------------------------------------------------------
Basic earnings per share              $0.72      $0.62     $1.08     $0.91
Diluted earnings per share            $0.72      $0.62     $1.08     $0.91

NOTE C -- LOANS RECEIVABLE

Loans are comprised of the following categories:


                                       June 30
                                  1997         1996
                               -----------  -----------
                                    (In Thousands)
Commercial business loans        $ 50,195     $ 41,486
Commercial real estate             67,663       49,781
Real estate mortgages              80,815       74,786
Installments                       10,688        8,741
Other                                 879        1,122
                               ----------   ----------
Total loans                       210,240      175,916
Unearned income                       (72)         (93)
                               ----------   ----------
Loans, net of unearned income    $210,168     $175,823
                               ==========   ==========

The following table presents changes in the allowance for loan losses:


                                June 30
                        1997      1996      1995
                      --------  --------  --------
                             (In Thousands)
Balance at January 1   $1,939    $1,533    $1,464
 Provisions                96        72       120
 Charge-offs              (11)      (73)      (40)
 Recoveries                 0        29         0
                      -------   -------   -------
Balance at June 30     $2,024    $1,561    $1,544
                      =======   =======   =======

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

As of June 30, 1997, the most recent notification from Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.


                                                                  To Be Well Capitalized
                                              For Capital        Under Prompt Corrective
                             Actual        Adequacy Purposes        Action Provisions
                         ---------------  --------------------  --------------------------
                         Amount   Ratio    Amount      Ratio       Amount        Ratio
                         -------  ------  ---------  ---------  ------------  ------------
AS OF JUNE 30, 1997
Total Capital (to Risk-
  Weighted Assets):
   Lincoln State Bank      $11,964  10.92%     $8,766     >8.00%       $10,958       >10.00%
   Franklin State Bank       2,805  10.00%      2,243     >8.00%         2,804       >10.00%
   Lincoln Community        11,366  16.26%      5,492     >8.00%         6,905       >10.00%

Tier 1 Capital (to Risk- '
 Weighted Assets):
  Lincoln State Bank        10,905   9.95%      4,383     >4.00%         6,575       > 6.00%
  Franklin State Bank        2,501   8.91%      1,122     >4.00%         1,682       > 6.00%
  Lincoln Community         10,706  15.32%      2,796     >4.00%         4,194       > 6.00%

Tier 1 Capital (to Average
 Assets):
  Lincoln State Bank        10,905   8.31%      5,249     >4.00%         6,561       > 5.00%
  Franklin State Bank        2,501   7.42%      1,348     >4.00%         1,685       > 5.00%
  Lincoln Community         10,703  10.37%      4,130     >4.00%         5,162       > 5.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At June 30, 1997, the Corporation's consolidated total assets were $281.9 million as compared to $267.7 million at December 31, 1996. This increase was due to a $15.5 million gain in total deposits, from $232.9 million at December 31, 1996 to $248.4 million at June 30, 1997.

Investment securities available-for-sale increased $574,000, or 3.7%, from $15.5 million at December 31, 1996 to $16.1 million at June 30, 1997. Purchases of investment securities in this category caused the increase.

Mortgage-related securities available-for-sale decreased $4.5 million, or 16.7% from $27.2 million at December 31, 1996, to $22.6 million at June 30, 1997.
The proceeds from sales, maturities and repayments are being used to fund new loans rather than purchase additional mortgage-related securities.

Loans receivable increased $18.4 million, or 9.7%, from $189.8 million at December 31, 1996 compared to $208.1 million at June 30, 1997. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. These assets tend to be rate-sensitive and will add interest income in a rising interest rate environment. Currently, loans receivable consists mainly of mortgages secured by residential properties located in the Corporation's primary market area and commercial loans secured by business assets, real estate, and guarantees. At June 30, 1997 the Corporation has not designated any loans held for sale. Past loan sales have been loan participations sold to correspondent banks when the borrowers reached their lending limit at the Corporation's subsidiary Banks.

Stockholders' equity at June 30, 1997 was $27.0 million compared to $26.4 million at December 31, 1996, an increase of $600,000. The change in stockholders' equity consists of net income of $929,000, less payments of dividends to shareholders of $344,000, less the net purchase of treasury stock of $62,000 and the $56,000 increase in the market value of securities categorized as available for sale. The Banks continue to exceed their regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:

                                              June 30,       December 31,
                                               1997             1996
                                              -------       ------------
                                                (dollars in thousands)
Non-accrual loans:
  Mortgage loans
   One-to-four family                           $ 1,075       $  616
   Commercial real estate                            82           94
                                                -------       ------
    Total mortgage loans                          1,157          710

  Commercial business                               132          176
  Consumer and other                                 47           52
                                                -------       ------
    Total non-accrual loans                       1,336          938
Other real estate owned                               0            0
                                                -------       ------
    Total nonperforming assets                  $ 1,336       $  938
                                                =======       ======
RATIOS:
Non-accrual loans to total loans                   0.64%        0.49%
Nonperforming assets to total assets               0.47         0.35
Loan loss allowance to non-accrual loans         151.50       206.72
Loan loss allowance to total loans                 0.97         1.01

Nonperforming assets increased by $398,000 from $938,000 at December 31, 1996 to $1.4 million at June 30, 1997, a increase of 42.4%. Although the amount of non-accrual loans increased, management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operation

Net interest income, for the three months ended June 30, 1997 was $2.97 million, an increase of 10.5% from the $2.68 million reported for the same period in 1996. The substantial increase in loans receivable and the stabilization of rates paid on deposit products were the major contributing factors to the increase in net interest income. Net interest income for the six months ended June 30, 1997 was $5.74 million, an increase of 7.7% from the $5.33 million reported for the same period in 1996. The increase in loans and the higher net interest margin were the primary reasons for the improvement in the year-to-date net interest income as well.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the six and three months ended June 30, 1997 and 1996.

                                          During the           During the
                                    Three Months Ended         Six Months
                                    June 30,                 Ended June 30,
                                      1997        1996      1997     1996
                                    --------    -------    -------  -------
Weighted average yield on
 interest-earning assets              8.11%       7.80%     8.00%    8.04%
Weighted average rate paid on
 deposit accounts and borrowings      3.56        3.50      3.59     3.52
                                      ----        ----      ----     ----
Net interest spread                   4.55%       4.30%     4.41%    4.52%
                                      ====        ====      ====     ====
Net interest margin (net interest
 income divided by average
 earning assets)                      4.65%       4.43%     4.54%    4.44%
                                      ====        ====      ====     ====

The provision for loan losses for the three month period ended June 30, 1997 was $48,000 compared to $36,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, the provision for loan losses was $96,000 compared to $72,000 for than the same period in 1996. The higher provision is primarily due to increases in the loan portfolio and not any anticipated loan losses. In fact, the Corporation's ratio of nonperforming loans to total loans is well below its peer group average. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-interest income for the three months ended June 30, 1997 was $390,000 compared to $366,000 for the three months ended June 30, 1996, an increase of $24,000, or 6.6%. Non-interest income for the six months ended June 30, 1997 was $786,000 compared to $734,000 for the six months ended June 30, 1996, an increase of $52,000, or 7.1%. The increase is due to fees collected on new products and services and gains on sales of investment securities.

Non-interest expense for the three months ended June 30, 1997 was $2.32 million compared to $2.18 million for the three months ended June 30, 1996, an increase of $135,000, or 6.2%. Non-interest expense for the six months ended June 30, 1997 was $4.94 million compared to $4.78 million for the six months ended June 30, 1996, an increase of $168,000, or 3.5%. Salaries and employee benefits increased $96,000 or 8.0% from $1.20 million for the three-month period ended June 30, 1997 compared to $1.29 million for the 1997 three-month period. Salaries and employee benefits increased $293,000 or 11.1% from $2.63 million for the six-month period ended June 30, 1996 to $2.92 million for the six-month period ended June 30, 1997. Employee bonus payments, higher benefit costs and changes in personnel accounted for the change. Premises and equipment expense increased $21,000 or 6.4% from $327,000 for the three month period ended June 30, 1996 compared to $348,000 for the three month period ended June 30, 1997. Premises and equipment expense decreased $12,000 or 1.7% from $692,000 for the six month period ended June 30, 1996 compared to $680,000 for the six month period ended June 30, 1997. Federal deposit insurance premiums decreased $33,000 or 63.5% from $52,000 for the three month period ended June 30, 1996 to $19,000 for the three month period ended June 30,

1997. Insurance premiums decreased $69,000 or 65.1% from $106,000 for the six month period ended June 30, 1996 to $37,000 for the six month period ended June 30, 1997. The decrease in FDIC insurance premiums can be attributed to the reduction in fees being charged to Lincoln Community Bank. The recapitalization of the Savings Association Insurance Fund in 1996 reduced the fees charged to Lincoln Community Bank. Other expenses increased $43,000 or 9.3% in the second quarter. This can be attributed to increases in operating expenses such as office supplies, legal fees, accounting fees and check losses.

Income before taxes for the three month period ended June 30, 1997 was $990,000 compared to $831,000 for the three months ended June 30, 1996, an increase of $159,000 or 19.1%. Income before taxes for the six month period ended June 30, 1997 was $1.49 million compared to $1.22 million for the six months ended June 30, 1996, an increase of $270,000 or 22.1%. On an after tax basis, the Corporation reported net income of $624,000 for the three month period ended June 30, 1997 compared to $541,000 for the same period in 1996; and for the six month period ended June 30, 1997, the Corporation reported net income of $929,000 compared to $798,000 for the same period in 1996.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $20.4 million and $22.3 million at June 30, 1997 and December 31, 1996, respectively.

Management believes liquidity and capital levels are adequate at June 30, 1997. For a discussion of regulatory requirements, see Note D to the Unaudited Condensed Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of June 30, 1997.

                                                     AMOUNTS MATURING OR REPRICING AS OF JUNE 30, 1997
                                               --------------------------------------------------------------
                                                 WITHIN    SIX TO TWELVE  ONE TO FIVE     OVER
                                               SIX MONTHS     MONTHS         YEARS     FIVE YEARS    TOTAL
                                               ----------  -------------  -----------  ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                        $16,263        $26,594     $ 53,735    $  6,048     $102,640
Adjustable-rate mortgage loans                    19,583          7,008       17,892           0       44,483
                                               ---------   ------------   ----------   ---------   ----------
   Total mortgage loans                           35,846         33,602       71,627       6,048      147,123
Commercial business loans                         29,709          5,027       14,830         752       50,318
Consumer loans                                     5,975          1,675        4,300         102       12,052
Tax-exempt loans                                     675              0            0           0          675
Mortgage-related securities                       12,475              0        7,217       2,924       22,616
Fixed rate investment securities and other             0          1,091       10,926           0       12,017
Variable rate investment securities and other     10,340          1,050            0           0       11,390
                                               ---------   ------------   ----------   ---------   ----------
   Total interest-earning assets                 $95,020        $42,445     $108,900    $  9,826     $256,191
                                               =========   ============   ==========   =========   ==========
Interest-bearing liabilities:
Deposits
 Time deposits                                   $78,204        $30,579     $ 12,443    $      4     $121,230
 NOW accounts                                      1,487          1,487       14,871       6,940       24,785
 Savings accounts                                  4,585          3,631       36,306      16,943       61,465
 Money market accounts                               347            347        3,472       1,621        5,787
                                               ---------   ------------   ----------   ---------   ----------
  Total deposits                                  84,623         36,044       67,092      25,508      213,267
Borrowings                                         3,510              0            0           0        3,510
                                               ---------    -----------   ----------   ---------   ----------
  Total interest-bearing liabilities             $88,133        $36,044     $ 67,092    $ 25,508     $216,777
                                               =========   ============   ==========   =========   ==========
Interest-earning assets less interest-bearing
 Liabilities                                     $ 6,887        $ 6,401     $ 41,808    ($15,682)    $ 39,414
                                               =========   ============   ==========   =========   ==========
Cumulative interest rate sensitivity gap         $ 6,887        $13,288     $ 55,096    $ 39,414
                                               =========   ============   ==========   =========
Cumulative interest rate sensitivity gap as a
Percentage of total assets                          2.44%          4.71%       19.55%      13.98%
                                               =========   ============   ==========   =========

At June 30, 1997, the Corporation's ratio of cumulative interest-rate sensitive gap as a percentage of total assets was 2.44% for six months and 4.71% for one year maturities. Therefore, the Corporation is positively gapped and may benefit from rising interest rates.

Certain shortcomings are inherent in the method of analysis presented in the above schedule. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates, on a short term basis over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the schedule.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         As of June 30, 1997 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.  Changes in Securities - NONE

Item 3   Defaults upon Senior Securities - NONE

Item 4   Submission of Matters to Vote of Security Holders - NONE

Item 5   Other Information - NONE

Item 6   Exhibits and Reports on Form 8-K
         The Corporation did not file any reports on Form 8-K during the three months ended June 30, 1997. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                       MERCHANTS AND MANUFACTURERS
                                           BANCORPORATION, INC.
                                               (Registrant)





Date       August 11, 1997
-----------------------------          ---------------------------------------
                                       Michael J. Murry
                                       Chief Executive Officer & Chairman of
                                       the Board of Directors
Date       August 11, 1997
-----------------------------          ---------------------------------------
                                       James C. Mroczkowski
                                       Vice President & Chief Financial Officer
                                       Principal Financial Officer