Form 10-Q
period 1997-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1997-11-12
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                                -----------------    ---------------------
Commission file Number  0-21292

                  MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
---------------------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Wisconsin                               39-1413328
            ---------------                         ---------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                   14100 West National Avenue, PO Box 511160
                        New Berlin, Wisconsin 53151-1160
---------------------------------------------------------------------------------------------
                    (Address of principal executive office)

                                (414)  827-6713
---------------------------------------------------------------------------------------------
              Registrant's telephone number, including area code:

---------------------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No    .
     ----       ----

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


    Common Stock, par value $1.00 per share              899,390 Shares
    ---------------------------------------     -------------------------------
                    Class                       Outstanding at November 1, 1997

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                   FORM 10-Q

                                     INDEX

                                                                          PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Statements of Financial Condition
        as of September 30, 1997 and December 31, 1996                          3

        Unaudited Consolidated Statements of Income for the Three
        Months and the Nine Months ended
        September 30, 1997 and 1996                                             4

        Unaudited Consolidated Statements of Cash Flows for the
        Nine Months ended September 30, 1997
        and 1996                                                                5

        Notes to Unaudited Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                            10

PART II. OTHER INFORMATION

Items 1-6                                                                      16

Signatures                                                                     17

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                             1997                  1996
                                                                         ---------------      ---------------
                                                                                      (In Thousands)
ASSETS
Cash and due from banks                                                      $ 12,606           $  9,247
Interest-bearing deposits at other banks                                        2,087              9,667
Federal funds sold                                                              5,366              3,358
                                                                             --------           --------
Cash and cash equivalents                                                      20,059             22,272
Securities available-for-sale (at fair value):
 Investment securities                                                         15,127             15,499
 Mortgage-related securities                                                   23,632             27,154
Loans receivable, net                                                         215,883            189,791
Accrued interest receivable                                                     1,601              1,470
Federal Home Loan Bank stock, at cost                                           1,050              1,118
Premises and equipment, net                                                     8,912              7,800
Other assets                                                                    1,937              2,619
                                                                             --------           --------
Total assets                                                                 $288,201           $267,723
                                                                             ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                                                    $256,967           $232,933
 Accrued interest payable                                                         373                395
 Short-term borrowings                                                              0              6,850
 Advance payments by borrowers for taxes and insurance                          1,449                 67
 Other liabilities                                                                724              1,098
                                                                             --------           --------
Total liabilities                                                             259,513            241,343

Stockholders' equity
 Common stock, par value $1.00 per share: authorized--
  1,500,000 shares; issued and outstanding--899,650 shares
  and 897,812 shares, respectively                                                900                898
 Additional paid in capital                                                    10,890             10,759
 Net unrealized loss on securities available-for-sale                             (58)              (203)
 Retained earnings                                                             16,965             15,868
 Less treasury stock, at cost--260 shares and 32,845
  shares, respectively                                                             (9)              (942)
                                                                             --------           --------
Total stockholders' equity                                                     28,688             26,380
                                                                             --------           --------
Total liabilities and stockholders' equity                                   $288,201           $267,723
                                                                             ========           ========
See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                     1997             1996                 1997           1996
                                                 ----------       ----------             --------      ----------
                                                              (In Thousands, except per share data)
Interest income:
 Loans, including fees                              $ 4,610           $ 3,920            $  13,154     $  11,184
 Investment securities:
  Taxable                                               298               321                  999           849
  Exempt from federal income taxes                        2                67                    2            82
 Mortgage-related securities                            372               599                1,082         1,924
 Other                                                   96                22                  254           292
                                                    -------           -------            ---------     ---------
Total interest income                                 5,378             4,929               15,491        14,331

Interest expense:
 Deposits                                             2,294             2,077                6,498         6,045
 Borrowings                                              27                61                  192           161
                                                    -------           -------            ---------     ---------
Total interest expense                                2,321             2,138                6,690         6,206

Net interest income                                   3,057             2,791                8,801         8,125
Provision for loan losses                                48               388                  144           460
                                                    -------           -------            ---------     ---------
Net interest income after provision for
 loan losses                                          3,009             2,403                8,657         7,665

Non-interest income:
 Service charges on deposit accounts                    164               181                  509           542
 Service charges on loans                                50                47                   90           156
 Net gain on securities sales                            35                11                   78            18
 Other                                                  184               166                  542           423
                                                    -------           -------            ---------     ---------
                                                        433               405                1,219         1,139

Non-interest expenses:
 Salaries and employee benefits                       1,263             1,340                4,181         3,965
 Premises and equipment                                 387               343                1,067         1,035
 Data processing fees                                   158               142                  455           417
 SAIF special assessment                                  0               604                    0           604
 Federal deposit insurance premiums                      20                53                   57           159
 Other                                                  515               507                1,526         1,584
                                                    -------           -------            ---------     ---------
                                                      2,343             2,989                7,286         7,764


Income (loss) before income taxes                     1,099              (181)               2,590         1,040
Income taxes (credit)                                   408               (62)                 970           361
                                                    -------           -------            ---------     ---------
Net income (loss)                                   $   691           $  (119)           $   1,620     $     679
                                                    =======           =======            =========     =========
Earnings (loss) per share                           $  0.79           $ (0.14)           $    1.87     $    0.77
                                                    =======           =======            =========     =========
Dividends per share                                 $  0.20           $  0.20            $    0.60     $    0.54
                                                    =======           =======            =========     =========

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 1997            1996
                                                                               ----------      ----------
                                                                                    (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                      $   1,620       $     679
 Adjustments to reconcile net income to cash provided by
  Operating activities:
    Provision for loan losses                                                          144             460
    Provision for depreciation                                                         379             310
    Net amortization of investments securities premiums and discounts                   97             236
    Net realized investment security gains                                             (78)            (18)
    Increase in accrued interest receivable                                           (131)            (80)
    Decrease in accrued interest payable                                               (22)            (84)
    Other                                                                              233             503
                                                                                 ---------       ---------
Net cash provided by operating activities                                            2,242           2,006

INVESTING ACTIVITIES
Purchase of securities available for sale                                          (15,177)        (12,318)
Proceeds from redemptions and maturities of securities available for sale            6,966          11,884
Proceeds from sales of securities available for sale                                12,308           6,960
Net increase in loans                                                              (26,237)        (24,243)
Purchase of premises and equipment                                                  (1,491)           (388)
Proceeds from sales of real estate                                                       0             100
Redemption (purchase) of Federal Home Loan Bank stock                                   68            (416)
                                                                                 ---------       ---------
Net cash used in investing activities                                              (23,563)        (18,421)

FINANCING ACTIVITIES
Net increase in deposits                                                            24,034           4,003
Payment of cash dividends to stockholders                                             (523)           (473)
Net increase (decrease) in short term borrowings                                    (6,850)            800
Purchase of treasury stock                                                            (251)           (628)
Proceeds from sale of treasury stock                                                 1,255             104
Increase in advance payments by borrowers for taxes and insurance                    1,381           1,162
Proceeds from dividend reinvestment plan                                                62               0
                                                                                 ---------       ---------
Net cash provided in financing activities                                           19,108           4,968

Decrease in cash and cash equivalents                                               (2,213)        (11,447)
Cash and cash equivalents at beginning of period                                    22,272          28,447
                                                                                 ---------       ---------
Cash and cash equivalents at end of period                                       $  20,059       $  17,000
                                                                                 =========       =========
Supplemental cash flow information:
 Interest paid                                                                   $   6,706       $   6,268
 Income taxes paid                                                                     688             729
 Loans transferred to other real estate owned                                            0             100

See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. (the Corporation) and its wholly owned subsidiaries, Lincoln State Bank, Franklin State Bank ("collectively the Banks"), Lincoln Community Bank, S.A. ("Lincoln Community") formerly known as Lincoln Savings Bank, Achieve Mortgage Corporation and M&M Services, Inc. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Lincoln Community Bank also includes the accounts of its wholly owned subsidiary, Lincoln Investment Management Corporation. All significant intercompany balances and transactions have been eliminated.

On January 1, 1997, Lincoln Savings Bank converted from a Wisconsin stock savings bank to a Wisconsin commercial bank. Upon conversion Lincoln Savings Bank changed its name to Lincoln Community Bank.

On January 1, 1997, Achieve Mortgage Corporation was formed to act as the Corporation's mortgage broker.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1996.

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

NOTE B -- EARNINGS PER SHARE INFORMATION

Primary earnings (loss) per share for the three months ended September 30, 1997, and 1996 and for the nine months ended September 30, 1997 and 1996 have been determined by dividing net income (loss) for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.


                             Three Months Ended           Nine Months Ended
                               September 30,                September 30,
                            1997           1996           1997          1996
---------------------------------------------------     ------------------------
  Net income (loss)         $690,958    $(119,237)      $ 1,619,914    $ 679,263
  Weighted average
   shares outstanding        874,730      872,079           866,122      878,016
 ------------------------------------------------       ------------------------
  Earnings (loss) per
  share                     $   0.79    $   (0.14)      $      1.87    $    0.77
                            =====================       ========================

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

Earnings per share data for the three and nine months ended September 30, 1997 are calculated in accordance with Statement 128 are as follows:


                                         Three Months Ended     Nine Months Ended
                                            September 30,         September 30,
                                          1997        1996       1997       1996
-----------------------------------------------------------    --------------------
 Basic earnings (loss) per share        $ 0.79     $(0.14)      $ 1.87    $ 0.77
 Diluted earnings (loss) per share      $ 0.79     $(0.14)      $ 1.87    $ 0.77

NOTE C -- LOANS RECEIVABLE

Loans are comprised of the following categories:



                                             September 30
                                           1997         1996
                                        -----------  -----------
                                             (In Thousands)
        Commercial business loans        $ 55,730     $ 45,665
        Commercial real estate             69,128       54,548
        Real estate mortgages              81,591       78,013
        Installments                       10,771        9,847
        Other                                 796        1,292
                                         --------     --------
        Total loans                       218,016      189,365
        Unearned income                       (69)         (85)
                                         --------     --------
        Loans, net of unearned income    $217,947     $189,280
                                         ========     ========

The following table presents changes in the allowance for loan losses:



                                        September 30
                               1997        1996       1995
                             --------    --------    --------
                                       (In Thousands)
    Balance at January 1      $ 1,939    $ 1,533     $ 1,464
        Provisions                144        460         126
        Charge-offs               (19)       (75)        (40)
        Recoveries                  0         29           0
                              -------    -------     -------
    Balance at September 30   $ 2,064    $ 1,947     $ 1,550
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

As of September 30, 1997, the most recent notification from Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.


                                                                To Be Well Capitalized
                                             For Capital        Under Prompt Corrective
                             Actual        Adequacy Purposes        Action Provisions
                        ---------------  --------------------  --------------------------
                         Amount   Ratio    Amount      Ratio       Amount        Ratio
                        -------  ------  ---------  ---------  ------------  ------------
AS OF SEPTEMBER 30, 1997
Total Capital (to Risk-
  Weighted Assets):
   Lincoln State Bank    $12,158  10.33%     $9,418     >8.00%       $11,772       >10.00%
   Franklin State Bank     3,507  11.47%      2,246     >8.00%         3,058       >10.00%
   Lincoln Community      11,579  17.05%      5,433     >8.00%         6,791       >10.00%

Tier 1 Capital (to Risk-
  Weighted Assets):
   Lincoln State Bank     11,088   9.42%      4,709     >4.00%         7,063       > 6.00%
   Franklin State Bank     3,191  10.43%      1,223     >4.00%         1,835       > 6.00%
   Lincoln Community      10,901  16.05%      2,717     >4.00%         4,075       > 6.00%

Tier 1 Capital (to
  Average Assets):
   Lincoln State Bank     11,088   8.27%      5,363     >4.00%         6,703       > 5.00%
   Franklin State Bank     3,191   9.09%      1,405     >4.00%         1,756       > 5.00%
   Lincoln Community      10,964  10.70%      4,100     >4.00%         5,125       > 5.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At September 30, 1997, the Corporation's consolidated total assets were $288.2 million as compared to $267.7 million at December 31, 1996. This increase was due to a $24.0 million increase in total deposits, from $232.9 million at December 31, 1996 to $256.9 million at September 30, 1997.

Investment securities available-for-sale decreased $372,000, or 2.4%, from $15.5 million at December 31, 1996 to $15.1 million at September 30, 1997. Maturing investment securities in this category caused the decrease.

Mortgage-related securities available-for-sale decreased $3.6 million, or 13.2% from $27.2 million at December 31, 1996, to $23.6 million at September 30, 1997. The proceeds from sales, maturities and repayments are being used to fund new loans rather than purchase additional mortgage-related securities.

Loans receivable increased $26.1 million, or 13.7%, from $189.8 million at December 31, 1996 compared to $215.9 million at September 30, 1997. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. These assets tend to be rate-sensitive and will add interest income in a rising interest rate environment. Currently, loans receivable consists mainly of mortgages secured by residential properties located in the Corporation's primary market area and commercial loans secured by business assets, real estate, and guarantees. At September 30, 1997 the Corporation has not designated any loans held for sale. Past loan sales have been loan participations sold to correspondent banks when the borrowers reached their lending limit at the Corporation's subsidiary Banks.

Stockholders' equity at September 30, 1997 was $28.7 million compared to $26.4 million at December 31, 1996, an increase of $2.3 million. The change in stockholders' equity consists of net income of $1.6 million, the net sale of treasury stock of $1.0 million, less payments of dividends to shareholders of $523,000 and the $145,000 net increase in the market value of securities categorized as available for sale. The Banks continue to exceed their regulatory capital requirements.

Nonperforming Assets and Allowance for Losses

Generally a loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Nonperforming assets are summarized, for the dates indicated, as follows:

                                         September 30,        December 31,
                                             1997                 1996
                                         -------------        ------------
                                                (dollars in thousands)
Non-accrual loans:
  Mortgage loans
   One-to-four family                       $  527               $  616
   Commercial real estate                       82                   94
                                            ------               ------
    Total mortgage loans                       609                  710

  Commercial business                          222                  176
  Consumer and other                            62                   52
                                            ------               ------
    Total non-accrual loans                    893                  938

Other real estate owned                          0                    0
                                            ------               ------
    Total nonperforming assets              $  893               $  938
                                            ======               ======
RATIOS:
Non-accrual loans to total loans             0.41%                0.49%
Nonperforming assets to total assets         0.31                 0.35
Loan loss allowance to non-accrual loans   231.13               206.72
Loan loss allowance to total loans           0.95                 1.01

Nonperforming assets decreased by $45,000 from $938,000 at December 31, 1996 to $893,000 at September 30, 1997, a decrease of 4.8%. Payments collected on nonperforming loans caused the decrease. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operation

Net interest income, for the three months ended September 30, 1997 was $3.06 million, an increase of 9.5% from the $2.79 million reported for the same period in 1996. The substantial increase in the volume of loans receivable was the major contributing factor to the increase in net interest income. Net interest income for the nine months ended September 30, 1997 was $8.80 million, an increase of 8.3% from the $8.13 million reported for the same period in 1996. The increase in loans and the higher net interest margin were the primary reasons for the improvement in the year-to-date net interest income as well.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the nine and three months ended September 30, 1997 and 1996.


                                         During the          During the
                                       Three Months         Nine Months
                                           Ended                Ended
                                       September 30,       September 30,
                                      1997       1996      1997     1996
                                     -----------------------------------
Weighted average yield on
 interest-earning assets              8.20%      7.95%     8.05%    7.87%
Weighted average rate paid on
 deposit accounts and borrowings      3.65       3.56      3.60     3.53
                                     -----------------------------------
Net interest spread                   4.55%      4.39%     4.45%    4.34%
                                     ===================================
Net interest margin (net interest
 income divided by average
 earning assets)                      4.66%      4.64%     4.58%    4.46%
                                     ===================================

The provision for loan losses for the three-month period ended September 30, 1997 was $48,000 compared to $388,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, the provision for loan losses was $144,000 compared to $460,000 for the same period in 1996. The higher provision in 1996 was due to the rapid growth in the loan portfolio and not any anticipated loan losses. In fact, the Corporation's ratio of nonperforming loans to total loans is well below its peer group average. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions and the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-interest income for the three months ended September 30, 1997 was $433,000 compared to $405,000 for the three months ended September 30, 1996, an increase of $28,000, or 6.9%. Non-interest income for the nine months ended September 30, 1997 was $1.2 million compared to $1.1 million for the nine months ended September 30, 1996, an increase of $80,000, or 7.0%. The increase is due to fees collected on new products and services and gains on sales of investment securities.

Non-interest expense for the three months ended September 30, 1997 was $2.34 million compared to $2.99 million for the three months ended September 30, 1996, a decrease of $646,000, or 21.6%. Non-interest expense for the nine months ended September 30, 1997 was $7.29 million compared to $7.76 million for the nine months ended September 30, 1996, a decrease of $478,000, or 6.2%. The three month and nine month periods ended September 30, 1996 included $604,000 of a congressionally mandated one-time assessment to recapitalize the Savings Association Insurance Fund. Without the special SAIF assessment non-interest expense for the three months ended September 30, 1996 would have been $2.39 million and $7.16 million for the nine months ended September 30, 1996. Salaries and employee benefits decreased $77,000 or 5.7% from $1.34 million for the three-month period ended September 30, 1996 compared to $1.26 million for the 1997 three-month period. Salaries and employee benefits increased $216,000 or 5.4% from $3.97 million for the nine-month period ended September 30, 1996 to $4.18 million for the nine-month period ended September 30, 1997. Employee bonus payments, higher benefit costs and changes in personnel accounted for the change. Premises and equipment expense increased $44,000 or 12.8% from $343,000 for the three month period ended September 30, 1996 compared to $387,000 for the three month period ended September 30, 1997. Premises and equipment expense increased $32,000 or 3.1% from $1.04 million for the nine month period ended September 30, 1996 compared to $1.07 million for the nine month period ended September 30, 1997. Federal deposit insurance premiums decreased $33,000 or 62.3% from $53,000 for the three month period ended September 30, 1996 to $20,000 for the three month period ended September 30, 1997. Insurance premiums decreased $102,000 or 64.2% from $159,000 for the nine month period ended September 30, 1996 to $57,000 for the nine month period ended September 30, 1997. The decrease in FDIC insurance premiums can be attributed to the reduction in premiums being charged to Lincoln Community Bank. The recapitalization of the Savings Association Insurance Fund in 1996 reduced the premiums charged to Lincoln Community Bank. Other expense increased $8,000 or 1.6% from $507,000 for the three month period ended September 30, 1996 compared to $515,000 for the three month period ended September 30, 1997. Other expenses decreased $58,000 or 3.7% from $1.58 million for the nine-month period ended September 30, 1996 compared to $1.53 million for the nine-month period ended September 30, 1997. The minimal increase in the third quarter and reduction for the nine-month period can be attributed to controlling operating expenses such as office supplies, legal fees, accounting fees and check losses.

Income before taxes for the three month period ended September 30, 1997 was $1.10 million compared to a $181,000 loss for the three months ended September 30, 1996, an increase of $1.28 million. Income before taxes for the nine month period ended September 30, 1997 was $2.59 million compared to $1.04 million for the nine months ended September 30, 1996, an increase of $1.55 million. The 1996 income before tax income was effected by the $604,000 special SAIF assessment and the additional $352,000 contribution to the loan loss allowance.

Income tax expense for the three months ended September 30, 1997 increased $470,000 over the 1996 third quarter tax expense. The effective tax rate for the three months ended September 30, 1997 was 37.1% compared to 34.3% for the three months ended September 30, 1996. Income tax expense for the nine months ended September 30, 1997 increased $609,000 over the same period in 1996. The effective tax rate for the nine months ended September 30, 1997 was 37.5% compared to 34.7% for the nine months ended September 30, 1996. The increase in the tax rate can be attributed to the reduction of tax-exempt investment securities held by the Corporation.

On an after tax basis, the Corporation reported net income of $691,000 for the three month period ended September 30, 1997 compared to a loss of $119,000 for the same period in 1996. For the nine month period ended September 30, 1997, the Corporation reported net income of $1.62 million compared to $679,000 for the same period in 1996. After adjusting income for nonrecurring items, net income for the three-month period ended September 30, 1996 would have been $568,000 or $0.65 per share and for the nine-month period ended September 30, 1996 net income would have been $1.37 million or $1.56 per share.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $20.1 million and $22.3 million at September 30, 1997 and December 31, 1996, respectively.

Management believes liquidity and capital levels are adequate at September 30, 1997. For a discussion of regulatory requirements, see Note D to the Unaudited Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 1997.

                                                    AMOUNTS MATURING OR REPRICING AS OF SEPTEMBER 30, 1997
                                               -----------------------------------------------------------------
                                                 WITHIN     SIX TO TWELVE  ONE TO FIVE     OVER
                                               SIX MONTHS      MONTHS         YEARS     FIVE YEARS      TOTAL
                                               -----------  -------------  -----------  -----------    ---------
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                        $ 23,538     $   21,834     $ 52,213     $  6,093     $ 103,678
Adjustable-rate mortgage loans                     17,990         11,149       16,500            0        45,639
                                                 --------     ----------     --------     --------     ---------
   Total mortgage loans                            41,528         32,983       68,713        6,093       149,317
Commercial business loans                          28,677          6,309       20,781           15        55,782
Consumer loans                                      6,264          1,304        4,484          122        12,174
Tax-exempt loans                                      675              0            0            0           675
Mortgage-related securities                        13,767              0        5,097        4,767        23,631
Fixed rate investment securities and other          3,991            902        6,198            0        11,091
Variable rate investment securities and other      11,489          1,050            0            0        12,539
                                                 --------     ----------     --------     --------     ---------
   Total interest-earning assets                 $106,391     $   42,548     $105,273     $ 10,997     $ 265,209
                                                 ========     ==========     ========     ========     =========
Interest-bearing liabilities:
Deposits
 Time deposits                                   $ 91,743     $   29,734     $ 13,338     $      4     $ 134,819
 NOW accounts                                       1,304          1,304       13,037        6,084        21,729
 Savings accounts                                   5,058          3,609       36,089       16,841        61,597
 Money market accounts                                400            400        3,998        1,866         6,664
                                                 --------     ----------     --------     --------     ---------
  Total deposits                                   98,505         35,047       66,462       24,795       224,809
 Borrowings                                             0              0            0            0             0
                                                 --------     ----------     --------     --------     ---------
  Total interest-bearing liabilities             $ 98,505     $   35,047     $ 66,462     $ 24,795     $ 224,809
                                                 ========     ==========     ========     ========     =========
Interest-earning assets less interest-bearing
 Liabilities                                     $  7,886     $    7,501     $ 38,811     $(13,798)    $  40,400
                                                 ========     ==========     ========     ========     =========
Cumulative interest rate sensitivity gap         $  7,886     $   15,387     $ 54,198     $ 40,400
                                                 ========     ==========     ========     ========
Cumulative interest rate sensitivity gap as a
 Percentage of total assets                         2.74%          5.34%       18.81%       14.02%
                                                 ========     ==========     ========     ========

At September 30, 1997, the Corporation's ratio of cumulative interest-rate sensitive gap as a percentage of total assets was 2.74% for six months and 5.34% for one year maturities. Therefore, the Corporation is positively gapped and may benefit from rising interest rates.

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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         As of September 30, 1997 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.  Changes in Securities - NONE

Item 3   Defaults upon Senior Securities - NONE

Item 4   Submission of Matters to Vote of Security Holders - NONE

Item 5   Other Information - NONE

Item 6   Exhibits and Reports on Form 8-K
         The Corporation did not file any reports on Form 8-K during the three months ended September 30, 1997. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                        MERCHANTS AND MANUFACTURERS
                                            BANCORPORATION, INC.
                                        -------------------------------
                                                (Registrant)





Date    November 10, 1997                /s/ Michael J. Murry
        -----------------                -------------------------------
                                           Michael J. Murry
                                           Chief Executive Officer & Chairman
                                           of the Board of Directors

Date    November 10, 1997                /s/ James C. Mroczkowski
        -----------------                ------------------------
                                           James C. Mroczkowski
                                           Vice President & Chief Financial
                                           Officer Principal Financial Officer