Form 10-K405
period 1997-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1998-03-30
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    ---------------------

Commission file number  0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)



           Wisconsin                                              39-1413328
---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
                or organization)                       Identification Number)


                    14100 West National Avenue, PO Box 511160
                        New Berlin, Wisconsin 53151-1160
                        --------------------------------
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (414) 827-6713

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable
                                                               --------------

           Securities registered pursuant to section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                     -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of March 1, 1998, 900,675 shares of Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price) held by non-affiliates was approximately $35,682,000.

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                      *****

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

PART I                                                                                                            Page
                                                                                                                  ----
         Item 1.        Business                                                                                   3
         Item 2.        Properties                                                                                 5
         Item 3.        Legal Proceedings                                                                          6
         Item 4.        Submission of Matters to a Vote of Security Holders                                        6

PART II
         Item 5.        Market for Registrant's Common Equity and Related Stockholder's Matters                    6
         Item 6.        Selected Financial Data                                                                    7
         Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations      8
         Item 7a.       Quantitative and Qualitative Disclosures About Market Risk                                 18
         Item 8.        Financial Statements and Supplementary Data                                                19
         Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       19

PART III
         Item 10.       Directors and Executive Officers of the Registrant                                         19
         Item 11.       Executive Compensation                                                                     19
         Item 12        Security Ownership of Certain Beneficial Owners and Management                             19
         Item 13.       Certain Relationships and Related Transactions                                             19

PART IV
         Item 14.       Exhibits, Financial Statements Schedules and Reports on Form 8-K                           20

SIGNATURES                                                                                                         21

                                     PART I
ITEM 1. BUSINESS
GENERAL

         Merchants and Manufacturers Bancorporation, Inc. (the Corporation), is a registered multi-bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation was organized in 1982, and in 1983 and 1984 acquired all of the outstanding stock of Lincoln State Bank, Milwaukee, Wisconsin and Franklin State Bank, Franklin, Wisconsin, respectively. In 1993, the Corporation acquired all of the outstanding shares of Lincoln Savings Bank, S.A., Milwaukee, Wisconsin in a business combination accounted for as a pooling-of-interests. Lincoln State Bank and Franklin State Bank were chartered as commercial banks under the Wisconsin Banking Statutes, while Lincoln Savings Bank operated as a stock savings bank until 1997. In 1997 Lincoln Savings Bank converted from a Wisconsin stock savings bank to a Wisconsin commercial bank. Upon conversion Lincoln Savings Bank changed its name to Lincoln Community Bank.

         The Corporation operates fourteen banking facilities in Milwaukee and Waukesha counties. In addition to its subsidiary banks (Lincoln State Bank, Franklin State Bank and Lincoln Community Bank), the Corporation owns three non-bank subsidiaries, the Lincoln Neighborhood Redevelopment Corporation, which was organized for the purpose of redeveloping and rejuvenating certain areas located primarily on the near south side of Milwaukee, M&M Services, Inc., which was formed in 1994 to provide operational services to the Corporation's subsidiary banks and Achieve Mortgage Corporation, which was formed in 1997 to act as the Corporation's mortgage broker.

         This report contains various forward-looking statements concerning the Corporation's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words anticipate, believe, estimate, expect, objective and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Corporation's control, that could cause the Corporation's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermidiation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolio.

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

COMPETITION

         The subsidiary banks primarily serve the southern half of Milwaukee County and the southeastern portion of Waukesha County, including suburbs located to the south and west of the City of Milwaukee. There are presently in excess of one hundred other financial institutions in the primary service area that directly compete with Lincoln State Bank, Franklin State Bank and Lincoln Community Bank. In addition to competing with other commercial banks, the subsidiaries compete with savings and loan associations, credit unions, small-loan companies, insurance companies, investment banking firms and large retail companies. The principal methods of competition include interest rates paid on deposits and charged on loans, personal contacts and efforts to obtain deposits and loans, types and quality of services provided and convenience of the locations. Many of the Corporation's competitors are larger and have significantly greater financial resources than the Corporation and its subsidiaries.

EMPLOYEES

         At December 31, 1997, the Corporation and its subsidiaries employed 139 full-time and 51 part-time employees. The Corporation provides a wide range of benefits to employees, including educational activities, and considers its employee relations to be excellent. The Corporation conducts extensive training programs in order to enhance job-related knowledge and skills of its people and to train its employees with a sales-orientated approach to customers. Eligible employees participate in a 401K plan as well as group life and major medical insurance programs.

                        THE BANKS AND OTHER SUBSIDIARIES

         At or for the year ended December 31, 1997, the subsidiary banks (each consolidated with its appropriate subsidiaries; see "Other Subsidiaries") had total assets, total loans, total deposits, stockholder's equity, net income, and return on assets as follows (dollars in thousands):

                                          LINCOLN STATE BANK       LINCOLN COMMUNITY BANK        FRANKLIN STATE BANK
               ---------------------------------------------------------------------------------------------------------
               Total assets                     $ 152,631                   $ 97,602                   $ 43,338
               Total loans                        124,426                     69,756                     35,089
               Total deposits                     140,897                     84,655                     39,764
               Stockholders' equity                11,369                     11,213                      3,274
               Net income                           1,893                      1,349                        448
               Return on average assets              1.38%                      1.33%                      1.21%

LINCOLN STATE BANK

         Lincoln State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1919. It operates full service branch offices in the southeastern Wisconsin communities of Muskego, New Berlin, Brookfield and Pewaukee. In addition it operates six limited hours facilities in Milwaukee County. It is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including checking and savings accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, and such other banking services as are usual and customary for commercial banks. At December 31, 1997, Lincoln State Bank comprised 51.4% of the consolidated assets of the Corporation.

LINCOLN COMMUNITY BANK

         Lincoln Savings Bank was organized as a state chartered mutual savings and loan association under the laws of the State of Wisconsin in 1910. In April 1993, it converted from the mutual to stock form of organization, and all of the shares of stock issued by the converted association were acquired by the Corporation (See Business of the Corporation - General and Recent Acquisition). In 1997 Lincoln Savings Bank, S.A. converted from a Wisconsin stock savings bank to a Wisconsin commercial bank. Its principal office is presently located in Milwaukee, Wisconsin. It also operates a branch office in Milwaukee, Wisconsin. Lincoln Community Bank's principal business consists of attracting deposits from the general public, and investing such funds in securities, including mortgage-backed securities, and mortgage loans, principally to finance the purchase or construction of residential dwellings and, to a lesser extent, to finance the purchase or construction of multi-family properties. Lincoln Community Bank also originates consumer loans and commercial loans. At December 31, 1997, Lincoln Community Bank comprised 32.9% of the consolidated assets of the Corporation.

FRANKLIN STATE BANK

         Franklin State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1982. Its office is located in Franklin, Wisconsin. It is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including checking and savings accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, and such other banking services as are usual and customary for commercial banks. At December 31, 1997, Franklin State Bank comprised 14.6% of the consolidated assets of the Corporation.

LINCOLN NEIGHBORHOOD REDEVELOPMENT CORPORATION

         The Lincoln Neighborhood Redevelopment Corporation (the Redevelopment Corporation) was formed in June of 1988 and is a wholly owned subsidiary of the Corporation. The Redevelopment Corporation was established to redevelop and rejuvenate certain areas located on the south-side of Milwaukee by, among other things, arresting decay and deterioration, working with local businesses to keep commercial areas strong and attractive, pursuing means to preserve and create jobs, encouraging appropriate land-use, involving community residents in economic planning and retaining and attracting businesses. As of December 31, 1997, Lincoln Neighborhood Redevelopment Corporation had assets of $68,000, no liabilities and equity of $68,000.

M&M SERVICES, INC.

         M&M Services was formed in January of 1994 and is a wholly owned subsidiary of the Corporation. M&M Services provides operational activities to the Corporation's subsidiary banks. These activities include: human resources, auditing, marketing, financial analysis, loan document preparation, loan credit analysis and check processing. Prior to 1994 these services were provided by employees of Merchants and Manufacturers Bancorporation.

ACHIEVE MORTGAGE CORPORATION

         Achieve Mortgage Corporation was formed in January of 1997 and is a wholly owned subsidiary of the Corporation. The subsidiary was formed to expand the origination of secondary market real estate mortgages on behalf of the Corporation and the Banks.

OTHER SUBSIDIARIES

         Lincoln State Bank and Lincoln Community Bank each have a wholly owned subsidiary. In 1991 an investment subsidiary known as M&M - Lincoln Investment Corporation was formed to manage the majority of Lincoln State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of mortgage-backed and other investment securities from Lincoln State Bank in exchange for 100% of the stock of the subsidiary. In 1995 an investment subsidiary known as Lincoln Investment Management Corporation was formed to manage the majority of Lincoln Community Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $21 million of mortgage-backed and other investment securities from Lincoln Community Bank in exchange for 100% of the stock of the subsidiary.

SUPERVISION AND REGULATION

         The operations of financial institutions, including bank holding companies, commercial banks and savings banks, are highly regulated, both at federal and state levels. Numerous statutes and regulations affect the businesses of the Corporation and its financial service subsidiaries.

         The Corporation's own activities are regulated by the federal Bank Holding Company Act (the "Act"), which requires each holding company to obtain the prior approval of the Federal Reserve Board (the "Board") before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank or before engaging, directly or indirectly, in certain enumerated activities. While the act, with certain exceptions, previously prohibited the acquisition of banks located in other states, recently enacted legislation now generally authorizes such interstate acquisitions, subject to regulatory approval.

         The Act also prohibits, with certain exceptions acquisition of more than five percent of the voting shares of any company (directly or indirectly) doing business other than banking or performing services for its subsidiaries, without prior approval of the Board. Pursuant to the Act, the Corporation is supervised and regularly examined by the Board.

         Lincoln State Bank, Franklin State Bank and Lincoln Community Bank are subject to extensive regulation and supervision by the Wisconsin Department of Financial Institutions. Because the deposits of all three banks are insured by the Federal Deposit Insurance Corporation (FDIC), they are also subject to supervision by the FDIC. In that connection, the banks must comply with applicable state and federal statutes and a wide range of rules and regulations promulgated by bank regulatory agencies under such statutes. To assure compliance with such laws and to ascertain their safety and soundness, the banks are periodically examined by the FDIC and the Wisconsin Department of Financial Institutions. In addition, the Corporation itself is periodically examined by the Federal Reserve Bank of Chicago. Such supervision and regulation is intended primarily to ensure the safety of deposits accepted by the banks.

ITEM 2. PROPERTIES

         The Corporation's offices are located in a two-story building at 14100 West National Avenue in New Berlin, Wisconsin. The building constructed in 1997, contains 20,000 square feet, of which the majority is used by the Corporation and the remainder leased to a tenant. At this location, the Corporation maintains its corporate operations and personnel.

         The main office of Lincoln State Bank is at 2266 South 13th Street, Milwaukee, Wisconsin. The South 13th Street location consists of a one-story building containing approximately 11,000 square feet. An adjacent building of approximately 750 square feet contains the two walk-up facilities operated by Lincoln State Bank. In addition, there are three drive-up facilities, and the parking lot provides space for 51 cars. One branch of Lincoln State Bank is located in a one-story, 1,700 square foot building at 13500 Janesville Road, Muskego, Wisconsin. The Muskego branch has three drive-up windows and parking facilities for 25 vehicles. Another branch of Lincoln State Bank was opened in May 1990 at 14000 West National Avenue, New Berlin, Wisconsin. The New Berlin branch contains approximately 7,000 square feet and has 4 drive-up facilities, 4 walk-up windows and parking for 27 vehicles. During 1995 Lincoln State Bank opened two other full-service branch locations one located at 17600 West Capitol Drive, Brookfield, Wisconsin and at 585 Ryan Street, Pewaukee, Wisconsin. Both facilities offer drive-up and walk-up facilities along with parking for both customers and employees. In addition, Lincoln State Bank operates customer facilities at Villa St. Francis located at South 20th and Ohio Streets in Milwaukee, at Clement Manor located at South 92nd Street and West Howard Avenue in Milwaukee, at Friendship Village located at North 73rd and West Dean Road in Milwaukee, at Stoney Creek Adult Community in Muskego, at the Milwaukee Protestant Home located on North Downer Avenue in Milwaukee and at Forest Ridge located in Hales Corners, Wisconsin

         Franklin State Bank is located in a three-story building at 7000 South 76th Street in Franklin, Wisconsin. The building contains 21,308 square feet, has five drive-up lanes and three automatic tellers. The parking lot accommodates 165 cars. The building is owned by the Corporation and leases space to Franklin State Bank. Portions of the building that are not used by Franklin State Bank are leased to various tenants.

         Lincoln Community Bank's main office is located at 3131 South 13th Street, Milwaukee, Wisconsin in a one-story building. Lincoln Community Bank also operates a branch facility at 5400 West Forest Home Avenue, Milwaukee, Wisconsin. Lincoln Community Bank owns both facilities. Achieve Mortgage Corporation leases office space at the Forest Home Avenue location.

         M&M Services is located in the New Berlin corporate headquarters. At that location, M&M Services maintains its subsidiary service support facilities and personnel.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Corporation and its subsidiaries are party to legal proceedings arising out of their general lending activities and other operations. However, there are no pending legal proceedings to which the Corporation or its subsidiaries are a party, or to which their property is subject, which, if determined adversely to the Corporation, would individually or in the aggregate have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The stock of the Corporation is not listed on any stock exchange or quoted on the National Association of Securities Dealers Quotation Automated Quotation System. The Corporation's stock has been quoted on "Pink Sheets", an inter-broker quotation medium, since April 1993, and in the Over The Counter Bulletin Board, an electronic quotation service. Robert W. Baird & Co., Incorporated, a regional securities and investment banking firm headquartered in Milwaukee, Wisconsin, acts as a market maker for the Corporation's stock. The Corporation's stock is quoted in the "Other Stocks" section of the Milwaukee Journal/Sentinel. The Corporation's common stock trading symbol is "MMBI."

         Holders of the Corporation's stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors from funds legally available for such payments. The Corporation's ability to pay cash dividends is dependent primarily on the ability of its subsidiaries to pay dividends to the Corporation. The ability of each subsidiary to pay dividends depends on its earnings and financial condition and on compliance with banking statutes and regulations.

         The following table sets forth the quarterly "bid/ask" range for the period indicated.


                                                      Quotation or Price
                     Quarter Ended                   Bid              Ask
                     ------------------------- ---------------- ----------------
                     March 31, 1996                $ 28.00          $ 28.00
                     June 30, 1996                   29.25            29.25
                     September 30, 1996              29.50            29.50
                     December 31, 1996               30.00            30.00

                     MARCH 31, 1997                $ 31.00          $ 32.00
                     JUNE 30, 1997                   32.25            32.25
                     SEPTEMBER 30, 1997              33.25            33.25
                     DECEMBER 31, 1997               46.25            46.75

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes certain historical financial data regarding the Corporation. This information is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Corporation presented elsewhere herein (dollars in thousands, except per share data):

                                                                         At or For the Year Ended December 31,
                                                             --------------------------------------------------------------------
                                                                 1997         1996          1995         1994          1993
                                                                 ----         ----          ----         ----          ----
     SELECTED BALANCE SHEET DATA
     Total assets                                               $ 296,678     $ 267,723    $ 264,247     $ 248,181     $ 239,944
     Loans receivable, net                                        227,178       189,791      163,650       149,925       137,715
     Investment securities held to maturity                             0             0            0         4,326         4,451
     Investment securities available for sale                      12,649        15,499       15,833         9,464        12,097
     Mortgage-related securities available for sale                28,169        27,154       44,251        54,634        52,185
     Deposits                                                     264,669       232,933      233,083       223,446       214,631
     Short-term borrowings                                          1,500         6,850        3,000             0             0
     Stockholders' equity                                          29,496        26,380       26,543        23,573        24,741
     Realized stockholders' equity(3)                              29,477        26,583       26,724        25,512        24,612

     SELECTED INCOME STATEMENT DATA
     Total interest income (taxable-equivalent)(1)              $  21,126     $  19,401   $   18,479    $   16,212    $   15,543
     Total interest expense                                         9,090         8,362        7,921         6,155         6,476
                                                                ----------------------------------------------------------------
           Net interest income                                     12,036        11,039       10,558        10,057         9,067
     Provision for loan losses                                        192           460          132            43           211
                                                                ----------------------------------------------------------------
           Net interest income after provision for
             loan losses                                           11,844        10,579       10,426        10,014         8,856

     Net gain (loss) on security sales                                 78            70           61          (244)           (8)
     Other noninterest income                                       1,578         1,485        1,267         1,185         1,391
                                                                -----------------------------------------------------------------
           Total noninterest income                                 1,656         1,555        1,328           941         1,383
     Noninterest expense                                            9,620        10,021        9,040         8,484         8,268
                                                                ----------------------------------------------------------------
           Income before income taxes                               3,880         2,113        2,714         2,471         1,971
     Income taxes                                                   1,439           730          917           874           651
     Less taxable equivalent adjustment                                32            73           96            73           101
                                                                ----------------------------------------------------------------
           Net income                                           $   2,409     $   1,310    $   1,701     $   1,524     $   1,219
                                                                ================================================================

     PER SHARE DATA
     Net income - basic(2)                                      $    2.75     $    1.50    $    1.91     $    1.71     $    1.37
     Net income - diluted(2)                                    $    2.72     $    1.48    $    1.90     $    1.70     $    1.36
     Cash dividend declared                                     $    0.80     $    0.79    $    0.64     $    0.51     $    0.50
     Book value(2)                                              $   32.64     $   30.50    $   29.80     $   26.48     $   27.82
     Average shares outstanding(2)                                874,562       875,082      889,677       890,655       889,363

     OTHER DATA
     Net interest margin                                            3.95%         3.87%        3.86%         3.93%         3.81%
     Allowance for loan losses to non-accrual loans               299.42%       206.87%      232.92%       189.64%       157.49%
     Nonperforming assets to total assets                           0.24%         0.35%        0.25%         0.35%         0.41%
     Stockholders' equity to total assets(2),                       9.94%         9.85%       10.04%         9.50%        10.31%
     Average stockholders' equity to average assets                 9.77%         9.94%       10.01%         9.87%        10.91%
     Return on assets (ratio of net income to
       average total assets)                                        0.86%         0.50%        0.67%         0.62%         0.51%
     Return on stockholders' equity (ratio of net
       income to average equity)                                    8.82%         5.00%        6.71%         6.27%         4.87%
     Dividend payout ratio                                         29.18%        52.75%       33.45%        29.79%        33.22%
     Facilities:
         Number of full-service offices                                 8             8            8             6             6
         Number of limited services offices                             6             6            6             4             5


(1) Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with the Corporation's historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.
(2) Computed assuming that the 330,625 shares of common stock issued in connection with the April 2, 1993 merger conversion of Lincoln Community Bank were issued and outstanding for all periods presented. No adjustment for the additional income that could have been earned had the net proceeds from the issuance been available for prior periods had been made.
(3) Excludes SFAS 115 mark-to-market equity adjustment.

         The following table sets forth certain unaudited income and expense data on a quarterly basis for the periods indicated (dollars in thousands, except per share data):

                                                        1997                                          1996
                                   ----------------------------------------------------------------------------------------------
                                      3/31        6/30       9/30        12/31      3/31        6/30        9/30        12/31
                                   ----------------------------------------------------------------------------------------------
Interest income
  (taxable-equivalent) (1)              $4,952     $5,173      $5,386      $5,615     $4,696      $4,750      $4,950      $5,005
Interest expense                         2,168      2,201       2,321       2,400      2,024       2,044       2,138       2,156
                                   ---------------------------------------------------------------------------------------------
    Net interest income                  2,784      2,972       3,065       3,215      2,672       2,706       2,812       2,849
Provision for loan losses                   48         48          48          48         36          36         388           0
Noninterest income                         396        390         433         437        368         366         405         416
Noninterest expense                      2,625      2,318       2,343       2,334      2,592       2,183       2,989       2,257
                                   ---------------------------------------------------------------------------------------------
    Income (loss) before taxes             507        996       1,107       1,270        412         853       (160)       1,008
Income taxes (benefit)                     196        366         408         469        133         290        (62)         369
Less taxable equivalent
    Adjustment                               6          6           8          12         22          22          21           8
                                   =============================================================================================
    Net income (loss)                     $305       $624        $691        $789       $257        $541      ($119)        $631
                                   =============================================================================================

Basic earnings (loss) per share          $0.35      $0.72       $0.79       $0.89      $0.29       $0.62     ($0.14)       $0.73
                                   =============================================================================================

Diluted earnings (loss) per share        $0.35      $0.71       $0.78       $0.88      $0.29       $0.61     ($0.14)       $0.72
                                   =============================================================================================

Dividends per share                      $0.20      $0.20       $0.20       $0.20      $0.17       $0.17       $0.20       $0.25
                                   =============================================================================================

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

         The following discussion is intended as a review of significant factors affecting the Corporation's financial condition and results of operations as of and for the period ended December 31, 1997, as well as providing comparisons with previous years. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and the selected financial data presented elsewhere in this report. It should be noted that the financial statements are restated to reflect the April 2, 1993 merger conversion of Lincoln Community Bank S.A. which was accounted for as a pooling-of-interests.

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

         Net interest income on a FTE basis increased to $12.0 million in 1997, compared with $11.0 million in 1996 and $10.6 million in 1995. This increase of $997,000 in net interest income in 1997 was due primarily to an increase in the volume of earning assets in 1997 (a $1.7 million increase). This gain was partially offset by an increase in the volume of interest bearing liabilities (a $777,000 increase).

         The total increase in average earning assets was primarily due to an increase in average loans of $32.0 million. All of the loan growth was internally generated. Interest bearing deposits increased $11.6 million in 1997. The Corporation's entrance into new markets, introduction of new products and its pricing of time deposits were contributing factors to the growth in deposits.

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

                                                                      At or for the Year Ended
                                                                            December 31,
                                --------------------------------  --------------------------------  -------------------------------
                                             1997                              1996                               1995
                                --------------------------------  --------------------------------  -------------------------------
                                 AVERAGE              AVERAGE      Average              Average      Average               Average
                                 BALANCE   INTEREST     RATE       Balance   Interest     Rate       Balance    Interest    Rate
ASSETS
Loans(1),(2)                      $208,807   $17,972      8.61%     $176,790   $15,230      8.61%     $154,696    $13,502     8.73%
Loans exempt from federal
  Income taxes(3)                      683        77     11.27%          753        88     11.69%          825         97    11.76%
Taxable investment
securities(4)                       16,043       967      6.03%       17,260     1,028      5.96%       13,796        800     5.80%
Mortgage-related securities(4)      23,629     1,508      6.38%       38,475     2,407      6.26%       49,031      3,043     6.21%
Investment securities exempt
  From federal income
  taxes(3),(4)                         233        18      7.73%        2,003       126      6.29%        2,643        186     7.04%
Other securities                    11,091       584      5.27%       10,139       522      5.15%       14,812        851     5.75%
                                --------------------              --------------------              ---------------------
Interest earning assets            260,486    21,126      8.11%      245,420    19,401      7.91%      235,803     18,479     7.84%
Non interest earning assets         19,082                            18,238                            17,289
                                ----------                        ----------                        ----------
    Average Assets                $279,568                          $263,658                          $253,092
                                ==========                        ==========                        ==========

LIABILITIES AND STOCKHOLDERS'
    EQUITY
NOW deposits                       $21,466       405      1.89%      $23,011       479      2.08%      $22,451        483     2.15%
Money market deposits                6,448       155      2.40%        6,291       158      2.51%        7,514        187     2.49%
Savings deposits                    61,575     1,327      2.16%       64,345     1,400      2.18%       68,860      1,694     2.46%
Time deposits                      125,600     7,010      5.58%      109,862     6,109      5.56%       96,987      5,345     5.51%
Other borrowings                     3,425       193      5.64%        3,564       216      6.06%        3,432        212     6.18%
                                --------------------              --------------------              ---------------------
Interest bearing liabilities       218,514     9,090      4.16%      207,073     8,362      4.04%      199,244      7,921     3.98%
                                           ---------                         ---------                         ----------
Demand deposits and other non
    Interest bearing                33,745                            30,369                            28,505
    liabilities
Stockholders' equity                27,309                            26,216                            25,343
                                ----------                        ----------                        ----------
    Average Liabilities and
      Stockholders' Equity        $279,568                          $263,658                          $253,092
                                ==========                        ==========                        ==========
Net interest income/spread                   $12,036      3.95%                $11,039      3.87%                 $10,558     3.86%
                                           ===================               ===================               ===================
Net interest earning assets        $41,972                           $38,347                        $36,559
                                ==========                        ==========                        =======
Net yield on interest earning
  Assets                                                  4.62%                             4.50%                             4.48%
                                                     =========                         =========                          ========
Ratio of average
  interest-earning
  Assets to average interest-
  Bearing liabilities                 1.19                              1.19                              1.18
                                ==========                        ==========                        ==========


(1) For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3) Taxable-equivalent adjustments were made using a 34% corporate tax rate or all years presented in calculating interest income and yields.

(4) Includes securities available for sale. Average balances of securities available-for-sale are based on amortized cost.

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


                                                                          For the Year Ended December 31,
                                        --------------------------------------------- ---------------------------------------------
                                                        1997 VS. 1996                               1996 vs. 1995
                                        --------------------------------------------- ---------------------------------------------
                                                    INCREASE/(DECREASE)                           Increase/(Decrease)
                                                           DUE TO                                        Due to
                                        ----------------------------------  TOTAL     ----------------------------------  Total
                                                                 VOLUME    INCREASE                            Volume    Increase
                                          VOLUME      RATE       & RATE   (DECREASE)    Volume      Rate       & Rate   (Decrease)

Interest-Earning Assets:
  Loans receivable(1)                      $2,758        ($14)        ($2)   $2,742      $1,928       ($175)       ($25)    $1,728
  Loans exempt from federal
    Income taxes(2)                            (8)          (3)         0       (11)          (8)         (1)         0         (9)
  Taxable investment securities(3)            (74)          12          1       (61)         201          22          5        228
  Mortgage-related securities(3)             (928)          48        (19)     (899)         (45)        (20)         5        (60)
  Investment securities exempt
    From federal income taxes(2),(3)         (112)          29        (25)      (108)      (655)         24          (5)      (636)
  Other securities                              49          12          1         62       (268)        (88)         27       (329)
                                        --------------------------------------------  --------------------------------------------
    Total interest-earning assets           $1,685         $84       ($44)     1,725     $1,153       ($238)         $7        922
                                        ==================================----------  ==================================----------

Interest-Bearing Liabilities:
  NOW deposits                                ($32)       ($45)        $3       ($74)       $12        ($16)         $0        ($4)
  Money market deposits                          4          (7)         0         (3)       (30)          1           0        (29)
  Savings deposits                             (61)        (13)         1        (73)      (111)       (196)         13       (294)
  Time deposits                                875          23          3        901        710          48           6        764
  Other borrowings                              (9)        (15)         1        (23)         8          (4)          0          4
                                        --------------------------------------------  --------------------------------------------
    Total interest-bearing liabilities        $777        ($57)        $8       $728       $589       ($167)        $19       $441
                                        ==================================----------  ==================================----------
Net change in net interest income                                               $997                                          $481
                                                                          ==========                                    ==========

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

PROVISION FOR LOAN LOSSES

         During 1997, the Corporation made a provision of $192,000 to the allowance for loan losses, as compared to a provision of $460,000 in 1996 and $132,000 in 1995. The 1996 increase did not reflect deteriorating quality in the loan portfolio but primarily reflected an increase in loan volume and an assessment regarding general economic conditions. Loan charge-offs for 1997 decreased by $45,000, over 1996 to $38,000. This compares to charge-offs of $63,000 in 1995. Although management considers the allowance for loan losses to be adequate to provide for potential losses in the loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that the subsidiary banks will not be required to make further and possibly larger additions to their allowance in the future.

NON-INTEREST INCOME

         Non-interest income increased $101,000 in 1997 and $227,000 in 1996. The composition of non-interest income is shown in the following table
(in thousands).

                                                                             For the Year Ended December 31,
                                                                       1997              1996              1995
                                                            ----------------------------------------------------
                Service charges on deposit accounts                  $  746            $  725            $  726
                Service charges on loans                                141               172                75
                Net gain on securities sales                             78                70                61
                Other                                                   691               588               466
                                                            ====================================================
                    Total noninterest income                         $1,656            $1,555            $1,328
                                                            ====================================================

         Service charge income on deposit accounts increased $21,000 in 1997 and decreased $1,000 in 1996. The increase in the charges on eligible accounts caused the increase in 1997 income, while the 1996 decrease can be attributed to the increase in no-charge accounts.

         The Corporation recorded a net gain of $78,000 on the sale of $12.3 million of securities in 1997, $70,000 on the sale of $15.8 million of securities in 1996 and $61,000 on the sale of $13.7 million of securities in 1995. The proceeds from the sale of the investments were used to purchase short term variable rate securities and to meet existing loan demand.

         Service charges on loans decreased $31,000 from $172,000 in 1996 to $141,000 in 1997. The 1997 decline can be attributed directly to the types of new loans generated.

         Other non-interest income increased $103,000 in 1997 and increased $122,000 in 1996. Other non-interest income consists of rents of safe deposit boxes, lock box fees, TYME machine income, lease income and miscellaneous fees.

NON-INTEREST EXPENSE

         Non-interest expense decreased $401,000 (4.0%) for the year ended December 31, 1997, and increased $981,000 (10.9%) for the year ended December 31, 1996. The major components of non-interest expense are shown in the following table (in thousands).

                                                                       For the Year Ended December 31,
                                                                  1997              1996              1995
                                                            ---------------- ----------------- -----------------
                Salaries and employee benefits                       $5,453            $5,223            $4,706
                Bank premises and equipment                           1,412             1,340             1,208
                Data processing fees                                    612               561               540
                SAIF Assessment                                           0               604                 0
                Federal deposit insurance premiums                       75               159               362
                Other                                                 2,068             2,134             2,224
                                                            ===================================================
                    Total noninterest expense                        $9,620           $10,021            $9,040
                                                            ===================================================


         Salaries and employee benefits increased $230,000 in 1997, reflecting additional staff hires, higher benefit costs, changes in personnel and normal pay raises. The 1997 increase in the cost of employee benefits, particularly medical insurance amounted to $71,000. The 4.4% increase in salaries and employee benefits in 1997 compares with the 10.9% increase in 1996.

         Premises and equipment expense increased $72,000 in 1997. The increase was due to the construction of the corporate headquarters located in New Berlin. The 20,000 square foot building was completed in May 1997. The $132,000 increase in 1996 was the result of the opening of two new branch offices of Lincoln State Bank.

         Data processing fees increased $51,000 in 1997 and $21,000 in 1996. The 1997 and 1996 increase was due to increased volume and new services being provided by the service bureau.

         During the third quarter of 1996 Lincoln Community Bank incurred a $604,000 charge from the FDIC which represented its share of the recapitalization of the Savings Association Insurance Fund (SAIF). This charge was set at 0.657% of Lincoln Community Bank's deposit liabilities as of March 31, 1995. Although this charge adversely impacted results of operations, it is expected to provide long-term benefits to the Corporation in the form of lower federal insurance premiums.

         Federal deposit insurance fees represent premiums paid for FDIC insurance on the banks' deposits. The FDIC assesses the banks based on the level of deposits. In 1995 the Bank Insurance Fund (BIF) reached its prescribed capitalization level mandated by Congress as part of FDIC Institutions Improvement Act of 1991. As a result the bank's premium was reduced by $84,000 in 1997 and $203,000 in 1996.

         Other expenses decreased $66,000 in 1997. The decrease was primarily due to a reduction in service charges being paid to the Corporation's corespondent bank and a decrease in the Corporation's annual fee to the Lincoln Neighborhood Redevelopment Corporation. In 1996 other expenses decreased $90,000 because of the continued management of operating expenses.

INCOME TAXES

         The Corporation's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans and interest income on securities in the M&M Lincoln Investment Corporation portfolio and Lincoln Investment Management Corporation for which state taxes are not imposed. The Corporation recorded provisions for income taxes totaling $1.4 million, $730,000 in 1996 and $917,000 in 1995. The 1997 increase was due to the additional taxable income along with a reduction in the balance of tax-exempt securities. The decline in 1996 income taxes is a result of lower taxable income.

NET INCOME

         For the years ended December 31, 1997, 1996 and 1995, the Corporation posted net income of $2.409 million, $1.310 million and $1.701 million, respectively.

LOANS RECEIVABLE

         Net loans receivable increased $37.4 million, or 19.7%, from $189.8 million at December 31, 1996, to $227.2 million at December 31, 1997. Currently, loans receivable consist mainly of mortgages secured by residential properties located in the Corporation's primary market area and commercial loans secured by business assets, real estate, and guarantees. The following table shows the composition of the Corporation's loan portfolio on the dates indicated (in thousands):

                                                                                   At December 31,
                                                   1997            1996             1995              1994           1993
                                               ---------------------------------------------------------------------------------
    First Mortgage:
      Conventional single-family residential      $58,821           $58,358          $57,629           $55,478          $53,006
      Commercial and multifamily residential       78,365            61,707           44,594            42,046           32,197
      Construction and land                        18,191            12,872           12,619             8,254            6,514
                                               ---------------------------------------------------------------------------------
                                                  155,377           132,937          114,842           105,778           91,717
    Commercial business loans                      56,846            45,036           36,605            35,118           39,926
    Consumer and installment loans                 12,220            10,984           10,810             7,377            5,222
    Leases                                          2,311               599                0                 0                0
    Home equity loans                               1,496             1,367            1,695             1,577            1,620
    Other                                           1,081               883            1,326             1,644            1,406
                                               ---------------------------------------------------------------------------------
                                                   73,954            58,869           50,436            45,716           48,174
    Less:
      Undisbursed portion of loan proceeds              0                 0                0                 0              708
      Deferred loan fees                               60                76               95               105              112
      Allowance for loan losses                     2,093             1,939            1,533             1,464            1,356
                                               ---------------------------------------------------------------------------------
                                                 $227,178          $189,791         $163,650          $149,925         $137,715
                                               ================================================================================

         The following table presents information as of December 31, 1997 regarding loan maturities and contractual principal repayments by categories of loans during the periods indicated. Loans with adjustable interest rates are shown maturing in the year of their contractual maturity. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                           AFTER ONE BUT
                                                        WITHIN ONE YEAR     WITHIN FIVE    AFTER FIVE YEARS
                                                                               YEARS                              TOTAL
                                                        ----------------------------------------------------------------------
            COMMERCIAL BUSINESS LOANS                            $34,573          $22,099         $     174         $  56,846
            REAL ESTATE LOANS                                     61,666           55,969            37,742           155,377
                                                        ----------------------------------------------------------------------
                                                                 $96,239          $78,068           $37,916          $212,223
                                                        =====================================================================
            LOANS MATURING AFTER ONE YEAR WITH:
            FIXED INTEREST RATES                                                  $70,407          $  6,892
            VARIABLE INTEREST RATES                                                 7,661            31,024
                                                                          ---------------------------------
                                                                                  $78,068           $37,916
                                                                          =================================


ALLOWANCE FOR LOAN LOSSES

         The Corporation maintains an allowance for loan losses to absorb potential losses in its loan portfolio. Management's determination of the adequacy of the allowance is based on review of specific loans, past loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in the risk factors of the loan portfolio, the allowance is below the level considered to be adequate to absorb future losses, the periodic provision to the allowance is increased. Loans deemed uncollectible are charged off and deducted from the allowance. The allowance for loan losses increased from $1.939 million at December 31, 1996, to $2.093 million at December 31, 1997. Because of the Corporation's relatively low loss experience, this increase was not required to absorb currently known losses but was effected because of growth in loan volume in general, and growth in commercial business loans specifically, and the Corporation's decision to maintain or increase its allowance for loan losses as a percentage of outstanding loans because of growing uncertainty regarding future economic conditions. The ratio of the allowance for loan losses to total loans was 0.91% for 1997 and 1.01% in 1996. Based on the present economic environment and its present analysis of the financial condition of the borrowers, the Corporation considers the present allowance to be appropriate and adequate to cover potential losses inherent in the loan portfolio, however, changes in future economic conditions and in the financial condition of borrowers cannot be predicted at this time. Deterioration in such conditions could result in increases in charge-offs or adversely classified loans and accordingly, in additional provisions for loan losses.

         The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table (dollars in thousands):

                                                                      At or for the Year Ended At December 31,
                                                           1997              1996             1995            1994           1993
                                                ----------------------------------------------------------------------------------
    Balance at beginning of year                         $1,939            $1,533           $1,464          $1,356         $1,119
    Charge-offs:
      Conventional single-family mortgage
        Residential                                           0                70               20               0             46
      Commercial business loans                               4                 5               27               6             46
      Consumer and installment loans                         34                 8               16               6              1
                                                ---------------------------------------------------------------------------------
    Total charge-offs                                        38                83               63              12             93
    Recoveries                                                0               (29)               0             (77)           (20)
                                                ---------------------------------------------------------------------------------
    Net charge-offs (recoveries)                             38                54               63             (65)            73
    Provisions charged to operations                        192               460              132              43            211
    Adjustments to conform pooled companies'
    year-ends                                                 0                 0                0               0             99
                                                ---------------------------------------------------------------------------------
    Balance at end of year                               $2,093            $1,939           $1,533          $1,464         $1,356
                                                =================================================================================
    Ratios:
     Net charge-offs (recoveries) to
       Average loans outstanding                          0.02%             0.03%            0.04%         (0.05)%          0.05%
     Net charge-offs (recoveries) to total
       Allowance                                          1.81%             2.78%            4.11%         (4.44)%          5.38%
     Allowance to year end gross loans
       Outstanding                                        0.91%             1.01%            0.93%           0.97%          0.97%

NON-PERFORMING AND DELINQUENT LOANS

         When in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status and interest previously accrued but unpaid is deducted from interest income. The Corporation does not recognize income on any loans past due 90 days or more. In 1997, $18,000 of additional income on nonaccrual loans would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the year. Additionally in 1997 the Corporation recorded $71,000 of interest income on non-accrual loans that was included in net income for the year. The following table summarizes non-performing assets on the dates indicated (dollars in thousands):

                                                                                   At December 31,
                                                   1997              1996             1995              1994             1993
                                               -------------------------------------------------------------------------------
    Nonaccrual loans:
      Nonaccrual loans                           $  699            $  938           $  658            $  772           $  861
                                               -------------------------------------------------------------------------------
    Total nonaccrual loans                          699               938              658               772              861
    Real estate in judgment                           0                 0                0                24               43
    Other real estate owned                           0                 0                0                73               75
                                               -------------------------------------------------------------------------------
    Total non-performing assets                  $  699            $  938           $  658            $  869           $  979
                                               ===============================================================================
    Ratios:
     Non-accrual loans to total loans             0.30%             0.49%            0.40%             0.51%            0.62%
     Allowance to non-accrual loans             299.42%           206.72%          232.98%           189.64%          157.49%
     Non-performing assets to total assets        0.24%             0.35%            0.25%             0.35%            0.41%

INVESTMENT SECURITIES

         Investment securities at December 31, 1997, are made up of U.S. Treasury and agency securities of $7.801 million, government agency mortgage-backed securities of $26.681 million, SBA certificates of $930,000, state and political subdivision certificates of $814,000, collateralized mortgage obligations of $1.488 million and mutual funds of $3.104 million. Total investment securities equaled $40.818 million. This compares to $42.653 million on December 31, 1996.

         Management determines the appropriate classification of debt securities (including mortgage-related securities) at the time of purchase.
Held-to-maturity securities are stated at amortized cost. See notes one and two to Consolidated Financial Statements for further details.

         Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

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

         The reason for the decrease in investment securities is the increase in demand for funds for lending purposes. Funding for additional loans came primarily from government agency mortgage-backed securities which either matured or prepaid. The following table sets forth the Corporations aggregate amortized cost of investment securities held-to-maturity and the estimated fair value of investment securities available-for-sale at the dates indicated (in thousands):

                                                                                At December 31,
                                                                       1997              1996             1995
                                                            ---------------------------------------------------
                Mutual funds                                       $  3,104          $  3,098         $  3,086
                U.S. Treasury and other U.S.
                  Government securities                               7,801            11,321            8,749
                Small Business Administration
                  Certificates                                          930             1,080            1,257
                State and political subdivision securities              814                 0            2,741
                Collateralized mortgage obligations                   1,488             2,943            3,772
                Government agency mortgage-backed
                  Securities                                         26,681            24,211           40,479
                                                            ---------------------------------------------------
                                                                    $40,818           $42,653          $60,084
                                                            ==================================================

         The maturity distribution (based upon the average life), and weighted average yield of the investment portfolio of the Corporation as of December 31, 1997 are summarized in the following table (dollars in thousands):

                                          WITHIN ONE YEAR        ONE TO FIVE YEARS        FIVE TO TEN YEARS         OVER TEN YEARS
                                      ----------------------------------------------------------------------------------------------
                                                   WEIGHTED                WEIGHTED                 WEIGHTED                WEIGHTED
                                                    AVERAGE                AVERAGE                  AVERAGE                  AVERAGE
                                        AMOUNT       YIELD       AMOUNT      YIELD       AMOUNT       YIELD       AMOUNT       YIELD
                                      ----------------------------------------------------------------------------------------------
MUTUAL FUNDS                          $ 3,104         6.04%      $     -       -%  $     --        --%  $      --     --%
U.S. TREASURY AND OTHER U.S.
  GOVERNMENT SECURITIES                 5,806         5.78         1,995    6.37         --        --          --      --
SMALL BUSINESS ADMINISTRATION
  CERTIFICATES                            930         8.02             -      --         --        --          --      --
STATE AND POLITICAL SUBDIVISION
  CERTIFICATES                             --           --           814    5.25         --        --          --      --
COLLATERALIZED MORTGAGE OBLIGATIONS       356         5.30           638    6.13        494      6.62          --      --
GOVERNMENT AGENCY MORTGAGE-BACKED
  SECURITIES                               --                     10,790    6.24     12,360      6.81       3,531    6.68
                                      ----------------------------------------------------------------------------------------------
                                      $10,196         6.05%      $14,237    6.20%   $12,854      6.80%     $3,531    6.68%
                                      ==============================================================================================

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

         Total deposits increased $31.7 million to $264.669 million on December 31, 1997, from $232.933 million on December 31, 1996. This compares to a $150,000 decrease in 1996. The average increase in time deposits occurred via increases in retail certificates of deposits and retail jumbo certificates of deposits, while the increase in non-interest bearing demand deposits can be attributed to the additional commercial account relationships being established by the Banks. The following table sets forth the average amount of and the average rate paid by the Banks on deposits by deposit category (dollars in thousands):

                                                                                 At December 31,
                                                          1997                         1996                        1995
                                               ------------------------------------------------------------------------------------
                                                    AVERAGE     AVERAGE          Average     Average         Average     Average
                                                     AMOUNT        RATE           Amount        Rate          Amount        Rate
                                               ------------------------------------------------------------------------------------
    Non-interest-bearing demand deposits         $   32,749        0.00%      $   29,362        0.00%     $   27,707        0.00%
    NOW and money market deposits                    27,914        2.01           29,302        2.17          29,965        2.24
    Savings deposits                                 61,575        2.16           64,345        2.18          68,860        2.47
    Time deposits                                   125,600        5.58          109,862        5.51          96,987        5.51
                                               ------------------------------------------------------------------------------------
       Total                                     $  247,838        3.59%       $ 232,871        3.46%      $ 222,519        3.46%
                                               ====================================================================================

         Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 1997, are summarized as follows (in thousands):

               3 MONTHS OR LESS                                $  21,799
               OVER 3 THROUGH 6 MONTHS                             3,378
               OVER 6 THROUGH 12 MONTHS                            2,286
               OVER 12 MONTHS                                      1,064
                                                               ---------
                  TOTAL                                        $  28,527
                                                               =========

CAPITAL RESOURCES AND ADEQUACY

         Stockholders' equity increased from $26.380 million at December 31, 1996 to $29.496 million at December 31, 1997. The $2.409 million increase from net earnings retention was supplemented by the net sale of 32,585 shares of treasury stock and offset by the payment of $703,000 in cash dividends to shareholders.

         Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percent of total assets and total capital as a percent of risk-based assets. The minimum core capital requirement ranges from 3% to 5% of total assets, depending upon the Federal Reserve Board's determination of the financial institution's strength. Similar capital guidelines are also established for the individual banking subsidiaries of the Corporation. Most financial institutions are required to meet a minimum core capital requirement of 4% or more of total assets. The regulations assign risk weightings to assets and off-balance sheet items and require minimum risk-based capital ratios. Bank holding companies generally are required to have total capital equal to not less than 8% of risk weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. As of December 31, 1997, the Corporation had a core-capital to total assets ratio of 9.94%, and Lincoln State Bank, Franklin State Bank and Lincoln Community Bank had risk-based capital ratios of 11.52%, 13.43% and 18.61%, respectively. These ratios are well above the 1997 minimum requirements established by regulatory agencies.

         For a summary of the Banks' regulatory capital ratios at December 31, 1997, please see Note seven to Consolidated Financial Statements.

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

         The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities and financing activities. These activities are summarized below (dollars in thousands):

                                                                                     Year Ended December 31,
                                                                                1997             1996              1995
                                                                    ---------------------------------------------------
                Cash and cash equivalents at beginning of period             $22,272          $28,447           $17,694
                Operating Activities:
                  Net income                                                   2,409            1,310             1,701
                  Adjustments to reconcile net income to net cash
                      provided by operating activities                           661            1,074             1,065
                                                                    ---------------------------------------------------
                  Net cash provided by operating activities                    3,070            2,384             2,766
                Net cash used by investing activities                        (36,967)         (10,511)           (4,426)
                Net cash provided by financing activities                     26,983            1,952            12,413
                                                                    ---------------------------------------------------
                Increase (decrease) in cash equivalents                       (6,914)          (6,175)           10,753
                                                                    ---------------------------------------------------
                    Cash and cash equivalents at end of period               $15,358          $22,272           $28,447
                                                                    ===================================================

         Net cash was provided by operating activities during the year ended December 31, 1997, 1996 and 1995 primarily as a result of normal ongoing business operations. The non-cash items, such as the provisions for loan losses and depreciation and the net amortization of premiums, also contributed to net cash provided by operating activities during these periods.

         Liquidity is also necessary at the parent company level. The parent company's primary source of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $1.9 million, $1.9 million and $1.2 million for the years ended December 31, 1997, 1996 and 1995 respectively, and will continue to be the parent's main source of long-term liquidity. The dividends from the Banks were sufficient to pay cash dividends to the Corporation's shareholders of $703,000, $691,000 and $569,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the parent company had a $2.0 million line of credit with an unaffiliated bank, which had no outstanding balance.

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

         The following table shows the interest rate sensitivity gap for four different time intervals as of December 31, 1997. Assumptions regarding prepayment and withdrawal rates are based upon the Corporation's historical experience, and management believes such assumptions are reasonable.

                                                                       AMOUNT MATURING OR REPRICING
                                                ---------------------------------------------------------------------------
                                                    WITHIN     SIX TO TWELVE   ONE TO FIVE        OVER
                                                  SIX MONTHS       MONTHS         YEARS        FIVE YEARS       TOTAL
                                                --------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
    INTEREST-EARNING ASSETS:
    FIXED-RATE MORTGAGE LOANS                          $34,297        $18,614        $50,566         $6,885      $110,362
    ADJUSTABLE-RATE MORTGAGE LOANS                      15,340         11,897         17,670            234        45,141
                                                   ----------------------------------------------------------------------
          TOTAL MORTGAGE LOANS                          49,637         30,511         68,236          7,119       155,503
    COMMERCIAL BUSINESS LOANS                           31,223          5,669         21,979            496        59,367
    CONSUMER LOANS                                       7,744          1,956          3,921            105        13,726
    TAX-EXEMPT LOANS                                       675              0              0              0           675
    MORTGAGE-RELATED SECURITIES                         14,069              0          6,368          7,733        28,170
    FIXED RATE INVESTMENT SECURITIES AND OTHER           3,503          2,302          2,809              0         8,614
    VARIABLE RATE INVESTMENT SECURITIES AND OTHER        8,699          1,050              0              0         9,749
                                                   ----------------------------------------------------------------------
          TOTAL INTEREST-EARNING ASSETS               $115,550        $41,488       $103,313        $15,453      $275,804
                                                   ======================================================================

    INTEREST-BEARING LIABILITIES:
    DEPOSITS
      TIME DEPOSITS                                    $96,225        $27,886        $14,410             $4      $138,525
      NOW ACCOUNTS                                       1,208          1,208         12,083          5,638        20,137
      SAVINGS ACCOUNTS                                   3,502          3,502         35,021         16,152        58,177
      MONEY MARKET ACCOUNTS                                494            494          4,941          2,496         8,425
      ADVANCE PAYMENTS FOR TAXES AND INSURANCE             179              0              0              0           179
      BORROWINGS                                         1,500              0              0              0         6,850
                                                   ----------------------------------------------------------------------
        TOTAL INTEREST-BEARING LIABILITIES            $103,108        $33,090        $66,455        $24,290      $226,943
                                                   ======================================================================
    INTEREST-EARNING ASSETS LESS
    INTEREST-BEARING
      LIABILITIES                                      $12,442         $8,398        $36,858       ($8,837)       $48,861
                                                   ======================================================================
    CUMULATIVE INTEREST RATE SENSITIVITY GAP           $12,442        $20,840        $57,698        $48,861
                                                   ========================================================
    CUMULATIVE INTEREST RATE SENSITIVITY GAP
    AS A PERCENTAGE OF TOTAL ASSETS                       4.19%          7.02%         19.45%         16.47%
                                                   ========================================================

         At December 31, 1997, the Corporation's cumulative ratio of interest-rate sensitive assets to interest-rate sensitive liabilities was 4.19% for six months and 7.02% for one year maturities. Therefore the Corporation is positively gapped and may benefit from rising interest rates.

         Certain shortcomings are inherent in the method of analysis presented in the table above. For example, although certain assets and liabilities have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short term basis over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the schedule. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

YEAR 2000 PREPAREDNESS

         Preparedness for the year 2000 date change with respect to computer systems is recognized as a serious issue throughout the banking industry. The Year 2000 computer problem results from the design of many computer operating systems now in use. The internal logic of these systems expresses the year in two digits rather than four and assumes the first two digits are always 19 (.e.g., it uses "97" to express the year 1997). At the end of the century these systems will revert to the year 1900 or to a previous date specified in the system logic, such as the year 1980.

         The Corporation is in the midst of a project to determine the impact of potential year 2000 problems on the Corporations computer systems. In most major applications the Corporation utilizes a third party service bureau. We have been kept apprised of their efforts which appear to be sufficient to ensure that software used by the Corporation will adequately address operational and regulatory concerns. The Corporation also is currently analyzing and assembling a list of both its internally developed and purchased software that utilize embedded date codes which may experience operational problems when the year 2000 is reached. The Corporation plans to make modifications to the identified software in 1998 and test the changes in 1999. The cost of the year 2000 compliance efforts is not expected to have a material effect to the financial position or the results of the Corporation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Corporation utilizes no derivatives to mitigate its credit risk, relying instead on loan review and an adequate loan loss reserve (see Management's Discussion and Analysis of Financial Condition and Results of Operation).

         Interest rate risk is the risk of loss of net interest income due to changes in interest rates. This risk is addressed by the Corporation's Asset Liability Management Committee ("ALCO"), which includes senior management representatives. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in net interest income under various interest rate scenarios. The ALCO attempts to manage various components of the Corporation's balance sheet to minimize the impact of sudden and sustained changes in interest rate on net interest income.

         The Corporation's exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Corporation's change in net interest income in the event of hypothetical changes in interest rates and interest liabilities. If potential changes to net interest income resulting from hypothetical interest rate swings are not within the limits established by the ALCO, the asset and liability mix may be adjusted to bring interest rate risk within approved limits.

         In order to reduce the exposure to interest rate fluctuations, the Corporation has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. One strategy used is focusing its residential lending on adjustable rate mortgages, which generally reprice within one to three years. Another strategy used is concentrating its non-residential lending on adjustable or floating rate and/or short-term loans. The Corporation has also focused its investment activities on short and medium-term securities, while attempting to maintain and increase its savings account and transaction deposit accounts, which are considered to be relatively resistant to changes in interest rates.

         Along with the analysis of the interest rate sensitivity gap, determining the sensitivity of future earnings to a hypothetical +/- 200 basis parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to measure the interest rate sensitivity gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12 month period is compared to the pretax income calculated using flat rates. This difference represents the Corporation's earning sensitivity to a +/- 200 basis point parallel rate shock. The table below illustrates these amounts as of December 31, 1997.

                                                 ESTIMATED
                                          1998 PRETAX NET INTEREST
                                                   INCOME                                        PERCENT CHANGE IN NET
            CHANGE IN INTEREST RATES       (DOLLARS IN THOUSANDS)          ACTUAL CHANGE            INTEREST INCOME
            ---------------------------- --------------------------- -------------------------- -------------------------
            200 BASIS POINT RISE                  $12,995                      $199                      1.56%
            150 BASIS POINT RISE                   12,937                       141                      1.10%
            100 BASIS POINT RISE                   12,888                        92                      0.72%
            50 BASIS POINT RISE                    12,838                        42                      0.33%
            BASE SCENARIO                          12,796                         0                      0.00%
            50 BASIS POINT DECLINE                 12,752                       (44)                    (0.34%)
            100 BASIS POINT DECLINE                12,715                       (81)                    (0.63%)
            150 BASIS POINT DECLINE                12,670                      (126)                    (0.98%)
            200 BASIS POINT DECLINE                12,616                      (180)                    (1.41%)

         These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition for impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances are included within the simulation process. This action would include, but would no be limited to, adjustments to the repricing characteristics of any on or off balance sheet item with regard to short-term rate projections and current market value assessments.

         Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environment. This technique involves determining the present value of all contractual asset liability cash flows (adjusted for prepayments) based on predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 200 basis points from flat rates to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 1.0% of the market value of the Corporation as of December 31, 1997.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The consolidated statements of financial condition of the Corporation and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, along with the related notes to the consolidated financial statements and the report of Ernst & Young LLP, independent auditors are attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 26, 1998, which ever comes first. ITEM

11. EXECUTIVE COMPENSATION

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 26, 1998, which ever comes first.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 26, 1998, which ever comes first.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 26, 1998, which ever comes first.

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

                     Report of Independent Auditors

                     Consolidated Statements of Financial Position as of December 31, 1997 and 1996

                     Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995

                     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

                     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

                             MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.


                             By:   /s/ Michael J. Murry
                                ----------------------------------
                                       Michael J. Murry
                                       Chairman of the Board of Directors
                                       Director

                             Date:  March 27, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       PRINCIPAL EXECUTIVE OFFICERS

       /s/ James F. Bomberg               President & Chief Executive Officer          March 27, 1998
       ----------------------------------
       James F. Bomberg

       /s/ James C. Mroczkowski           Vice President & Chief Financial Officer     March 27, 1998
       ----------------------------------
       James C. Mroczkowski

       DIRECTORS

       /s/ Michael J. Murry               Director                                     March 27, 1998
       ----------------------------------
       Michael J. Murry

       /s/ James F. Bomberg               Director                                     March 27, 1998
       ----------------------------------
       James F. Bomberg

       /s/ Leonard Helminiak              Director                                     March 27, 1998
       ----------------------------------
       Leonard Helminiak

       /s/ Thomas F. Gapinski             Director                                     March 27, 1998
       ----------------------------------
       Thomas F. Gapinski

       /s/ Nicholas S. Logarakis          Director                                     March 27, 1998
       ----------------------------------
       Nicholas S. Logarakis

       /s/ Thomas J. Kozina               Director                                     March 27, 1998
       ----------------------------------
       Thomas J. Kozina

       /s/ Conrad C. Kaminski             Director                                     March 27, 1998
       ----------------------------------
       Conrad C. Kaminski

       /s/ David A. Kaczynski             Director                                     March 27, 1998
       ----------------------------------
       David A. Kaczynski

       /s/ Jack P. Schwellinger           Director                                     March 27, 1998
       ----------------------------------
       Jack P. Schwellinger



       /s/ Keith C. Winters               Director                                     March 27, 1998
       ----------------------------------
       Keith C. Winters

       /s/ Duane P. Cherek                Director                                     March 27, 1998
       ----------------------------------
       Duane P. Cherek

       /s/ James A. Sass                  Director                                     March 27, 1998
       ----------------------------------
       James A. Sass

       /s/ John M. Krawczyk               Director                                     March 27, 1998
       ----------------------------------
       John M. Krawczyk

       /s/ Robert V. Donaj                Director                                     March 27, 1998
       ----------------------------------
       Robert V. Donaj

       /s/ Longin C. Prazynski            Director                                     March 27, 1998
       ----------------------------------
       Longin C. Prazynski

       /s/ Gervase Rose                   Director                                     March 27, 1998
       ----------------------------------
       Gervase Rose

       /s/ J. Michael Bartels             Director                                     March 27, 1998
       ----------------------------------
       J. Michael Bartels

       /s/ Casimir S. Janiszewski         Director                                     March 27, 1998
       ----------------------------------
       Casimir S. Janiszewski

                           Merchants and Manufacturers
                      Bancorporation, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 1997 and 1996




                                    CONTENTS

Report of Independent Auditors ..........................................................................1

Consolidated Financial Statements

Consolidated Statements of Financial Condition ..........................................................2
Consolidated Statements of Income .......................................................................3
Consolidated Statements of Stockholders' Equity .........................................................4
Consolidated Statements of Cash Flows ...................................................................5
Notes to Consolidated Financial Statements ..............................................................7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Merchants and Manufacturers Bancorporation, Inc. and subsidiaries

We have audited the accompanying consolidated statements of financial condition of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


February 13, 1998
Milwaukee, Wisconsin

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                 Consolidated Statements of Financial Condition


                                                                              DECEMBER 31
                                                                           1997          1996
                                                                       --------------------------
                                                                             (In thousands)
ASSETS
Cash and due from banks                                                 $  10,694    $   9,247
Interest-bearing deposits at other banks                                      821        9,667
Federal funds sold                                                          3,843        3,358
                                                                        ----------------------

Cash and cash equivalents                                                  15,358       22,272
Securities available-for-sale at fair value:
   Investment securities                                                   12,649       15,499
   Mortgage-related securities                                             28,169       27,154
Loans receivable                                                          227,178      189,791
Accrued interest receivable                                                 1,553        1,470
Federal Home Loan Bank stock                                                1,050        1,118
Premises and equipment                                                      8,891        7,800
Other assets                                                                1,830        2,619
                                                                        ----------------------
Total assets                                                            $ 296,678    $ 267,723
                                                                        ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                             $ 264,669    $ 232,933
   Borrowings                                                               1,500        6,850
   Accrued interest payable                                                   332          395
   Advance payments by borrowers for taxes and insurance                      179           67
   Other liabilities                                                          502        1,098
                                                                        ----------------------
Total liabilities                                                         267,182      241,343

Stockholders' equity:
   Common stock $1.00 par value; 1,500,000 shares authorized;
     shares issued: 903,970--1997; 897,812--1996; shares outstanding:
     903,710--1997; 864,967--1996                                             904          898
   Additional paid-in capital                                              11,008       10,759
   Net unrealized gain (loss) on securities available-for-sale                 19         (203)
   Retained earnings                                                       17,574       15,868
   Treasury stock, at cost (260 shares--1997; 32,845 shares--1996)             (9)        (942)
                                                                        ----------------------
Total stockholders' equity                                                 29,496       26,380
                                                                        ----------------------
Total liabilities and stockholders' equity                              $ 296,678    $ 267,723
                                                                        ======================

See accompanying notes.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                       YEAR ENDED DECEMBER 31
                                                    1997       1996        1995
                                       ------------------------------------------------------
                                               (In thousands, except per share amounts)
Interest income:
   Loans, including fees                           $18,023    $15,288    $13,566
   Investment securities:
     Taxable                                           967      1,028        800
     Exempt from federal income taxes                   12         83        123
   Mortgage-related securities                       1,508      2,407      3,043
   Other                                               584        522        851
                                                   -----------------------------
Total interest income                               21,094     19,328     18,383

Interest expense:
   Deposits                                          8,896      8,146      7,709
   Borrowings                                          194        216        212
                                                   -----------------------------
Total interest expense                               9,090      8,362      7,921

Net interest income                                 12,004     10,966     10,462
Provision for loan losses                              192        460        132
                                                   -----------------------------
Net interest income after provision for
   loan losses                                      11,812     10,506     10,330

Noninterest income:
   Service charges on deposits                         746        725        726
   Service charges on loans                            141        172         75
   Net gain on securities sales                         78         70         61
   Other                                               691        588        466
                                                   -----------------------------
                                                     1,656      1,555      1,328
Noninterest expenses:
   Salaries and employee benefits                    5,453      5,223      4,706
   Premises and equipment                            1,412      1,340      1,208
   Data processing fees                                612        561        540
   SAIF special assessment                            --          604       --
   Federal deposit insurance premiums                   75        159        362
   Other                                             2,068      2,134      2,224
                                                   -----------------------------
                                                     9,620     10,021      9,040
                                                   -----------------------------
Income before income taxes                           3,848      2,040      2,618
Income taxes                                         1,439        730        917
                                                   -----------------------------
Net income                                         $ 2,409    $ 1,310    $ 1,701
                                                   =============================
Basic earnings per share                           $  2.75    $  1.50    $  1.91
                                                   =============================
Diluted earnings per share                         $  2.72    $  1.48    $  1.90
                                                   =============================
Dividends per share                                $   .80    $   .79    $   .64
                                                   =============================

See accompanying notes.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity



                                                                         Unrealized
                                                                        Gain (Loss)
                                                           Additional  on Securities
                                                 Common     Paid-in      Available-    Retained   Treasury
                                                  Stock     Capital       for Sale     Earnings    Stock      Total
                                               ---------------------------------------------------------------------
                                                               (In thousands, except per share amounts)
Balance at December 31, 1994                       $894     $10,660      $(1,939)   $14,117     $ (159)    $23,573
   Comprehensive income:
     Net income                                       -           -            -      1,701          -       1,701
     Other comprehensive income -
       Change in unrealized gain on
         securities available-for-sale, net
         of deferred income taxes of $1,118           -           -        1,758          -          -       1,758
                                               ---------------------------------------------------------------------
   Total comprehensive income                         -           -        1,758      1,701          -       3,459
   Sale of 3,939 shares of common stock in
     connection with dividend reinvestment            4          96            -          -          -         100
     program
   Sale of 5,934 shares of treasury stock             -           3            -          -        155         158
   Purchase of 6,647 shares of treasury stock         -           -            -          -       (178)       (178)
   Cash dividends declared - $.64 per share           -           -            -       (569)         -        (569)
                                               ---------------------------------------------------------------------
Balance at December 31, 1995                        898      10,759         (181)    15,249       (182)     26,543
   Comprehensive income:
     Net income                                       -           -            -      1,310          -       1,310
     Other comprehensive income -
       Change in unrealized loss on
         securities available-for-sale, net
         of deferred income taxes of $7               -           -          (22)         -          -         (22)
                                               ---------------------------------------------------------------------
   Total comprehensive income                         -           -          (22)     1,310          -       1,288
   Sale of 6,240 shares of treasury stock             -           -            -          -        186         186
   Purchase of 32,072 shares of treasury stock        -           -            -          -       (946)       (946)
   Cash dividends declared - $.79 per share           -           -            -       (691)         -        (691)
                                               ---------------------------------------------------------------------
Balance at December 31, 1996                        898      10,759         (203)    15,868       (942)     26,380
   Comprehensive income:
     Net income                                       -           -            -      2,409          -       2,409
     Other comprehensive income -
       Change in unrealized loss on
         securities available-for-sale,
         net of deferred income taxes of              -           -          222          -          -         222
         $118
                                               ---------------------------------------------------------------------
   Total comprehensive income                         -           -          222      2,409          -       2,631
   Sale of 3,157 shares of common stock in
     connection with dividend reinvestment
     program                                          3         120            -          -          -         123
   Sale of 40,766 shares of treasury stock            -          72            -          -      1,184       1,256
   Purchase of 8,181 shares of treasury stock         -           -            -          -       (251)       (251)
   Cash dividends declared--$.80 per share            -           -            -       (703)         -        (703)
   Exercise of stock options                          3          57            -          -          -          60
                                               =====================================================================
Balance at December 31, 1997                       $904     $11,008      $    19    $17,574     $   (9)    $29,496
                                               =====================================================================


See accompanying notes.
                                                                               4

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                            YEAR ENDED DECEMBER 31
                                                                       1997          1996         1995
                                                                   -----------------------------------------
                                                                                  (In thousands)
OPERATING ACTIVITIES
Net income                                                           $   2,409    $   1,310      $  1,701
Adjustments to reconcile net income to cash provided by
   operating activities:
     Provision for loan losses                                             192          460           132
     Provision for depreciation                                            511          484           405
     Net amortization of investment securities premiums
       and discounts                                                       112          287           339
     Net realized gains on investment securities                           (78)         (70)          (61)
     Decrease (increase) in accrued interest receivable                    (83)          62          (185)
     Increase (decrease) in accrued interest payable                       (63)        (180)          241
     Other                                                                  70           31           194
                                                                     ------------------------------------
Net cash provided by operating activities                                3,070        2,384         2,766

INVESTING ACTIVITIES
Proceeds from redemption and maturities of investment
   securities held to maturity                                               -            -         2,525
Purchases of investment securities held to maturity                          -            -          (992)
Purchases of securities available-for-sale                             (20,733)     (12,718)      (15,264)
Proceeds from sales of securities available-for-sale                    12,308       15,848        13,724
Proceeds from redemption and maturities of securities
   available-for-sale                                                   10,566       14,054        10,977
Net increase in loans                                                  (37,627)     (26,700)      (14,012)
Purchases of premises and equipment                                     (1,602)        (679)       (1,852)
Proceeds from sales of real estate                                          53          100           496
Redemption (purchases) of Federal Home Loan Bank stock                      68         (416)          (28)
                                                                     ------------------------------------
Net cash used in investing activities                                  (36,967)     (10,511)       (4,426)

                                                                     (continued)

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                                                                       YEAR ENDED DECEMBER 31
                                                                    1997         1996         1995
                                                                ----------------------------------------
                                                                        (In thousands)
FINANCING ACTIVITIES
Net increase (decrease) in deposits                              $ 31,736    $   (150)   $  9,637
Net (decrease) increase in borrowings                              (5,350)      3,850       3,000
Increase (decrease) in advance payments by borrowers for taxes
   and insurance                                                      112        (297)        265
Payments of cash dividends to stockholders                           (703)       (691)       (569)
Purchase of treasury stock                                           (251)       (946)       (178)
Proceeds from the sale of treasury stock                            1,256         186         158
Proceeds from issuing additional common stock                          60          --          --
Proceeds from dividend reinvestment plan                              123          --         100
                                                                 --------------------------------
Net cash provided by financing activities                          26,983       1,952      12,413
                                                                 --------------------------------


Increase (decrease) in cash and cash equivalents                   (6,914)     (6,175)     10,753
Cash and cash equivalents at beginning of year                     22,272      28,447      17,694
                                                                 --------------------------------

Cash and cash equivalents at end of year                         $ 15,358    $ 22,272    $ 28,447
                                                                 ================================


Supplemental cash flow information and non-cash transactions:
     Interest paid                                               $  9,169    $  8,521    $  7,680
     Income taxes paid                                              1,232         759         839
     Investment securities transferred to available-for-sale
       portfolio (at amortized cost)                                   --          --       2,800

See accompanying notes.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                (Dollars in thousands, except per share amounts)



1. ACCOUNTING POLICIES

BUSINESS

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries (the Corporation) provides a full range of personal and commercial financial services to customers through its subsidiaries. The Corporation and its subsidiaries are subject to competition from other financial institutions. They are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Corporation, its wholly owned subsidiaries, Lincoln State Bank (Lincoln), Franklin State Bank (Franklin) and Lincoln Community Bank (Lincoln Community)--collectively, "the Banks," M&M Services, which provides management services for the Banks, Achieve Mortgage Corporation, a wholly owned subsidiary of Lincoln Community, which provides mortgage banking services for the Banks and Lincoln's wholly owned subsidiary, Lincoln Investment Corp., and Lincoln Community's wholly owned subsidiary, Lincoln Investment Management Corporation, which manage an investment portfolio for the Banks. All significant intercompany accounts and transactions have been eliminated.

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

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

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

INTEREST AND FEES ON LOANS

Interest on loans is recorded as income when earned. Loans are placed on non-accrual status, generally recognizing interest as income when received, when in the opinion of management, the collectibility of principal or interest becomes doubtful.

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

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

The Corporation had no impaired loans in 1997 or 1996.

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

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of premises and equipment is depreciated, using the straight-line or double-declining-balance methods, over the estimated useful lives of the assets (five to thirty-two years).

EARNINGS PER SHARE INFORMATION

Earnings per share of common stock have been computed based on the weighted average number of common stock and common stock equivalents, if dilutive, outstanding during each year. The resulting number of shares used in computing basic earnings per share is 874,562, 875,082 and 889,677 for the years ended December 31, 1997, 1996 and 1995, respectively. The number of shares used in computing diluted earnings per share is 884,499, 882,305, and 894,940, for the years ended December 31, 1997, 1996 and 1995, respectively.

ACCOUNTING CHANGES

The Company adopted Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as of January 1, 1997, which provides new accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities in 1997. The Company was not significantly impacted by the adoption of Statement No. 125.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

In 1997, the Company adopted Statement No. 130, "Reporting Comprehensive Income," which establishes new rules for reporting and display of comprehensive income and its components in the consolidated financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported with prominence in the financial statements. Application of Statement No. 130 does not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

PENDING ACCOUNTING CHANGE

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will not have a material impact on the financial statements. SFAS No. 131 will become effective in 1998.

RECLASSIFICATIONS

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of securities:

                                                                   Gross         Gross
                                                    Amortized    Unrealized    Unrealized
                                                      Cost         Gains         Losses      Fair Value
                                                  --------------------------------------------------------
At December 31, 1997
   Mutual funds                                       $ 3,173        $  -           $ 69       $ 3,104
   U.S. treasury and other U.S. government
     securities                                         7,789          29             17         7,801
   Small Business Administration certificates             886          44              -           930
   State and political subdivision certificates           800          14              -           814
   Collateralized mortgage obligations                  1,498           3             13         1,488
   Government agency mortgage-backed securities        26,644         117             80        26,681
                                                  --------------------------------------------------------
                                                      $40,790        $207           $179       $40,818
                                                  ========================================================
At December 31, 1996
   Mutual funds                                       $ 3,173        $  -           $ 75       $ 3,098
   U.S. treasury and other U.S. government
     securities                                        11,404          16             99        11,321
   Small Business Administration certificates           1,047          36              3         1,080
   Collateralized mortgage obligations                  2,962           3             22         2,943
   Government agency mortgage-backed securities        24,380          46            215        24,211
                                                  --------------------------------------------------------
                                                      $42,966        $101           $414       $42,653
                                                  ========================================================

Securities carried at $1,100 at December 31, 1997 were pledged principally to secure liabilities to the Federal Reserve Bank.

The amortized cost and market value of securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES (CONTINUED)

                                         Amortized
                                          Cost       Fair Value
                                         ----------------------
Due in one year or less                  $ 1,298       $ 1,301
Due after one year through five years      7,291         7,314
Due after five years through ten years       335           348
Due after ten years                          551           582
Mutual funds                               3,173         3,104
Mortgage-related securities               28,142        28,169
                                         ---------------------
                                         $40,790       $40,818
                                         =====================

Proceeds from sales of securities available-for-sale during the years ended December 31, 1997, 1996 and 1995, were $12,308, $15,848 and $13,724, respectively. Gross gains of $83, $87 and $65 were recorded on those sales for the years ended December 31, 1997, 1996 and 1995, respectively. Gross losses of $5, $17 and $4 were also recorded in the years ended December 31, 1997, 1996 and 1995, respectively.

3. LOANS RECEIVABLE

Loans receivable consist of the following:

                                                       DECEMBER 31
                                                1997                 1996
                                            ----------------------------------
First mortgage:
   Conventional single-family residential   $ 58,821             $ 58,358
   Commercial and multifamily residential     78,365               61,707
   Construction                               18,191               12,872
                                            -----------------------------
                                             155,377              132,937

Commercial business loans                     56,846               45,036
Consumer and installment loans                12,220               10,984
Leases                                         2,311                  599
Home equity loans                              1,496                1,367
Other                                          1,081                  883
                                            -----------------------------
                                              73,954               58,869
Less:
   Deferred loan fees                             60                   76
   Allowance for loan losses                   2,093                1,939
                                            -----------------------------
                                            $227,178             $189,791
                                            =============================

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

3. LOANS RECEIVABLE (CONTINUED)

Transactions in the allowance for loan losses are summarized as follows:

                                          YEAR ENDED DECEMBER 31
                                         1997      1996      1995
                                      -----------------------------
Balance at beginning of year          $ 1,939    $ 1,533    $ 1,464
   Provisions charged to operations       192        460        132
   Recoveries                              --         29         --
   Charge-offs                            (38)       (83)       (63)
                                      -----------------------------
Balance at end of year                $ 2,093    $ 1,939    $ 1,533
                                      =============================

Total nonaccrual loans were $498 and $937 at December 31, 1997 and 1996, respectively.

4. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                         DECEMBER 31
                                       1997        1996
                                    --------------------
Land                                $  2,353    $  2,248
Office buildings and improvements      7,858       6,646
Furniture and equipment                3,807       3,566
                                    --------------------
                                      14,018      12,460
Less accumulated depreciation         (5,127)     (4,660)
                                    --------------------
                                    $  8,891    $  7,800
                                    ====================

5. DEPOSITS

Deposits consist of the following:

                                                            DECEMBER 31
                                                           1997     1996
                                                        -------------------
Negotiable Order of Withdrawal accounts:
   Noninterest-bearing                                  $ 39,405   $ 32,095
   Interest-bearing                                       20,137     19,793
Passbook accounts                                         58,177     59,569
Savings deposits and money market investment accounts      8,425      7,500
Time deposits and certificate accounts                   138,525    113,976
                                                        -------------------
                                                        $264,669   $232,933
                                                        ===================

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

5. DEPOSITS (CONTINUED)

The scheduled maturities of time deposits and certificate accounts at December 31, 1997 are as follows:

        Maturities during the year ending December 31:
        ----------------------------------------------

                             1998                           $124,112
                             1999                              8,032
                             2000                              2,279
                             2001                              2,334
                             2002                              1,764
                       Thereafter                                  4
                                                            --------
                                                            $138,525
                                                            ========

At December 31, 1997 and 1996, time deposits and certificate accounts with balances greater than $100 amounted to $28,527 and $15,313, respectively.

6. BORROWINGS

At December 31, 1997 and 1996, the Banks have overnight federal funds purchased of $1,500 and $3,850, respectively, which bear interest at 6.00% and 7.75%, respectively.

Lincoln Community also had an advance of $3,000 from the Federal Home Loan Bank at December 31, 1996. The advance matured in July 1997. There are no advances outstanding from the Federal Home Loan Bank at December 31, 1997.

Lincoln Community is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the Federal Home Loan Bank as collateral. In addition, these advances are collateralized by Federal Home Loan Bank stock.

At December 31, 1997 and 1996, the Corporation had an unused line of credit with an unaffiliated bank with a total available balance of $2,000. The line bears interest at the lender's prime rate (8.50% at December 31, 1997), is collateralized by 100% of the capital stock of Franklin State Bank, and matures April 13, 1998.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized Lincoln Community Bank and Franklin State Bank as well capitalized and Lincoln State Bank as adequately capitalized under the regulatory framework for prompt corrective action. As of December 31, 1996, all the Banks were categorized as well capitalized. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' classifications as of December 31, 1997.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                  To Be Well Capitalized
                                                              For Capital         Under Prompt Corrective
                                       Actual              Adequacy Purposes        Action Provisions
                               ----------------------------------------------------------------------------
                                  Amount      Ratio        Amount       Ratio      Amount       Ratio
                               ----------------------------------------------------------------------------
AS OF DECEMBER 31, 1997
Total Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank           $12,410       9.87%      $10,056        8.00%     $12,571      10.00%
     Lincoln Community Bank        11,867      17.86         5,315        8.00        6,644      10.00
     Franklin State Bank            3,586      10.49         2,734        8.00        3,477      10.00

Tier 1 Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank            11,332      11.52         5,028        4.00        7,542       6.00
     Lincoln Community Bank        11,173      18.61         2,658        4.00        3,986       6.00
     Franklin State Bank            3,265      13.43         1,367        4.00        2,050       6.00

Tier 1 Capital (to Average
   Assets):
     Lincoln State Bank            11,332       7.44         6,096        4.00        7,620       5.00
     Lincoln Community Bank        11,173      11.18         3,996        4.00        4,995       5.00
     Franklin State Bank            3,265       8.09         1,613        4.00        2,017       5.00

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

As of December 31, 1997, the subsidiary banks collectively had equity of $25,856,736 of which $3,690,054 was available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve Board regulations, the Banks are limited as to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specific obligations. At December 31, 1996, the maximum amount available for transfer from any one of these Banks to the Corporation in the form of loans approximates 8.6% of consolidated stockholders' equity.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

9. EMPLOYEE BENEFIT PLANS

The Corporation has an Incentive Stock Option Plan under which 14,000 shares of common stock are reserved for the grant of options to officers and key employees at a price not less than the fair market value of the stock on the date of the grant. The plan limits the options that may be granted to each employee to $100 (based on aggregate fair market value at the date of the grant) per calendar year, on a cumulative basis. Options must be exercised within ten years of the date of grant and can be regranted if forfeited.

A summary of stock option transactions follows:

                                                                        Weighted        Weighted Average
                                                   Exercise             Average             Remaining
                                 Number              Price           Exercise Price     Contractual Life
                               of Shares           Per Share           Per Share
                              --------------  --------------------- ------------------  -------------------
Total outstanding at
   December 31, 1996 and
   1995                           25,000        $16.27 - $25.00          $20.38             4.54 years
Expired                             (614)            $16.27
Exercised during 1997             (7,386)       $16.27 - $20.00
                              --------------
Total outstanding at
   December 31, 1997              17,000        $20.09 - $25.00          $21.66             4.83 years
                              ==============

At December 31, 1997, all outstanding options are exercisable.

The Corporation has a 401(k) Profit Sharing Plan and Trust which covers substantially all employees with at least six months of service who have attained age twenty and one-half. Participating employees may annually contribute up to 12% of their pre-tax compensation. The Corporation's annual contribution consists of a discretionary matching percentage, limited to 1% of employee compensation, and an additional discretionary amount, which is determined annually by the Board of Directors. The Corporation's contributions for 1997, 1996 and 1995, were $180, $164 and $149, respectively.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

10. INCOME TAXES

The provision for income taxes consists of the following:

                YEAR ENDED DECEMBER 31
                  1997    1996        1995
             -----------------------------
Current:
   Federal   $ 1,157    $   718    $   769
   State         231        168        124
             -----------------------------
               1,388        886        893
             -----------------------------

Deferred:
   Federal        36       (124)         4
   State          15        (32)        20
             -----------------------------
                  51       (156)        24
             -----------------------------
             $ 1,439    $   730    $   917
             =============================


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:


                                                       YEAR ENDED DECEMBER 31
                                                      1997         1996    1995
                                                    -------------------------------
Income tax at statutory rate                        $ 1,309    $   694    $   890
Increase (reduction) resulting from:
   Tax-exempt interest income                           (21)       (49)       (58)
   State income taxes, net of federal tax benefit       163         89        100
   Other                                                (12)        (4)       (15)
                                                    -----------------------------
                                                    $ 1,439    $   730    $   917
                                                    =============================

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

10. INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities are as follows:

                                          DECEMBER 31
                                        1997         1996
                                      --------------------
Deferred tax assets:
   Allowance for loan losses          $   594    $   533
   Unrealized loss on securities           --        103
   Net operating loss carryforwards       509        440
   Other assets                            83         69
                                      ------------------
Total deferred tax assets               1,186      1,145
Valuation allowance                      (509)      (441)
                                      ------------------
                                          677        704
Deferred tax liabilities:
   Unrealized gain on securities            9         --
   Depreciation                           293        271
   Other liabilities                       39         30
                                      ------------------
Total deferred tax liabilities            341        301
                                      ------------------
Net deferred tax asset                $   336    $   403
                                      ==================

At December 31, 1997, the Corporation and its subsidiaries, which file separate state income tax returns, have state net operating loss carryforwards of approximately $9,539 which expire at various dates through 2012. Due to the unlikelihood of realizing these benefits, a valuation allowance of $509 has been established to offset the deferred tax assets relating to these carryforwards.

Lincoln Community qualified under provisions of the Internal Revenue Code, which previously permitted it to deduct from taxable income an allowance for bad debts that differs from the provision for such losses charged to income for financial reporting purposes. At December 31, 1997, retained earnings included approximately $3,606 for which no provision for income taxes has been made. Income taxes of approximately $1,486 would be imposed if Lincoln Community Bank were to use these retained earnings for any other purpose other than to absorb bad debt losses.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

11. LOANS TO RELATED PARTIES

In the ordinary course of business, loans are granted to related parties, which include management personnel, directors and entities in which such persons are principal stockholders. Activity in loans to related parties is as follows:

Balance at December 31, 1995            $ 14,618
   Loans originated                        7,136
   Repayments                             (4,770)
                                        --------
Balance at December 31, 1996              16,984
   Loans originated                       13,852
   Repayments                             (8,021)
                                        --------
Balance at December 31, 1997            $ 22,815
                                        ========

12. COMMITMENTS AND CONTINGENT LIABILITIES

Off-balance-sheet financial instruments whose contracts represent credit and/or interest rate risk at December 31, 1997 and 1996, are as follows:


                                             DECEMBER 31
                                            1997     1996
                                          -----------------
Commitments to originate mortgage loans
   (expiring within three months):
     Fixed rates                          $ 3,008   $ 5,977
     Adjustable rates                       1,018       194

Unused lines of credit:
   Commercial business                     24,384    22,002
   Home equity (adjustable rate)            1,278     1,710
   Credit cards (fixed rate)                2,599     2,317

Standby letters of credit                   1,975     2,152


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

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

12. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

13. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

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

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

OFF-BALANCE-SHEET INSTRUMENTS

Fair values for the Corporation's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 1997 or 1996.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following:

                                                DECEMBER 31, 1997                 DECEMBER 31, 1996
                                          -------------------------------   -------------------------------
                                              Carrying                          Carrying
                                               Amount         Fair Value         Amount       Fair Value
                                          -------------------------------   -------------------------------
Cash and cash equivalents                    $  15,358        $  15,358        $  22,272       $  22,272
Securities available-for-sale:
   Investment securities                        12,649           12,649           15,499          15,499
   Mortgage-related securities                  28,169           28,169           27,154          27,154
Loans receivable                               229,331          229,779          191,806         192,395
Accrued interest receivable                      1,553            1,553            1,470           1,470
Federal Home Loan Bank stock                     1,050            1,050            1,118           1,118
Deposits                                       264,669          264,624          232,933         232,865
Accrued interest payable                           332              332              395             395
Borrowings                                       1,500            1,500            6,850           6,850

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION



                                                               DECEMBER 31
STATEMENTS OF FINANCIAL CONDITION                            1997      1996
                                                       -----------------------
ASSETS
Cash and cash equivalents                                 $    212    $    683
Investment in subsidiaries                                  26,307      23,697
Premises and equipment                                       2,989       1,955
Other assets                                                   959         925
                                                          --------------------
Total assets                                              $ 30,467    $ 27,260
                                                          ====================

LIABILITIES
Other liabilities                                         $    971    $    880

STOCKHOLDERS' EQUITY
Common stock                                                   904         898
Additional paid-in capital                                  11,008      10,759
Unrealized gain (loss) on available for sale securities         19        (203)
Retained earnings                                           17,574      15,868
Less treasury stock                                             (9)       (942)
                                                          --------------------
Total stockholders' equity                                  29,496      26,380
                                                          --------------------
Total liabilities and stockholders' equity                $ 30,467    $ 27,260
                                                          ====================

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)


                                                                            YEAR ENDED DECEMBER 31
                                                                          1997       1996        1995
                                                                       ----------------------------------
STATEMENTS OF INCOME
Income:
   Interest on loans, including fees                                     $    -     $   26      $    -
   Interest on investments                                                    -         25          64
   Dividends from subsidiary banks                                        1,943      1,876       1,198
   Other                                                                    280        244         251
                                                                         ---------------------------------
                                                                          2,223      2,171       1,513
Expenses:
   Salaries and employee benefits                                         1,268        847         503
   Occupancy                                                                391        281         272
   Interest                                                                  16          3           -
   Other                                                                    547        544         656
                                                                         ---------------------------------
                                                                          2,222      1,675       1,431
                                                                         ---------------------------------
Income before income tax benefit and equity in undistributed
   net income of subsidiary banks                                             1        496          82
Income tax benefit                                                          670        478         389
                                                                         ---------------------------------

Income before equity in undistributed net income of
   subsidiary banks                                                         671        974         471
Equity in undistributed net income of subsidiary banks                    1,738        336       1,230
                                                                         =================================
Net income                                                               $2,409     $1,310      $1,701
                                                                         =================================

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                                                                            YEAR ENDED DECEMBER 31
                                                                         1997        1996        1995
                                                                      -------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES
Net income                                                              $  2,409     $ 1,310     $ 1,701
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Equity in undistributed net income of subsidiaries                   (1,738)       (336)     (1,230)
     Provision for depreciation                                              116          80          73
     Other                                                                  (593)        266        (474)

                                                                        --------------------------------
Net cash provided by operating activities                                    194       1,320          70

INVESTING ACTIVITIES
Sales of mortgage-backed securities                                            -         693           -
Proceeds from repayments of mortgage-related securities                        -          27          48
Proceeds from sales of furniture and equipment                               250           -           -
Purchases of furniture and equipment                                      (1,400)       (226)        (56)
                                                                        --------------------------------

Net cash provided (used) by investing activities                          (1,150)        494          (8)

FINANCING ACTIVITIES
Payment of cash dividends                                                   (703)       (691)       (569)
Purchase of treasury stock                                                  (251)       (946)       (178)
Proceeds from the sale of treasury stock                                   1,256         186         158
Proceeds from issuing additional common stock                                 60           -           -
Proceeds from dividend reimbursement plan                                    123           -         100
                                                                        --------------------------------
Net cash provided (used) by financing activities                             485      (1,451)       (489)
                                                                        --------------------------------


Increase (decrease) in cash and cash equivalents                            (471)        363        (427)
Cash and cash equivalents at beginning of year                               683         320         747
                                                                        ================================
Cash and cash equivalents at end of year                                $    212    $    683    $    320
                                                                        ================================