Form 10-Q
period 1998-03-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1998-05-13
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          -----------------
---------------------

Commission file Number  0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Wisconsin                                39-1413328
------------------------------------------------        ----------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                    organization)                       Identification Number)

                    14100 West National Avenue, PO Box 511160
                        New Berlin, Wisconsin 53151-1160
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (414) 827-6713
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code:


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

Yes    X      No       .
     -----      -------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 Common Stock, par value $1.00 per share       1,364,698 (split adjusted) Shares
----------------------------------------       ---------------------------------
              Class                                Outstanding at May 1, 1998

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                     PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Statements of Financial Condition as
        of March 31, 1998 and December 31, 1997                          3

        Unaudited Consolidated Statements of Income for the Three
        Months ended March 31, 1998 and 1997                             4

        Unaudited Consolidated Statements of Cash Flows for the
        Three Months ended March 31, 1998 and 1997                       5

        Notes to Unaudited Consolidated Financial Statements             6


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      10

Item 3. Quantitative and Qualitative Disclosure About Market Risk        14

PART II. OTHER INFORMATION

Items 1-6                                                                16

Signatures                                                               17

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                MARCH 31,    DECEMBER 31,
                                                                  1998          1997
                                                               ---------     ---------
                                                                    (In Thousands)
ASSETS
Cash and due from banks                                        $  12,393     $  10,694
Interest-bearing deposits at other banks                           1,052           821
Federal funds sold                                                12,168         3,843
                                                               ---------     ---------
Cash and cash equivalents                                         25,613        15,358
Securities available-for-sale at fair value:
  Investment securities                                           12,568        12,649
  Mortgage-related securities                                     33,156        28,169
Loans receivable                                                 222,059       227,178
Accrued interest receivable                                        1,656         1,553
Federal Home Loan Bank stock                                       1,050         1,050
Premises and equipment                                             8,937         8,891
Other assets                                                       2,289         1,830
                                                               ---------     ---------
Total assets                                                   $ 307,228     $ 296,678
                                                               =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                     $ 274,610     $ 264,669
  Borrowings                                                       1,250         1,500
  Accrued interest payable                                           362           332
  Advance payments by borrowers for taxes and insurance              444           179
  Other liabilities                                                  643           502
                                                               ---------     ---------
Total liabilities                                                277,309       267,182

Stockholders' equity
  Common stock $1.00 par value; 1,500,000 authorized;
    shares issued: 1,365,449--1998; 1,355,850--1997; shares
    outstanding: 1,362,403--1998; 1,355,460--1997                  1,365         1,356
  Additional paid in capital                                      10,846        10,556
  Net unrealized gain on securities available-for-sale                62            19
  Retained earnings                                               17,742        17,574
  Treasury stock, at cost (3,046 shares--1998; 390
    shares--1997)                                                    (96)           (9)
                                                               ---------     ---------
Total stockholders' equity                                        29,919        29,496
                                                               ---------     ---------
Total liabilities and stockholders' equity                     $ 307,228     $ 296,678
                                                               =========     =========






See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                          THREE MONTHS           THREE MONTHS
                                              ENDED                  ENDED
                                            MARCH 31,              MARCH 31,
                                              1998                   1997
                                          ------------           ------------
Interest income:
  Loans, including fees                   $   4,837              $    4,141
  Investment securities:
    Taxable                                     195                     243
    Exempt from federal income taxes             11                       0
  Mortgage-related securities                   479                     380
  Other                                         109                     182
                                          ---------              ----------
Total interest income                         5,631                   4,946

Interest expense:
  Deposits                                    2,487                   2,057
  Borrowings                                     25                     111
                                          ---------              ----------
Total interest expense                        2,512                   2,168

Net interest income                           3,119                   2,778
Provision for loan losses                        75                      48
                                          ---------              ----------
Net interest income after provision for
  loan losses                                 3,044                   2,730

Noninterest income:
  Service charges on deposit accounts           187                     166
  Service charges on loans                       22                      15
  Net gain on securities sales                    0                      43
  Other                                         241                     172
                                          ---------              ----------
                                                450                     396

Noninterest expenses:
  Salaries and employee benefits              1,806                   1,620
  Premises and equipment                        421                     332
  Data processing fees                          157                     150
  Federal deposit insurance premiums             19                      18
  Other                                         562                     505
                                          ---------              ----------
                                              2,965                   2,625

Income before income taxes                      529                     501
Income taxes                                    180                     196
                                          ---------              ----------
Net income                                $     349              $      305
                                          =========              ==========

Basic earnings per share                  $    0.26              $     0.24
                                          ---------              ----------

Diluted earnings per share                $    0.25              $     0.23
                                          =========              ==========

Dividends per share                       $    0.13              $     0.13
                                          =========              ==========

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                  1998           1997
                                                                              ------------  --------------
                                                                                    (In Thousands)
OPERATING ACTIVITIES
  Net income                                                                  $        349  $          305
  Adjustments to reconcile net income to cash
    provided by operating activities
       Provision for loan losses                                                        75              48
       Provision for depreciation                                                      135             119
       Net amortization of investments securities premiums and discounts                24              43
       Net realized investment security gains                                            0             (43)
       Increase in accrued interest receivable                                        (103)            (76)
       Increase (decrease) in accrued interest payable                                  30             (10)
       Other                                                                          (233)             78
                                                                              ------------      ----------
Net cash provided by operating activities                                              277             464

INVESTING ACTIVITIES
Purchase of securities available-for-sale                                           (6,163)           (486)
Proceeds from sales of securities available-for-sale                                     0           1,310
Proceeds from redemptions and maturities of securities available-for-sale            1,299           7,803
Net decrease (increase) in loans                                                     5,044          (4,962)
Purchase of premises and equipment                                                    (182)           (659)
                                                                              ------------      ----------
Net cash (used) by investing activities                                                 (2)          3,006

FINANCING ACTIVITIES
Net increase in deposits                                                             9,940           7,554
Net decrease in borrowings                                                            (250)         (1,950)
Increase in advance payments by borrowers for taxes and insurance                      259             405
Payment of cash dividends to stockholders                                             (181)           (172)
Purchase of treasury stock                                                            (158)           (134)
Proceeds from sale of treasury stock                                                    71              65
Proceeds from issuing additional common stock                                          299               0
                                                                              ------------      ----------
Net cash provided by financing activities                                            9,980           5,768

Increase in cash and cash equivalents                                               10,255           9,238
Cash and cash equivalents at beginning of period                                    15,358          22,272
                                                                              ------------      ----------
Cash and cash equivalents at end of period                                    $     25,613      $   31,510
                                                                              ============      ==========


Supplemental cash flow information:
  Interest paid                                                               $      2,481      $    2,171
  Income taxes paid                                                                    257             185

See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. (the Corporation) and its wholly owned subsidiaries, Lincoln State Bank, Franklin State Bank, Lincoln Community Bank (collectively, the Banks), Achieve Mortgage Corporation and M&M Services, Inc. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Lincoln Community Bank also includes the accounts of its wholly owned subsidiary, Lincoln Investment Management Corporation. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1997.

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

NOTE B -- EARNINGS PER SHARE INFORMATION

On March 27, 1998 the Board of Directors of the Corporation declared a three-for-two stock split, in the form of a 50% common stock dividend, that was distributed on April 10, 1998 to shareholders of record on April 1, 1998. All share data have been adjusted to reflect the effect of the three-for-two split in the March 31, 1998 financial statements, and all prior periods presented.

Basic earnings per share for the three months ended March 31, 1998, and 1997 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

                                                     Three Months Ended
                                                          March 31,
                                                    1998             1997
       ----------------------------------------------------------------------
       Net income                             $      349,204     $    305,098
       Weighted average shares
           outstanding                             1,358,152        1,293,880
       ----------------------------------------------------------------------
       Earnings per share
                                              $         0.26     $       0.24
                                              =================  ============

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

Earnings per share data for the three months ended March 31, 1998 and 1997 as calculated in accordance with Statement 128 are as follows:

                                               Three Months Ended
                                                   March 31,
                                              1998             1997
       -------------------------------------------------------------
       Basic earnings per
       share                                $   0.26        $   0.24
       Diluted earnings per
       share                                $   0.25        $   0.23

NOTE C -- LOANS RECEIVABLE

Loans are comprised of the following categories:

                                       March 31
                                 1998            1997
                              ------------------------
                                    (In Thousands)
Commercial business loans     $  53,818      $  48,033
Commercial real estate           82,720         60,488
Real estate mortgages            75,922         76,557
Installments                     10,848         10,623
Other                               975          1,059
                              ------------------------
Total loans                     224,283        196,760
Unearned income                     (54)           (74)
Allowance for loan losses        (2,170)        (1,982)
                              ------------------------
Loans, net                    $ 222,059      $ 194,704
                              ========================

The following table presents changes in the allowance for loan losses:

                                     March 31
                           1998        1997          1996
                         ---------------------------------
                                  (In Thousands)
Balance at January 1     $ 2,093      $ 1,939      $ 1,533
     Provisions               75           48           36
     Charge-offs              (1)          (5)         (68)
     Recoveries                3            0            0
                         ---------------------------------
Balance at March 31      $ 2,170      $ 1,982      $ 1,501
                         =================================

NOTE D -- STOCKHOLDERS' EQUITY

Under federal law and regulations, the Corporation is required to meet certain capital requirements. The Banks are required to meet leverage and risk-based capital requirements. The leverage ratio, in general, is stockholders' equity as a percentage of total assets. The risk-based capital ratio, in general, is stockholders' equity plus general loan loss allowances (within certain limitations) as a percentage of risk adjusted assets.

As of March 31, 1998, the most recent notification from Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

                                                                                              To Be Well Capitalized
                                                                        For Capital            Under Prompt Corrective
                                               Actual                Adequacy Purposes          Action Provisions
                                      ------------------------      --------------------      ------------------------
                                         Amount       Ratio         Amount       Ratio        Amount       Ratio
                                      ------------------------      --------------------      ------------------------
          AS OF MARCH 31, 1998                                         (In Thousands)
          Total Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank        $12,771        10.05%      $10,164       >8.00%        $12,705     >10.00%
               Lincoln Community          11,963        18.18%        5,263       >8.00%          6,579     >10.00%
               Franklin State Bank         3,635        10.64%        2,734       >8.00%          3,417     >10.00%

          Tier 1 Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank         11,663         9.18%        5,082       >4.00%          7,623      >6.00%
               Lincoln Community          11,237        17.08%        2,632       >4.00%          3,947      >6.00%
               Franklin State Bank         3,299         9.65%        1,367       >4.00%          2,050      >6.00%

          Tier 1 Capital (to Average
             Assets):
               Lincoln State Bank         11,663         7.45%        6,260       >4.00%          7,825      >5.00%
               Lincoln Community          11,237        11.57%        3,886       >4.00%          4,857      >5.00%
               Franklin State Bank         3,299         7.69%        1,715       >4.00%          2,144      >5.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At March 31, 1998, the Corporation's consolidated total assets were $307.2 million as compared to $296.7 million at December 31, 1997. This increase was due to a $9.9 million increase in total deposits, which was used to fund short-term investments and mortgage-related securities.

Investment securities available-for-sale decreased $81,000 from December 31, 1997 to March 31, 1998. Maturing investment securities in this category caused the decrease.

Mortgage-related securities available-for-sale increased $5.0 million, or 17.7% from $28.2 million at December 31, 1997, to $33.2 million at March 31, 1998. The funds generated by new deposit accounts were used to purchase securities of this type.

Loans receivable decreased $5.1 million, or 2.3%, from $227.2 million at December 31, 1997 compared to $222.1 million at March 31, 1998. This reduction is unusual since the Corporation's loans have annually grown 19.7% in 1997 and 16.0% in 1996. The first quarter decrease in loans was primarily due to loan pay-offs made on two commercial loan relationships. Currently, loans receivable consists mainly of mortgages secured by residential properties located in the Corporation's primary market area and commercial loans secured by business assets, real estate, and guarantees. At March 31, 1998 the Corporation has not designated any loans held for sale.

Stockholders' equity at March 31, 1998 was $29.9 million compared to $29.5 million at December 31, 1997, an increase of $423,000. The change in stockholders' equity consists of net income of $349,000, $299,000 from the issuance of additional common stock, less the net purchase of treasury stock of $87,000, payments of dividends to shareholders of $181,000 and the $43,000 net increase in the market value of securities categorized as available for sale. The Banks continue to exceed their regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:

                                              March 31,       December 31,
                                                1998             1997
                                             ---------        -----------
                                                 (dollars in thousands)
     Non-accrual loans:
         Mortgage loans
      One-to-four family                     $     451        $      383
      Commercial real estate                         0                82
                                             ---------        ----------
        Total mortgage loans                       451               465

    Commercial business                            206               177
    Consumer and other                              84                57
                                             ---------        ----------
        Total non-accrual loans                    741               699

Other real estate owned                              0                 0
                                             ---------        ----------
        Total nonperforming assets           $     741        $      699
                                             =========        ==========

RATIOS:
Non-accrual loans to total loans                  0.33%             0.30%
Nonperforming assets to total assets              0.24              0.24
Loan loss allowance to non-accrual loans        292.84            299.42
Loan loss allowance to total loans                0.95              0.91

Nonperforming assets increased by $42,000 from $699,000 at December 31, 1997 to $741,000 at March 31, 1998, an increase of 6.0%. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operations

Net interest income for the three months ended March 31, 1998 was $3.12 million, an increase of 12.3% from the $2.78 million reported for the same period in 1997. The increased volume of interest-earning assets accounted for the higher net interest income. The additional volume was partially offset by the reduced net interest spread. The higher average cost of new deposits generated caused the weighted average rate paid on deposits and borrowings to increase from 3.65% at March 31, 1997 to 3.73% at March 31, 1998. The weighted average yield on interest-earning assets increased from 8.00% at March 31, 1997 to 8.03% at March 31, 1998.



  `                                     11

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months ended March 31, 1998 and 1997.

                                                                                   For the
                                                                             Three Months Ended
                                                                                  March 31,

                                                                         1998                  1997
                                                                  ----------------------------------
              Weighted average yield on
                 interest-earning assets                                  8.03%                8.00%

              Weighted average rate paid on
                 deposit and borrowings                                   3.73                 3.65
                                                                  ----------------------------------

              Net interest spread                                         4.30%                4.35%
                                                                  ==================================
              Net interest margin (net interest
                 income divided by average
                 earning assets)                                          4.45%                4.54%
                                                                  ==================================

The provision for loan losses for the three month period ended March 31, 1998 was $75,000 compared to $48,000 for the three months ended March 31, 1997, a increase of $27,000, or 56.3%. The higher provision is primarily due to increases in the loan portfolio and not any anticipated loan losses. In fact, the Corporation's ratio of nonperforming loans to total loans is well below its peer group average. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Total noninterest income for the three months ended March 31, 1998 was $450,000 compared to $396,000 for the three months ended March 31, 1997, an increase of $54,000, or 13.6%. The increase is due to fees collected on new products and services, additional service charges on loans and fees collected on transactions performed at company-owned ATM machines.

Noninterest expense for the three months ended March 31, 1998 was $2.97 million compared to $2.63 million for the three months ended March 31, 1997, an increase of $340,000, or 13.0%. Salaries and employee benefits increased $186,000 or 11.5% from $1.62 million for the three-month period ended March 31, 1997 compared to $1.81 million for the three-month period 1998. Employee bonus payments, higher benefit costs and changes in personnel accounted for the change. Premises and equipment expense increased $89,000 or 26.8% from $332,000 for the three month period ended March 31, 1997 compared to $421,000 for the three month period ended March 31, 1998. The increase in occupancy expense can be attributed to maintenance and repairs made on the Corporation's properties. Other expenses increased $57,000 in the first quarter of 1998. This can be attributed to the growth in operating expenses such as office supplies, legal fees, accounting fees and check losses.

Income before taxes for the three month period ended March 31, 1998 was $529,000 compared to $501,000 for the three months ended March 31, 1997, an increase of $28,000 or 5.6%. Income tax expense for the three months ended March 31, 1998 decreased $16,000 over the 1997 first quarter tax expense. The effective tax rate for the three months ended March 31, 1998 was 34.0% compared to 39.1% for the three months ended March 31, 1997. The decrease in the tax rate can be attributed to the purchase of tax-exempt investment securities held by the Corporation and a reallocation of expenses throughout the Corporation's subsidiaries. On an after tax basis, the Corporation reported net income of $349,000 for the three month period ended March 31, 1998 compared to $305,000 for the same period in 1997.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $25.6 million and $15.4 million at March 31, 1998 and December 31, 1997, respectively.

Management believes liquidity and capital levels are adequate at March 31, 1998. For a discussion of regulatory requirements, see Note D to the Unaudited Consolidated Financial Statements.

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

In the following table, assumptions regarding prepayment and withdrawal rates are based upon the Corporation's historical experience, and management believes such assumptions are reasonable.

The following table shows the interest rate sensitivity gap for four different time intervals as of March 31, 1998.


                                                         AMOUNTS MATURING OR REPRICING AS OF MARCH 31, 1998
                                                ---------------------------------------------------------------------------
                                                      WITHIN       SIX TO TWELVE   ONE TO FIVE        OVER
                                                    SIX MONTHS         MONTHS         YEARS        FIVE YEARS       TOTAL
                                                ---------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
    Interest-earning assets:
    Fixed-rate mortgage loans                   $       32,073   $     19,696    $    56,598     $    5,584    $  113,951
    Adjustable-rate mortgage loans                      18,752          8,889         15,858              0        43,499
                                                --------------------------------------------------------------------------
          Total mortgage loans                          50,825         28,585         72,456          5,584       157,450
    Commercial business loans                           27,328          4,021         22,468              0        53,817
    Consumer loans                                       6,031          1,833          4,328            170        12,362
    Tax-exempt loans                                         0            600              0              0           600
    Mortgage-related securities                         18,326              0          7,287          7,543        33,156
    Fixed rate investment securities and other           3,907          3,649          1,067              0         8,623
    Variable rate investment securities and
    other                                               17,165          1,050              0              0        18,215
                                                --------------------------------------------------------------------------
          Total interest-earning assets         $      123,582   $     39,738    $   107,606     $   13,297    $  284,223
                                                ==========================================================================

    Interest-bearing liabilities:
    Deposits
      Time deposits                             $      102,771   $     31,533    $    12,241     $        4    $  146,549
      NOW accounts                                       1,615          1,615         16,147          7,535        26,912
      Savings accounts                                   3,489          3,489         34,885         16,277        58,140
      Money market accounts                                435            435          4,347          2,029         7,246
      Advance payments for taxes and insurance             222            222              0              0           444
      Borrowings                                         1,250              0              0              0         1,250
                                                --------------------------------------------------------------------------
          Total interest-bearing liabilities    $      109,782   $     37,294    $    67,620     $   25,845    $  240,541
                                                ==========================================================================
    Interest-earning assets less
    interest-bearing
      liabilities                               $       13,800   $      2,444    $    39,986       ($12,548)   $   43,682
                                                ==========================================================================
    Cumulative interest rate sensitivity gap    $       13,800   $     16,244    $    56,230     $   43,682
                                                ============================================================
    Cumulative interest rate sensitivity gap
    as a percentage of total assets                       4.49%          5.29%         18.30%         14.22%
                                                ============================================================

At March 31, 1998, the Corporation's ratio of cumulative interest-rate sensitive gap as a percentage of total assets was 4.49% for six months and 5.29% for one-year maturities. Therefore, the Corporation is positively gapped and may benefit from rising interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Not Applicable

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           As of March 31, 1998 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.    Changes in Securities - NONE

Item 3     Defaults upon Senior Securities - NONE

Item 4     Submission of Matters to Vote of Security Holders - NONE

Item 5     Other Information - NONE

Item 6     Exhibits and Reports on Form 8-K

           The Corporation did not file any reports on Form 8-K during the three months ended March 31, 1998. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                               MERCHANTS AND MANUFACTURERS
                                                   BANCORPORATION, INC.
                                           -------------------------------------
                                                      (Registrant)




Date       March 8, 1998                    /s/ Michael J. Murry
      --------------------------           -------------------------------------
                                            Michael J. Murry
                                            Chief Executive Officer & Chairman
                                            of the Board of Directors


Date       March 8, 1998                    /s/ James C. Mroczkowski
                                           -------------------------------------
                                            James C. Mroczkowski
                                            Vice President & Chief Financial
                                              Officer
                                            Principal Financial Officer