Form 10-Q
period 1998-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1998-08-07
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ________________

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
Yes   X      No    .
     ---        ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $1.00 per share                   1,367,195 Shares
---------------------------------------           ------------------------------
               Class                              Outstanding at August 1, 1998

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                          PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Statements of Financial Condition as of June 30,
         1998 and December 31, 1997                                                             3

         Unaudited Consolidated Statements of Income for the Three Months and the
         Six Months ended June 30, 1998 and 1997                                                4

         Unaudited Consolidated Statements of Cash Flows for the Six Months ended
         June 30, 1998 and 1997                                                                 5

         Notes to Unaudited Consolidated Financial Statements                                   6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                      10

Item 3. Quantitative and Qualitative Disclosure About Market Risk                               15

PART II. OTHER INFORMATION

Items 1-6                                                                                       16

Signatures                                                                                      19

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                   JUNE 30,              DECEMBER 31,
                                                                                     1998                    1997
                                                                                   --------              ------------
                                                                                            (In Thousands)
ASSETS
Cash and due from banks                                                            $   11,247               $  10,694
Interest-bearing deposits at other banks                                                4,107                     821
Federal funds sold                                                                      8,884                   3,843
                                                                                   ----------               ---------
Cash and cash equivalents                                                              24,238                  15,358
Securities available-for-sale at fair value:
  Investment securities                                                                14,404                  12,649
  Mortgage-related securities                                                          27,610                  28,169
Loans receivable                                                                      231,653                 227,178
Accrued interest receivable                                                             1,667                   1,553
Federal Home Loan Bank stock                                                            1,072                   1,050
Premises and equipment                                                                  8,987                   8,891
Cash surrender value, officer/director life insurance                                   1,034                   1,009
Accounts receivable                                                                       783                      37
Other assets                                                                            1,257                     784
                                                                                   ----------               ---------
Total assets                                                                         $312,705                $296,678
                                                                                   ==========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                           $280,382                $264,669
  Borrowings                                                                                0                   1,500
  Accrued interest payable                                                                351                     332
  Advance payments by borrowers for taxes and insurance                                   921                     179
  Other liabilities                                                                       673                     502
                                                                                   ----------               ---------
Total liabilities                                                                     282,327                 267,182

Stockholders' equity
  Common stock $1.00 par value; 1,500,000 shares authorized;
    shares issued: 1,366,639--1998; 1,355,565--1997
    shares outstanding: 1,366,082--1998; 1,355,175--1997                                1,367                   1,356
  Additional paid in capital                                                           10,835                  10,556
  Net unrealized gain (loss) on securities available-for-sale                             (14)                     19
  Retained earnings                                                                    18,208                  17,574
  Treasury stock, at cost--(557 shares--1998; 390
    shares--1997)                                                                         (18)                     (9)
                                                                                   ----------               ---------
Total stockholders' equity                                                             30,378                  29,496
                                                                                   ----------               ---------
Total liabilities and stockholders' equity                                           $312,705                $296,678
                                                                                   ==========               =========



See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                        THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                             JUNE 30,                                    JUNE 30,
                                                    1998                 1997                   1998                 1997
                                                    ----                 ----                   ----                 ----
                                                                     (In Thousands, except per share data)
Interest income:
  Loans, including fees                              $4,849               $4,403                 $9,686               $8,544
  Investment securities:
    Taxable                                             179                  263                    374                  506
    Exempt from federal income taxes                     19                    0                     30                    0
  Mortgage-related securities                           495                  330                    974                  710
  Other                                                 151                  171                    260                  353
                                                     ------                -----                 ------               ------
Total interest income                                 5,693                5,167                 11,324               10,113

Interest expense:
  Deposits                                            2,596                2,147                  5,083                4,204
  Borrowings                                             10                   54                     35                  165
                                                     ------                -----                 ------               ------
Total interest expense                                2,606                2,201                  5,118                4,369

Net interest income                                   3,087                2,966                  6,206                5,744
Provision for loan losses                                75                   48                    150                   96
                                                     ------                -----                 ------               ------
Net interest income after provision for
  loan losses                                         3,012                2,918                  6,056                5,648

Non-interest income:
  Service charges on deposit accounts                   188                  179                    375                  345
  Service charges on loans                               52                   25                     74                   40
  Net gain on securities sales                           49                    0                     49                   43
  Other                                                 270                  186                    511                  358
                                                     ------                -----                 ------               ------
                                                        559                  390                  1,009                  786

Non-interest expenses:
  Salaries and employee benefits                      1,446                1,298                  3,252                2,918
  Premises and equipment                                386                  348                    807                  680
  Data processing fees                                  161                  147                    318                  297
  Federal deposit insurance premiums                     18                   19                     37                   37
  Other                                                 535                  506                  1,097                1,011
                                                     ------                -----                 ------               ------
                                                      2,546                2,318                  5,511                4,943

Income before income taxes                            1,025                  990                  1,554                1,491
Income taxes                                            367                  366                    547                  562
                                                     ------                -----                 ------               ------
Net income                                           $  658               $  624                 $1,007               $  929
                                                     ======               ======                 ======               ======

Basic earnings per share                             $ 0.48               $ 0.48                 $ 0.74               $ 0.72
                                                     ======               ======                 ======               ======

Diluted earnings per share                           $ 0.48               $ 0.48                 $ 0.73               $ 0.71
                                                     ======               ======                 ======               ======

Dividends per share                                  $ 0.14               $ 0.13                 $ 0.27               $ 0.27
                                                     ======               ======                 ======               ======


See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                        1998               1997
                                                                                        ----               ----
                                                                                             (In Thousands)
OPERATING ACTIVITIES
  Net income                                                                            $    1,007           $    929
  Adjustments to reconcile net income to cash provided by
     Operating activities:
          Provision for loan losses                                                            150                 96
          Provision for depreciation                                                           275                244
          Net amortization of investments securities premiums and discounts                     60                 72
          Net realized investment security gains                                               (49)               (43)
          Increase in accrued interest receivable                                             (114)              (375)
          Increase in cash surrender value, officer/director life insurance                    (25)               (24)
          Increase in accounts receivable                                                     (746)               (30)
          Increase in accrued interest payable                                                  19                170
          Other                                                                               (276)                80
                                                                                        ----------           --------
Net cash provided by operating activities                                                      301              1,119

INVESTING ACTIVITIES
Purchases of securities available-for-sale                                                 (13,692)            (7,865)
Proceeds from sales of securities available-for-sale                                         9,132              7,803
Proceeds from redemptions and maturities of securities available-for-sale                    3,300              4,081
Net increase in loans                                                                       (4,625)           (18,450)
Purchase of premises and equipment                                                            (371)            (1,249)
Redemption (purchase) of Federal Home Loan Bank stock                                          (22)                68
                                                                                        ----------           --------
Net cash used by investing activities                                                       (6,278)           (15,612)

FINANCING ACTIVITIES
Net increase in deposits                                                                    15,713             15,462
Net decrease in borrowings                                                                  (1,500)            (3,340)
Increase in advance payments by borrowers for taxes and insurance                              735                887
Payments of cash dividends to stockholders                                                    (372)              (344)
Purchase of treasury stock                                                                    (205)              (237)
Proceeds from sale of treasury stock                                                           196                175
Proceeds from issuing additional common stock                                                  290                  0
                                                                                        ----------           --------
Net cash provided by financing activities                                                   14,857             12,603

Increase (decrease) in cash and cash equivalents                                             8,880             (1,890)
Cash and cash equivalents at beginning of period                                            15,358             22,272
                                                                                        ----------           --------
Cash and cash equivalents at end of period                                               $  24,238           $ 20,382
                                                                                        ==========           ========


Supplemental cash flow information:
  Interest paid                                                                         $    5,098         $    4,200
  Income taxes paid                                                                            478                404


See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 1998

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1997.

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

NOTE B -- EARNINGS PER SHARE

On March 27, 1998 the Board of Directors of the Corporation declared a three-for-two stock split, in the form of a 50% common stock dividend, that was distributed on April 10, 1998 to shareholders of record on April 1, 1998. All prior periods share data have been adjusted to reflect the effect of the three-for-two split.

The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which became effective at year-end 1997 for all periods presented. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options.

Presented below are the calculations for basic and diluted earnings per share:


                                                      Three Months Ended                       Six Months Ended
                                                           June 30,                                June 30,
Basic                                                1998             1997                   1998             1997
---------------------------------------------------------------------------------      ----------------------------------
Net income                                          $   657,411     $    623,858            $ 1,006,615        $ 928,952
Weighted average shares outstanding                   1,364,294        1,291,173              1,361,240        1,292,519
Basic earnings per share                            $      0.48     $       0.48            $      0.74     $       0.72
                                                    ===========     ============            ===========     ============

Diluted:
---------------------------------------------------------------------------------      ----------------------------------
Net income                                          $   657,411     $    623,858            $ 1,006,615     $    928,952
Weighted average shares outstanding                   1,364,294        1,291,173              1,361,240        1,292,519
Effect of dilutive stock options outstanding             15,064           14,040                 14,423           13,096
                                                    ------------    -------------           -----------     ------------
Diluted weighted average shares outstanding           1,379,358        1,305,213              1,375,663        1,305,615
Diluted earnings per share                          $      0.48     $       0.48            $      0.73     $       0.71
                                                    ===========     ============            ===========     ============


NOTE C - COMPREHENSIVE INCOME

On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a complete set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders' equity. The standard permits the statement of changes in shareholders' equity to be used to satisfy its requirements and requires companies to report comparative totals for comprehensive income in interim reports. The following table presents the Corporation's comprehensive income.


                                                      Three Months Ended                       Six Months Ended
                                                           June 30,                                June 30,
                                                     1998             1997                   1998             1997
                                               ----------------------------------      ----------------------------------
Net income                                         $    657,411     $    623,858           $  1,006,615     $    928,952
Other comprehensive income
  Net change in unrealized securities gains
     (losses), net                                      (76,459)         158,388                (33,587)          56,245
                                                   ------------      -----------           ------------     ------------
Total comprehensive income                         $    580,952     $    782,246           $    973,028     $    985,197
                                                   ============     ============           ============     ============


NOTE D -- LOANS RECEIVABLE

Loans are comprised of the following categories:

                                                                                         June 30
                                                                                1998                  1997
                                                                                ----                  ----
                                                                                      (In Thousands)
                   Commercial business loans                              $    54,886           $    50,195
                   Commercial real estate                                      92,724                67,663
                   Real estate mortgages                                       73,073                80,815
                   Installments                                                12,240                10,688
                   Other                                                        1,010                   879
                                                                          -----------           -----------
                   Total loans                                                233,933               210,240
                   Unearned income                                                (51)                  (72)
                   Allowance for loan losses                                   (2,229)               (2,024)
                                                                          ===========           ===========
                   Loans, net                                             $   231,653           $   208,144
                                                                          ===========           ===========


The following table presents changes in the allowance for loan losses:


                                                                       Six Months Ended June 30
                                                                1998              1997             1996
                                                                ----              ----             ----
                                                                             (In Thousands)
               Balance at January 1                           $  2,093          $  1,939         $  1,533
                    Provisions                                     150                96               72
                    Charge-offs                                    (18)              (11)             (73)
                    Recoveries                                       4                 0               29
                                                              =========         ========         ========
               Balance at June 30                             $  2,229          $  2,024         $  1,561
                                                              =========         ========         ========


NOTE E -- STOCKHOLDERS' EQUITY

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

As of June 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized Lincoln Community Bank and Franklin State Bank as well capitalized and Lincoln State Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.



                                                                                              To Be Well Capitalized
                                                                        For Capital            Under Prompt Corrective
                                               Actual                Adequacy Purposes          Action Provisions
                                      ------------------------  ----------------------------  --------------------------
                                         Amount       Ratio         Amount       Ratio          Amount       Ratio
                                      ------------------------  ----------------------------  --------------------------
          AS OF JUNE 30, 1998                                         (In Thousands)
          Total Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank        $13,044         9.59%      $10,878       >8.00%        $13,597     >10.00%
               Lincoln Community          12,059        17.52%        5,506       >8.00%          6,882     >10.00%
               Franklin State Bank         3,710        10.22%        2,903       >8.00%          3,629     >10.00%

          Tier 1 Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank         11,908         8.76%        5,439       >4.00%          8,158      >6.00%
               Lincoln Community          11,316        16.44%        2,753       >4.00%          4,129      >6.00%
               Franklin State Bank         3,359         9.26%        1,452       >4.00%          2,178      >6.00%

          Tier 1 Capital (to Average
             Assets):
               Lincoln State Bank         11,908         7.39%        6,447       >4.00%          8,059      >5.00%
               Lincoln Community          11,316        11.66%        3,884       >4.00%          4,855      >5.00%
               Franklin State Bank         3,359         7.50%        1,791       >4.00%          2,239      >5.00%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At June 30, 1998, the Corporation's consolidated total assets were $312.7 million as compared to $296.7 million at December 31, 1997. This increase was due to a $15.7 million increase in total deposits, which was used to fund short-term investments and loans.

Investment securities available-for-sale increased $1.8 million, or 13.9% from $12.6 million at December 31, 1997 to $14.4 million at June 30, 1998. Purchases of tax-exempt securities caused the increase.

Mortgage-related securities available-for-sale decreased $559,000, or 2.0% from $28.2 million at December 31, 1997, to $27.6 million at June 30, 1998. Purchases of mortgage-related securities were offset by sales, redemptions and maturities of this type of security.

Loans receivable increased $4.5 million, or 2.0%, from $227.2 million at December 31, 1997 compared to $231.7 million at June 30, 1998. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. These assets tend to be rate-sensitive and will add interest income in a rising interest rate environment. Currently, loans receivable consists mainly of mortgages secured by residential properties located in the Corporation's primary market area and commercial loans secured by business assets, real estate, and guarantees also located in the Corporation's market area. At June 30, 1998 the Corporation has not designated any loans held for sale.

Stockholders' equity at June 30, 1998 was $30.4 million compared to $29.5 million at December 31, 1997, an increase of $882,000. The change in stockholders' equity consists of net income of $1.0 million, $290,000 from the issuance of additional common stock, less the net purchase of treasury stock of $9,000, payments of dividends to shareholders of $372,000 and the $33,000 net decrease in the market value of securities categorized as available for sale. The Banks continue to exceed their regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:



                                                                 June 30,               December 31,
                                                                   1998                     1997
                                                                 --------               ------------
                                                                       (dollars in thousands)
           Non-accrual loans:
               Mortgage loans
                 One-to-four family                                   $ 486              $   383
                 Commercial real estate                                  19                   82
                                                                      ------           ----------
                   Total mortgage loans                                 505                  465

               Commercial business                                      233                  177
               Consumer and other                                        90                   57
                                                                      ------           ----------
                   Total non-accrual loans                              828                  699

           Other real estate owned                                        0                    0
                                                                      ------           ----------
                   Total nonperforming assets                         $ 828              $   699
                                                                      ======           ==========

           RATIOS:
           Non-accrual loans to total loans                           0.35%                 0.30%
           Nonperforming assets to total assets                       0.26                  0.24
           Loan loss allowance to non-accrual loans                 269.20                299.42
           Loan loss allowance to total loans                         0.95                  0.91


Nonperforming assets increased by $129,000 from $699,000 at December 31, 1997 to $828,000 at June 30, 1998, an increase of 18.5%. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operations

Net interest income for the three months ended June 30, 1998 was $3.09 million, an increase of 4.1% from the $2.97 million reported for the same period in 1997. The increased volume of interest-earning assets accounted for the higher net interest income. The net interest income generated by additional volume was partially offset by the reduced net interest spread. The weighted average yield on interest-earning assets decreased from 8.10% for the three months ended June 30, 1997 to 7.95% for the same period in 1998. Competitive pressures and the increased volumes of low yielding fed funds caused the weighted average yield on interest earning assets to decline. The higher average cost of new deposits generated caused the weighted average rate paid on deposits and borrowings to increase from 3.57% for the three months ended June 30, 1997 to 3.77% for the three months ended June 30, 1998. Net interest income for the six months ended June 30, 1998 was $6.21 million, an increase of 8.0% from the $5.74 million reported for the same period in 1997. The increased volume of interest-earning assets was the primary reason for the improvement in the year-to-date net interest income as well.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the six and three months ended June 30, 1998 and 1997.


                                                                    During the                 During the
                                                                Three Months Ended             Six Months
                                                                     June 30,                Ended June 30,

                                                                 1998        1997           1998         1997
                                                                 ----        ----           ----         ----
                 Weighted average yield on
                    interest-earning assets                     7.95%       8.10%           7.99%       7.99%

                 Weighted average rate paid on
                    deposit accounts and borrowings             3.77        3.57            3.76        3.58
                                                                ----        ----            ----        ----

                 Net interest spread                            4.18%       4.53%           4.23%       4.41%
                                                                ====        ====            ====        ====

                 Net interest margin (net interest
                    income divided by average
                    earning assets)                             4.31%       4.64%           4.38%       4.54%
                                                                ====        ====            ====        ====

The provision for loan losses for the three-month period ended June 30, 1998 was $75,000 compared to $48,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, the provision for loan losses was $150,000 compared to $96,000 for than the same period in 1997. The higher provision is primarily due to increases in the loan portfolio and not any anticipated loan losses. In fact, the Corporation's ratio of nonperforming loans to total loans is well below its peer group average. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-interest income for the three months ended June 30, 1998 was $559,000 compared to $390,000 for the three months ended June 30, 1997, an increase of $169,000, or 43.3%. Non-interest income for the six months ended June 30, 1998 was $1.0 million compared to $786,000 for the six months ended June 30, 1997, an increase of $223,000, or 28.4%. The increase for both periods is due to fees collected on ATM transactions, higher service charges on loans, and gains on sales of investment securities.

Non-interest expense for the three months ended June 30, 1998 was $2.55 million compared to $2.32 million for the three months ended June 30, 1997, an increase of $228,000, or 9.8%. Non-interest expense for the six months ended June 30, 1998 was $5.51 million compared to $4.94 million for the six months ended June 30, 1997, an increase of $568,000, or 11.5%. Salaries and employee benefits increased $148,000 or 11.4% from $1.45 million for the three-month period ended June 30, 1998 compared to $1.30 million for the 1997 three-month period. Salaries and employee benefits increased $334,000 or 11.5% from $2.92 million for the six-month period ended June 30, 1997 to $3.25 million for the six-month period ended June 30, 1998. Employee bonus payments, higher benefit costs and changes in personnel accounted for the change. Premises and equipment expense increased $38,000 or 10.9% from $348,000 for the three-month period ended June 30, 1997 compared to $386,000 for the three-month period ended June 30, 1998. Premises and equipment expense increased $127,000 or 18.7% from $680,000 for the six-month period ended June 30, 1997 compared to $807,000 for the six-month period ended June 30, 1998. The construction of the Corporation's headquarters and repairs to existing facilities accounted the change. Federal deposit insurance premiums decreased $1,000 or 5.3% from $19,000 for the three-month period ended June 30, 1997 to $18,000 for the three-month period ended June 30, 1997. Insurance premiums were unchanged for the six-month period ended June 30, 1997 compared to 1998. Other expenses increased $29,000 or 5.7% in the second quarter and $86,000 or 8.5% for the six-month period ended June 30, 1998. This can be attributed to increases in operating expenses such as office supplies, insurance costs and check losses.

Income before taxes for the three-month period ended June 30, 1998 was $1.03 million compared to $990,000 for the three months ended June 30, 1997, an increase of $35,000 or 3.5%. Income before taxes for the six-month period ended June 30, 1998 was $1.55 million compared to $1.49 million for the six months ended June 30, 1997, an increase of $63,000 or 4.2%. The income tax expense for the three months ended June 30, 1998 increased $1,000 over the 1997 second quarter tax expense. The effective tax rate for the three months ended June 30, 1998 was 35.8% compared to 37.0% for the three months ended June 30, 1997. The income tax expense for the six months ended June 30, 1998 decreased $15,000 over the same period in 1997. The effective tax rate for the six months ended June 30, 1998 was 35.2% compared to 37.7% for the six months ended June 30, 1997. The decrease in the tax rate can be attributed to the purchase of tax-exempt investment securities held by the Corporation and a reallocation of expenses throughout the Corporation's subsidiaries. On an after tax basis, the Corporation reported net income of $658,000 for the three month period ended June 30, 1998 compared to $624,000 for the same period in 1997; and for the six month period ended June 30, 1998, the Corporation reported net income of $1.0 million compared to $929,000 for the same period in 1997.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $24.2 million and $15.4 million at June 30, 1998 and December 31, 1997, respectively.

Management believes liquidity and capital levels are adequate at June 30, 1998. For a discussion of regulatory requirements, see Note D to the Unaudited Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of June 30, 1998.




                                                               AMOUNTS MATURING OR REPRICING AS OF JUNE 30, 1998
                                                ---------------------------------------------------------------------------
                                                    WITHIN     SIX TO TWELVE   ONE TO FIVE        OVER
                                                  SIX MONTHS       MONTHS         YEARS        FIVE YEARS       TOTAL
                                                ---------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
    Interest-earning assets:
    Fixed-rate mortgage loans                        $33,173        $21,076       $ 60,177        $ 5,347      $ 119,73
    Adjustable-rate mortgage loans                    19,628          8,103         17,152              0        44,883
                                                    --------        -------       --------        -------      --------
          Total mortgage loans                        52,801         29,179         77,329          5,347       164,656
    Commercial business loans                         26,570          4,276         23,996             48        54,890
    Consumer loans                                     6,846          1,462          5,084            344        13,736
    Tax-exempt loans                                     600              0              0              0           600
    Mortgage-related securities                       15,684              0         10,433          1,493        27,610
    Fixed rate investment securities and other         2,917          3,900            811          3,010        10,638
    Variable rate investment securities and           16,757          1,072              0              0        17,829
      other
                                                    --------        -------       --------        -------      --------
          Total interest-earning assets             $122,175        $39,889       $117,653        $10,242      $289,959
                                                    ========        =======       ========        =======      ========

    Interest-bearing liabilities:
    Deposits
      Time deposits                                  $99,879        $38,921       $ 11,878             $3      $150,681
      NOW accounts                                     1,469          1,469         14,690          6,857        24,485

      Savings accounts                                 3,516          3,516         35,159         16,406        58,597
      Money market accounts                              460            460          4,601          2,148         7,669
      Advance payments for taxes and insurance           921              0              0              0           921
                                                    ========        =======       ========        =======      ========
          Total interest-bearing liabilities        $106,245        $44,366       $ 66,328        $25,414      $242,353
                                                    ========        =======       ========        =======      ========
    Interest-earning assets less
      interest-bearing
      Liabilities                                    $15,930        ($4,447)      $ 51,325       ($15,172)      $47,606
                                                    ========        =======       ========        =======      ========
    Cumulative interest rate sensitivity gap         $15,930        $11,453       $ 62,778        $47,606
                                                    ========        =======       ========        =======
    Cumulative interest rate sensitivity gap
      as a Percentage of total assets                   5.09%          3.66%         20.08%         15.22%
                                                    ========        =======       ========        =======


At June 30, 1998, the Corporation's ratio of cumulative interest-rate sensitive gap as a percentage of total assets was 5.09% for six months and 3.66% for one year maturities. Therefore, the Corporation is positively gapped and may benefit from rising interest rates and conversely would adversely be effected by declining interest rates.

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

The Corporation is in the midst of a project to determine the impact of potential year 2000 problems on the Corporations computer systems. In most major applications the Corporation utilizes a third party service bureau. We have been kept apprised of their efforts which appear to be sufficient to ensure that software used by the Corporation will adequately address operational and regulatory concerns. The Corporation also is currently analyzing and assembling a list of both its internally developed and purchased software that utilize embedded date codes which may experience operational problems when the year 2000 is reached. The Corporation is in the process of making modifications to the identified software and will test the changes in 1999. The cost of the year 2000 compliance efforts is not expected to have a material effect to the financial position or the results of the Corporation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

              As of June 30, 1998 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.       Changes in Securities - NONE

Item 3        Defaults upon Senior Securities - NONE

Item 4        Submission of Matters to Vote of Security Holders
              ANNUAL MEETING OF SHAREHOLDERS. On May 26, 1998, at the Annual Meeting of the shareholders of the Corporation, the Corporation's shareholders reelected James F. Bomberg, Conrad C. Kaminski, Keith
              C. Winters, Michael J. Murry, Nicholas S. Logarakis and Duane P. Cherek as directors for three year terms expiring on the date of the annual shareholders meeting to be held in 2001. The shareholders also ratified the adoption of the resolution to amend the Corporation's Articles of Incorporation to increase the number of authorized shares of $1.00 par value of common stock from 1,500,000 to 3,000,000 shares and approved the adoption of the resolution to amend the Corporation's 1996 Incentive Stock Option Plan to increase the number of shares of the Corporation's common stock, $1.00 par value, reserved for issue upon the exercise of options granted, from 13,500 shares (20,250 shares adjusted for the 50% stock dividend) to 60,000 shares.

              SHAREHOLDER VOTE WITH RESPECT TO MATTERS ACTED UPON AT THE ANNUAL MEETING

              ELECTION OF DIRECTORS. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. James F. Bomberg, Conrad C. Kaminski, Keith C. Winters, Michael J. Murry, Nicholas S. Logarakis and Duane P. Cherek were standing for reelection. The vote with respect to the reelection of each was as follows:

              JAMES F. BOMBERG
                                  1,360,944  Total votes were eligible to be
                                             cast
                                    911,422  Votes were represented in person or
                                             by proxy at the Annual Meeting
                                    909,120  Votes were cast "FOR" the
                                             reelection of Mr. Bomberg
                                          0  Votes were cast "AGAINST" the
                                             reelection of Mr. Bomberg
                                      2,302  Votes abstained or were broker
                                             non-votes

              CONRAD C. KAMINSKI
                                  1,360,944  Total votes were eligible to be
                                             cast
                                    911,422  Votes were represented in person or
                                             by proxy at the Annual Meeting
                                    908,920  Votes were cast "FOR" the
                                             reelection of Mr. Kaminski
                                          0  Votes were cast "AGAINST" the
                                             reelection of Mr. Kaminski
                                      2,502  Votes abstained or were broker
                                             non-votes

              KEITH C. WINTERS
                                  1,360,944  Total votes were eligible to be
                                             cast
                                    911,422  Votes were represented in person or
                                             by proxy at the Annual Meeting
                                    885,960  Votes were cast "FOR" the
                                             reelection of Mr. Winters
                                          0  Votes were cast "AGAINST" the
                                             reelection of Mr. Winters
                                     25,462  Votes abstained or were broker
                                             non-votes

              MICHAEL J. MURRY
                                  1,360,944  Total votes were eligible to be
                                             cast
                                    911,422  Votes were represented in person or
                                             by proxy at the Annual Meeting
                                    909,157  Votes were cast "FOR" the
                                             reelection of Mr. Murry
                                          0  Votes were cast "AGAINST" the
                                             reelection of Mr. Murry
                                      2,265  Votes abstained or were broker
                                             non-votes

              NICHOLAS S. LOGARAKIS
                                  1,360,944  Total votes were eligible to be
                                             cast
                                    911,422  Votes were represented in person or
                                             by proxy at the Annual Meeting
                                    909,120  Votes were cast "FOR" the
                                             reelection of Mr. Logarkis
                                          0  Votes were cast "AGAINST" the
                                             reelection of Mr. Logarakis
                                      2,302  Votes abstained or were broker
                                             non-votes

              DUANE P. CHEREK
                                  1,360,944  Total votes were eligible to be
                                             cast
                                    911,422  Votes were represented in person or
                                             by proxy at the Annual Meeting
                                    909,120  Votes were cast "FOR" the
                                             reelection of Mr. Cherek
                                          0  Votes were cast "AGAINST" the
                                             reelection of Mr. Cherek
                                      2,302  Votes abstained or were broker
                                             non-votes

              ADOPTION OF THE RESOLUTION TO AMEND THE CORPORATION'S ARTICLES OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF $1.00 PAR VALUE OF COMMON STOCK FROM 1,500,000 TO 3,000,000 SHARES. Under Wisconsin law, the resolution would be approved if, at the Annual Meeting, a greater number of votes were cast "FOR" the proposal than were cast "AGAINST" the proposal. Abstentions and broker non-votes were not counted except for purposes of establishing a quorum. The vote on the adoption of the resolution to amend the Corporation's Articles of Incorporation to increase the number of authorized shares of $1.00 par value of common stock from 1,500,000 to 3,000,000 shares was as follows:

                                  1,360,944  Total votes were eligible to be
                                             cast
                                    911,422  Votes were represented in person or
                                             by proxy at the Annual Meeting
                                    888,276  Votes were cast "FOR" the adoption
                                             of the resolution to amend the
                                             corporation's Articles of
                                             Incorporation to increase the
                                             number of authorized shares of
                                             $1.00 par value of common stock
                                             from 1,500,000 to 3,000,000 shares

                                     21,208  Votes were cast "AGAINST" the
                                             adoption of the resolution to amend
                                             the corporation's Articles of
                                             Incorporation to increase the
                                             number of authorized shares of
                                             $1.00 par value of common stock
                                             from 1,500,000 to 3,000,000 shares
                                      1,938  Votes abstained or were broker
                                             non-votes

              ADOPTION OF THE RESOLUTION TO AMEND THE CORPORATION'S 1996 INCENTIVE STOCK OPTION PLAN TO INCREASE THE NUMBER OF SHARES OF THE CORPORATION'S COMMON STOCK, $1.00 PAR VALUE, RESERVED FOR ISSUE UPON THE EXERCISE OF OPTIONS GRANTED, FROM 13,500 SHARES (20,250 SHARES ADJUSTED FOR THE 50% STOCK DIVIDEND) TO 60,000 SHARES. Under Wisconsin law, the resolution would be approved if, at the Annual Meeting, a greater number of votes were cast "FOR" the proposal than were cast "AGAINST" the proposal. Abstentions and broker non-votes were not counted except for purposes of establishing a quorum. The vote on the adoption of the resolution to amend the Corporation's 1996 Incentive Stock Option Plan to increase the number of shares of the Corporation's common stock, $1.00 par value, reserved for issue upon the exercise of options granted, from 13,500 shares (20,250 shares adjusted for the 50% stock dividend) to 60,000 shares was as follows:

                                  1,360,944  Total votes were eligible to be
                                             cast
                                    911,422  Votes were represented in person or
                                             by proxy at the Annual Meeting
                                    861,558  Votes were cast "FOR" the adoption
                                             of the resolution to amend the
                                             corporation's 1996 Incentive Stock
                                             Option Plan to increase the number
                                             of shares of the Corporation's
                                             common stock, $1.00 par value,
                                             reserved for issue upon the
                                             exercise of options granted, from
                                             13,500 shares (20,250 shares
                                             adjusted for the 50% stock
                                             dividend) to 60,000 shares
                                     40,464  Votes were cast "AGAINST" the
                                             adoption of the resolution to amend
                                             the corporation's 1996 Incentive
                                             Stock Option Plan to increase the
                                             number of shares of the
                                             Corporation's common stock, $1.00
                                             par value, reserved for issue upon
                                             the exercise of options granted,
                                             from 13,500 shares (20,250 shares
                                             adjusted for the 50% stock
                                             dividend) to 60,000 shares
                                      9,400  Votes abstained or were broker
                                             non-votes


Item 5        Other Information - NONE

Item 6        Exhibits and Reports on Form 8-K

              The Corporation did not file any reports on Form 8-K during the three months ended June 30, 1998. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                               MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
                               ------------------------------------------------
                                                 (Registrant)




Date       August 7, 1998                      /s/ Michael J. Murry
      ---------------------------              ---------------------------------
                                               Michael J. Murry
                                               Chief Executive Officer &
                                               Chairman  of the Board of
                                               Directors


Date       August 7, 1998                      /s/ James C. Mroczkowski
      ---------------------------              ---------------------------------
                                               James C. Mroczkowski
                                               Vice President & Chief Financial
                                               Officer
                                               Principal Financial Officer