Form 10-Q
period 1998-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1998-11-13
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                                -----------    -----------
Commission file Number  0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Wisconsin                                39-1413328
  ------------------------------------------------        ----------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                         Identification Number)


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
Yes    X      No
      ---          ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, par value $1.00 per share              1,499,727 Shares
------------------------------------------       -------------------------------
                 Class                           Outstanding at November 1, 1998

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                               PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Statements of Financial Condition as of September
         30, 1998 and December 31, 1997                                                             3

         Unaudited Consolidated Statements of Income for the Three Months and
         the Nine Months ended September 30, 1998 and 1997
                                                                                                    4

         Unaudited Consolidated Statements of Cash Flows for the Nine Months ended
         September 30, 1998 and 1997                                                                5

         Notes to Unaudited Consolidated Financial Statements                                       6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                          10

Item 3. Quantitative and Qualitative Disclosure About Market Risk                                   18

PART II. OTHER INFORMATION

Items 1-6                                                                                           19

Signatures                                                                                          20

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                                       SEPTEMBER, 30         DECEMBER 31,
                                                                          1998                  1997
                                                                       -------------         ------------
                                                                                 (In Thousands)
ASSETS
Cash and due from banks                                                $   9,155               $  10,694
Interest-bearing deposits at other banks                                   1,485                     821
Federal funds sold                                                         4,017                   3,843
                                                                       ---------               ---------
Cash and cash equivalents                                                 14,657                  15,358
Securities available-for-sale at fair value:
  Investment securities                                                   20,854                  12,649
  Mortgage-related securities                                             26,246                  28,169
Loans receivable                                                         249,279                 227,178
Accrued interest receivable                                                1,726                   1,553
Federal Home Loan Bank stock                                               1,072                   1,050
Premises and equipment                                                     9,814                   8,891
Other assets                                                               2,499                   1,830
                                                                       ---------               ---------
Total assets                                                           $ 326,147               $ 296,678
                                                                       =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                             $ 288,042               $ 264,669
  Borrowings                                                               4,710                   1,500
  Accrued interest payable                                                   367                     332
  Advance payments by borrowers for taxes and insurance                    1,280                     179
  Other liabilities                                                          796                     502
                                                                       ---------               ---------
Total liabilities                                                        295,195                 267,182

Stockholders' equity
  Common stock $1.00 par value;
    shares authorized: 3,000,000--1998; 1,500,000--1997
    shares issued: 1,507,788--1998; 1,491,241--1997
    shares outstanding: 1,499,683--1998; 1,490,812--1997                   1,508                   1,491
  Additional paid in capital                                              10,826                  10,421
  Net unrealized gain on securities available-for-sale                       184                      19
  Retained earnings                                                       18,712                  17,574
  Treasury stock, at cost--(8,105 shares--1998; 429
    shares--1997)                                                           (278)                     (9)
                                                                       ---------               ---------
Total stockholders' equity                                                30,952                  29,496
                                                                       ---------               ---------
Total liabilities and stockholders' equity                             $ 326,147               $ 296,678
                                                                       =========               =========


See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME




                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                        1998       1997             1998      1997
                                                        ----       ----             ----      ----

                                                           (In Thousands, except per share data)
Interest income:
  Loans, including fees                               $ 5,085   $ 4,648           $14,771   $13,192
  Investment securities:
    Taxable                                               167       251               541       757
    Exempt from federal income taxes                      107         2               137         2
  Mortgage-related securities                             413       372             1,387     1,082
  Other                                                   118       105               378       458
                                                      -------   -------           -------   -------
Total interest income                                   5,890     5,378            17,214    15,491

Interest expense:
  Deposits                                              2,708     2,294             7,791     6,498
  Borrowings                                               11        27                46       192
                                                      -------   -------           -------   -------
Total interest expense                                  2,719     2,321             7,837     6,690

Net interest income                                     3,171     3,057             9,377     8,801
Provision for loan losses                                  50        48               200       144
                                                      -------   -------           -------   -------
Net interest income after provision for
  loan losses                                           3,121     3,009             9,177     8,657

Non-interest income:
  Service charges on deposit accounts                     185       164               560       509
  Service charges on loans                                 74        50               148        90
  Net gain on securities sales                              6        35                55        78
  Other                                                   264       184               775       542
                                                      -------   -------           -------   -------
                                                          529       433             1,538     1,219

Non-interest expenses:
  Salaries and employee benefits                        1,435     1,263             4,687     4,181
  Premises and equipment                                  380       387             1,187     1,067
  Data processing fees                                    156       158               474       455
  Federal deposit insurance premiums                       30        20                67        57
  Other                                                   544       515             1,642     1,526
                                                      -------   -------           -------   -------
                                                        2,545     2,343             8,057     7,286

Income before income taxes                              1,105     1,099             2,658     2,590
Income taxes                                              382       408               929       970
                                                      -------   -------           -------   -------
Net income                                            $   723   $   691           $ 1,729   $ 1,620
                                                      =======   =======           =======   =======

Basic earnings per share                              $  0.48   $  0.48           $  1.15   $  1.13
                                                      =======   =======           =======   =======

Diluted earnings per share                            $  0.47   $  0.47           $  1.14   $  1.12
                                                      =======   =======           =======   =======

Dividends per share                                   $  0.15   $  0.12           $  0.39   $  0.36
                                                      =======   =======           =======   =======


See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                1998                     1997
                                                                           ------------             ------------

                                                                                       (In Thousands)
OPERATING ACTIVITIES
  Net income                                                                  $  1,729               $  1,620
  Adjustments to reconcile net income to cash provided by
     Operating activities:
          Provision for loan losses                                                200                    144
          Provision for depreciation                                               427                    379
          Net amortization of investments securities premiums and discounts         81                     97
          Net realized investment security gains                                   (55)                   (78)
          Increase in accrued interest receivable                                 (173)                  (131)
          Increase (decrease) in accrued interest payable                           35                    (22)
          Other                                                                   (454)                   233
                                                                              --------               --------
Net cash provided by operating activities                                        1,790                  2,242

INVESTING ACTIVITIES
Purchases of securities available-for-sale                                     (21,471)               (15,177)
Proceeds from sales of securities available-for-sale                            10,538                 12,308
Proceeds from redemptions and maturities of securities available-for-sale        4,869                  6,966
Net increase in loans                                                          (22,301)               (26,237)
Purchase of premises and equipment                                              (1,350)                (1,491)
Redemption (purchase) of Federal Home Loan Bank stock                              (22)                    68
                                                                              --------               --------
Net cash used by investing activities                                          (29,737)               (23,563)

FINANCING ACTIVITIES
Net increase in deposits                                                        23,373                 24,034
Net increase (decrease) in borrowings                                            3,210                 (6,850)
Increase in advance payments by borrowers for taxes and insurance                1,101                  1,381
Payments of cash dividends to stockholders                                        (591)                  (523)
Purchase of treasury stock                                                        (613)                  (251)
Proceeds from sale of treasury stock                                               344                  1,255
Proceeds from issuing additional common stock                                      422                     62
                                                                              --------               --------
Net cash provided by financing activities                                       27,246                 19,108

Decrease in cash and cash equivalents                                             (701)                (2,213)
Cash and cash equivalents at beginning of period                                15,358                 22,272
                                                                              --------               --------
Cash and cash equivalents at end of period                                    $ 14,657               $ 20,059
                                                                              ========               ========


Supplemental cash flow information:
  Interest paid                                                               $  7,802               $  6,706
  Income taxes paid                                                                809                    688


See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 1998

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1997.

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

NOTE B -- EARNINGS PER SHARE

On August 27, 1998 the Board of Directors of the Corporation declared a 10% common stock dividend that was distributed on October 15, 1998 to shareholders of record on October 1, 1998. All prior periods share data have been adjusted to reflect the 10% stock dividend.

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

Presented below are the calculations for basic and diluted earnings per share:



                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                              1998             1997              1998             1997
       Basic
---------------------------------------------------------------------------------------       ----------------------------
       Net income                                          $   722,854     $    690,958       $ 1,729,469      $ 1,619,914
       Weighted average shares outstanding                   1,502,631        1,443,193         1,499,139        1,428,990
       Basic earnings per share                            $      0.48     $       0.48       $      1.15      $      1.13
                                                           ============================       ============================

       Diluted:
---------------------------------------------------------------------------------------       ----------------------------
       Net income                                          $   722,854     $    690,958       $ 1,729,469      $ 1,619,914
       Weighted average shares outstanding                   1,502,631        1,443,193         1,499,139        1,428,990
       Effect of dilutive stock options outstanding             20,105           15,450            16,570           14,404
                                                           ----------------------------       ----------------------------
       Diluted weighted average shares outstanding           1,522,736        1,458,643         1,515,709        1,443,394
       Diluted earnings per share                          $      0.47     $       0.47       $      1.14      $      1.12
                                                           ============================       ============================


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

The following table presents the Corporation's comprehensive income.



                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                             1998           1997             1998           1997
                                                      ----------------------------      ----------------------------
Net income                                            $    722,854     $   690,958      $ 1,729,469      $ 1,619,914
Other comprehensive income
 Net change in unrealized securities gains
   (losses), net                                           198,714          89,280          165,127         (260,999)
                                                      ----------------------------      ----------------------------
Total comprehensive income                            $    921,568     $   780,238      $ 1,894,596      $ 1,358,915
                                                      ============================      ============================


NOTE D -- LOANS RECEIVABLE

Loans are comprised of the following categories:


                                                            September 30
                                                          1998         1997
                                                      ---------    ---------
                                                            (In Thousands)
               Commercial business loans              $  62,201    $  55,730
               Commercial real estate                   100,311       69,128
               Real estate mortgages                     75,479       81,591
               Installments                              12,952       10,771
               Other                                        651          796
                                                      ---------    ---------
               Total loans                              251,594      218,016
               Unearned income                              (48)         (69)
               Allowance for loan losses                 (2,267)      (2,064)
                                                      ---------    ---------
               Loans, net                             $ 249,279    $ 215,883
                                                      =========    =========


The following table presents changes in the allowance for loan losses:



                                                                Nine Months Ended September 30
                                                                 1998                    1997
                                                          ---------------------------------------
                                                                         (In Thousands)
               Balance at January 1                            $  2,093                  $  1,939
                    Provisions                                      200                       144
                    Charge-offs                                    (32)                      (19)
                    Recoveries                                        6                         0
                                                          -------------            --------------
               Balance at September 30                         $  2,267                  $  2,064
                                                          =============            ==============


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

As of September 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized Lincoln Community Bank as well capitalized and Lincoln State Bank and Franklin State Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.



                                                                                              To Be Well Capitalized
                                                                        For Capital            Under Prompt Corrective
                                               Actual                Adequacy Purposes          Action Provisions
                                      ------------------------------------------------------ --------------------------
                                         Amount       Ratio         Amount       Ratio         Amount       Ratio
                                      ------------------------------------------------------ --------------------------
          AS OF SEPTEMBER 30, 1998                                    (In Thousands)
          Total Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank        $13,355         9.37%      $11,402       >8.00%        $14,253     >10.00%
               Lincoln Community          12,144        16.32%        5,951       >8.00%          7,439     >10.00%
               Franklin State Bank         3,794         9.59%        3,135       >8.00%          3,919     >10.00%

          Tier 1 Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank         12,211         8.57%        5,701       >4.00%          8,552      >6.00%
               Lincoln Community          11,382        15.30%        2,976       >4.00%          4,463      >6.00%
               Franklin State Bank         3,433         8.76%        1,568       >4.00%          2,351      >6.00%

          Tier 1 Capital (to Average
             Assets):
               Lincoln State Bank         12,211         7.56%        6,461       >4.00%          8,076      >5.00%
               Lincoln Community          11,382        11.65%        3,909       >4.00%          4,886      >5.00%
               Franklin State Bank         3,433         7.66%        1,794       >4.00%          2,242      >5.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At September 30, 1998, the Corporation's consolidated total assets were $326.1 million as compared to $296.7 million at December 31, 1997. This increase was due to a $23.4 million increase in total deposits, which was used to fund purchases of investment securities and fund new loan relationships.

Investment securities available-for-sale increased $8.2 million, or 64.9% from $12.6 million at December 31, 1997 to $20.9 million at September 30, 1998. Purchases of tax-exempt securities caused the increase.

Mortgage-related securities available-for-sale decreased $1.9 million, or 6.8% from $28.2 million at December 31, 1997, to $26.2 million at September 30, 1998. Purchases of mortgage-related securities were offset by sales, redemptions and maturities of this type of security.

Loans receivable increased $22.1 million, or 9.7%, from $227.2 million at December 31, 1997 compared to $249.3 million at September 30, 1998. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate, and guarantees located in the Corporation's primary market area and mortgages secured by residential properties also located in the Corporation's market area. At September 30, 1998 the Corporation has not designated any loans held for sale.

Stockholders' equity at September 30, 1998 was $31.0 million compared to $29.5 million at December 31, 1997, an increase of $1.5 million. The change in stockholders' equity consists of net income of $1.7 million, $422,000 from the issuance of additional common stock, the $165,000 net increase in the market value of securities categorized as available for sale, less the net purchase of treasury stock of $269,000 and payments of dividends to shareholders of $591,000.

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

Nonperforming assets are summarized, for the dates indicated, as follows:



                                                      September 30,      December 31,
                                                          1998              1997
                                                      ------------       ------------

                                                         (dollars in thousands)
Non-accrual loans:
    Mortgage loans
      One-to-four family                                $393                $383
      Commercial real estate                              12                  82
                                                        ----                ----
        Total mortgage loans                             405                 465

    Commercial business                                  109                 177
    Consumer and other                                   100                  57
                                                        ----                ----
        Total non-accrual loans                          614                 699

Other real estate owned                                    0                   0
                                                        ----                ----
        Total nonperforming assets                      $614                $699
                                                        ====                ====

RATIOS:
Non-accrual loans to total loans                        0.24%               0.32%
Nonperforming assets to total assets                    0.19                0.24
Loan loss allowance to non-accrual loans              369.22              299.42
Loan loss allowance to total loans                      0.90                0.91


Nonperforming assets decreased by $85,000 from $699,000 at December 31, 1997 to $614,000 at September 30, 1998, a decrease of 12.2%. Payments collected on past-due loans caused the decrease. Management believes that losses on the remaining balances will be minimal, due to the collateral position in each situation.

Results of Operations

Net interest income for the three months ended September 30, 1998 was $3.17 million, an increase of 3.7% from the $3.06 million reported for the same period in 1997. The increased volume of interest-earning assets accounted for the higher net interest income. The net interest income generated by additional volume was partially offset by the reduced net interest spread. The weighted average yield on interest-earning assets decreased from 8.20% for the three months ended September 30, 1997 to 7.95% for the same period in 1998. Competitive pressures and the increased volumes of low yielding fed funds caused the weighted average yield on interest earning assets to decline. The higher average cost of new deposits generated caused the weighted average rate paid on deposits and borrowings to increase from 3.65% for the three months ended September 30, 1997 to 3.81% for the three months ended September 30, 1998. Net interest income for the nine months ended September 30, 1998 was $9.38 million, an increase of 6.5% from the $8.80 million reported for the same period in 1997. The increased volume of interest-earning assets was the primary reason for the improvement in the year-to-date net interest income as well.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the nine and three months ended September 30, 1998 and 1997.



                                                            During the                During the
                                                           Three Months               Nine Months
                                                              Ended                      Ended
                                                            September 30,             September 30,

                                                           1998        1997         1998         1997
                                                           ----        ----         ----         ----
           Weighted average yield on
              interest-earning assets                      7.95%       8.20%         7.98%       8.05%

           Weighted average rate paid on
              deposit accounts and borrowings              3.81        3.65          3.77        3.60
                                                        ---------------------------------------------

           Net interest spread                             4.14%       4.55%         4.21%       4.45%
                                                        =============================================

           Net interest margin (net interest
              income divided by average
              earning assets)                              4.28%       4.66%         4.35%       4.58%
                                                        =============================================


The provision for loan losses for the three-month period ended September 30, 1998 was $50,000 compared to $48,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the provision for loan losses was $200,000 compared to $144,000 for than the same period in 1997. The higher provision is primarily due to increases in the loan portfolio and not any anticipated loan losses. In fact, the Corporation's ratio of nonperforming loans to total loans is well below its peer group average. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-interest income for the three months ended September 30, 1998 was $529,000 compared to $433,000 for the three months ended September 30, 1997, an increase of $96,000, or 22.2%. Non-interest income for the nine months ended September 30, 1998 was $1.5 million compared to $1.2 million for the nine months ended September 30, 1997, an increase of $319,000, or 26.2%. The increase for both periods is due to fees collected on ATM transactions and higher service charges on loans.

Non-interest expense for the three months ended September 30, 1998 was $2.55 million compared to $2.34 million for the three months ended September 30, 1997, an increase of $202,000, or 8.6%. Non-interest expense for the nine months ended September 30, 1998 was $8.06 million compared to $7.29 million for the nine months ended September 30, 1997, an increase of $770,000, or 10.6%. Salaries and employee benefits increased $172,000 or 13.6% to $1.44 million for the three-month period ended September 30, 1998 compared to $1.26 million for the 1997 three-month period. Salaries and employee benefits increased $506,000 or 12.1% from $4.18 million for the nine-month period ended September 30, 1997 to $4.69 million for the nine-month period ended September 30, 1998. Employee promotions, higher benefit costs and additions in personnel accounted for the change. Premises and equipment expense decreased $7,000 or 1.8% from $387,000 for the three-month period ended September 30, 1997 compared to $380,000 for the three-month period ended September 30, 1998. Premises and equipment expense increased $120,000 or 11.2% from $1.07 million for the nine-month period ended September 30, 1997 compared to $1.19 million for the nine-month period ended September 30, 1998. The construction of the Corporation's headquarters and repairs to existing facilities accounted for the change. Federal deposit insurance premiums increased $10,000 or 50.0% from $20,000 for the three-month period ended September 30, 1997 to $30,000 for the three-month period ended September 30, 1997. The insurance premiums also increased $10,000 or 17.5% from $57,000 for the nine-month period ended September 30, 1997 to $67,000 for the three-month period ended September 30, 1998. The insurance premium increase can be attributed to the deposit growth being experienced at the subsidiary banks. Other expenses increased $29,000 or 5.6% in the third quarter and $115,000 or 7.5% for the nine-month period ended September 30, 1998. This can be attributed to increases in operating expenses such as office supplies, insurance costs and check losses.

Income before taxes for the three-month period ended September 30, 1998 was $1.11 million compared to $1.10 million for the three months ended September 30, 1997, an increase of $6,000 or 0.5%. Income before taxes for the nine-month period ended September 30, 1998 was $2.66 million compared to $2.59 million for the nine months ended September 30, 1997, an increase of $69,000 or 2.7%. The income tax expense for the three months ended September 30, 1998 decreased $26,000 over the 1997 third quarter tax expense. The effective tax rate for the three months ended September 30, 1998 was 34.6% compared to 37.1% for the three months ended September 30, 1997. The income tax expense for the nine months ended September 30, 1998 decreased $41,000 over the same period in 1997. The effective tax rate for the nine months ended September 30, 1998 was 34.9% compared to 37.5% for the nine months ended September 30, 1997. The decrease in the tax rate can be attributed to the purchase of tax-exempt investment securities held by the Corporation and a reallocation of expenses throughout the Corporation's subsidiaries. On an after tax basis, the Corporation reported net income of $723,000 for the three month period ended September 30, 1998 compared to $691,000 for the same period in 1997; while for the nine month period ended September 30, 1998, the Corporation reported net income of $1.73 million compared to $1.62 million for the same period in 1997.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $14.7 million and $15.4 million at September 30, 1998 and December 31, 1997, respectively.

Management believes liquidity and capital levels are adequate at September 30, 1998. For a discussion of regulatory requirements, see Note D to the Unaudited Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 1998.



                                                          AMOUNTS MATURING OR REPRICING AS OF SEPTEMBER 30, 1998
                                                   ----------------------------------------------------------------
                                                      WITHIN     SIX TO TWELVE   ONE TO FIVE      OVER
                                                    SIX MONTHS       MONTHS         YEARS      FIVE YEARS    TOTAL
                                                   ----------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                          $  26,104     $  22,438     $  70,576    $  10,159     $ 129,277
Adjustable-rate mortgage loans                        15,996        11,117        17,980           70        45,163
                                                   ----------------------------------------------------------------
      Total mortgage loans                            42,100        33,555        88,556       10,229       174,440
Commercial business loans                             31,042         9,263        21,766          128        62,199
Consumer loans                                         6,977         1,436         5,460          434        14,307
Tax-exempt loans                                         600             0             0            0           600
Mortgage-related securities                           14,916           247         9,158        1,925        26,246
Fixed rate investment securities and other             5,432             0         1,890        9,800        17,122
Variable rate investment securities and other          9,234         1,072             0            0        10,306
                                                   ----------------------------------------------------------------
      Total interest-earning assets                $ 110,301     $  45,573     $ 126,830    $  22,516     $ 305,220
                                                   ================================================================

Interest-bearing liabilities:
Deposits
  Time deposits                                    $ 106,202     $  42,160     $  11,190    $       4     $ 159,556
  NOW accounts                                         1,460         1,460        14,605        6,816        24,341
  Savings accounts                                     3,569         3,569        35,691       16,656        59,485
  Money market accounts                                  477           477         4,768        2,225         7,947
  Borrowings                                           4,710             0             0            0         4,710
  Advance payments for taxes and insurance             1,280             0             0            0         1,280
                                                  -----------------------------------------------------------------
        Total interest-bearing liabilities          $117,698      $ 47,666     $  66,254     $ 25,701     $ 257,319
                                                  =================================================================
Interest-earning assets less
interest-bearing Liabilities                       ($  7,397)    ($  2,093)    $  60,576    ($  3,185)    $  47,901
                                                   ================================================================

Cumulative interest rate sensitivity gap           ($  7,397)    ($  9,490)    $  51,086     $ 47,901
                                                   ==================================================
Cumulative interest rate sensitivity gap as a
  Percentage of total assets                           (2.27%)       (2.91%)       15.66%       14.69%
                                                   ==================================================

At September 30, 1998, the Corporation's ratio of cumulative interest-rate sensitive gap as a percentage of total assets was (2.27%) for six months and (2.91)% for one year maturities. Therefore, the Corporation is negatively gapped and may benefit from falling interest rates and conversely would adversely be effected by increasing interest rates.

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

Year 2000 Preparedness

The Year 2000 poses a potential risk to normal operations of both Information Technology (IT) and non-IT systems. The Year 2000 problem is pervasive and complex. The majority of computer operating systems and programs currently in use have been developed utilizing six digits date fields (YYMMDD). For example, December 31st, 1999, would be represented by "991231" in computer code. The two digit field for the year (in example "99") is the basis for all calculation formulas within most computer systems, particularly those processed through mainframe computers.

Up until now, this two-digit field has sufficed, using a subtraction of current date from some future date (up to 12-31-99). As the industry enters the year 2000, the digit-field "00" will not permit accurate calculations based on the current formulas. January 1, 2000 would be read as the year 000101. Many computer systems will recognize this date as the year 1900 or other erroneous dates. The potential impact is that data could cause system failures. This could affect all forms of financial accounts, pensions, personnel benefits, investments, legal commitments, record keeping, inventories, maintenance, and file retention.

Systems that work independently of IT equipment have the same potential for failure due to the prevalence of embedded computer chips. These "hidden" chips have forced the Corporation to review all of it's environmental, security, and communication systems.

Year 2000 Project Status

The Corporation has taken the Year 2000 issue very seriously. The Corporation sees the Year 2000 as an opportunity to help increase service, functionality, and performance to its customers. Outdated systems, procedures, and products are being replaced or renovated with those that will meet the challenges of the new millennium.

A Year 2000 project team was assembled early in 1997 to assess the scope of the project as it relates to all of the Corporation's banks and subsidiaries. Once this assessment was completed, an aggressive project plan was put into place that consists of renovating or replacing affected systems, validation and testing of any changes, effective risk management and employee and consumer awareness.

In developing it's Year 2000 Project Plan, the Corporation defined the Year 2000 problem in 5 stages:

Awareness:               The need to define the scope of the Year 2000 problem.
Assessment:              Identify all systems and components which are affected.
Renovation:              The problem should be "fixed" by the appropriate means.
Validation:              Year 2000 compliance must be tested.
Implementation:          Final confirmation of Year 2000 compliance.

The Corporation began working on its Year 2000 project in the spring of 1997. The project plan was written, personnel was recruited and timetables were established.

         Awareness:                 Completed Summer-Fall 1997
The awareness phase consisted of analyzing the effects that the Year 2000 posed to the Corporation. It was during this phase that the project plan was written, our company consultant was retained, the project time-lines established and introductory information was sent to our employees.

         Assessment:                Completed Fall 1997 - Spring 1998
The assessment phase consisted of a complete inventory of all the Corporation's facilities. This inventory was used to prioritize those systems considered mission-critical and assigning project team members to determine their Year 2000 compliance.

         Renovation:                80% Completed
The renovation phase consists of replacing or upgrading those systems that have been found non-Year 2000 compliant. Based on the type of systems in place, the renovation phase is projected to be completed by 1st quarter of 1999.

         Validation:                75% Completed
For those systems being renovated, they must be tested to ensure Year 2000 compliance. Each system is tested by individuals familiar with its operation and all tests are documented for support purposes. Validation will be completed along with renovation and implementation. No apparent problems inherent to the Year 2000 have been observed in the completed testing

         Implementation:   50% Completed
The implementation phase consists of implementing those renovated and validated systems. Based on the type of systems in place, the implementation phase is estimated to be completed in 2nd quarter of 1999.

Note: A outside service bureau provides the core processing systems for the Corporation. The renovation, validation, and implementation phases of its Year 2000 project were completed on October 4th, 1998.

Corporate Customers

The Corporation and its subsidiary banks have prepared a corporate contingency plan for addressing the Year 2000 problem and implementing the necessary changes. One of the facets of this contingency plan is to ensure that its customers are made aware of this problem and that they are involved at some level in reviewing their company's ability to handle and effectively deal with the year 2000. Each of the lending officers within the Corporation is aware of the Year 2000 Problem and has or will be reviewing those businesses to which funds have been borrowed to assure that they are also becoming Year 2000 ready. The same review process will be included with all new applicants.

Third Party Vendors

A third party vendor is a supplier, processor, or governmental agency that has material interfaces directly with the Corporation.

Significant Vendors

The Corporation is working directly with all vendors with material interfaces. It is the Corporation's goal that these interfaces be ready by March 1st, 1999. Currently, 75% of all interfaces have been tested and no apparent problems have been discovered. Below are several key interfaces and their project status:

         Deposit and Loan Processing:                Currently Completed
         Loan Preparation:                           Target January - 1999
         Payroll:                                    Target February - 1999
         Credit Card Processing:                     Currently Completed
         Asset Liability Management:                 Target March - 1999

Other Third Party Vendors

Other third party vendors are suppliers that provide services or products to the Corporation. All vendors have been queried as to their Year 2000 readiness. Approximately 90% of all vendors currently supply Year 2000 ready products or services. The remaining 10% have indicated that their products or services will be ready during the first half of 1999. To date, the Corporation is not aware of any vendor with a Year 2000 issue that would significantly impact the Corporation's operations, liquidity or capital resources. The Corporation has tested for readiness wherever possible and feels comfortable with the results. Should a vendor be unable to supply a Year 2000 ready product or services, the Corporation will follow those guidelines set forth in it's Year 2000 contingency plan.

Costs

Managing the Year 2000 issue will result in direct and indirect costs to the Corporation. Based on the program to date the Corporation has incurred $12,000 in fees to an external consultant. In addition, over the past months nearly all-existing hardware has been replaced and financed out of regular operating sources. These items of equipment would normally have been replaced irrespective of the Year 2000 issue. Internal staff costs incurred due to the project have amounted to approximately $15,000 to $20,000.

The Corporation anticipates that it will incur expenses, both internal and external for 1999 in the range of $30,000 to $50,000. Most of these costs will be incurred due to staff time being allocated to the project and for contingency planning preparation. The Corporation intends to fund these costs out of normal operating sources.

The estimated costs of, and timetable for, becoming Year 2000 compliant constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such estimates are based on numerous assumptions by management, including assumptions regarding the continued availability of certain resources, the accuracy of representations made by third parties concerning their compliance with Year 2000 issues, and other factors. The estimated costs of Year 2000 compliance also do not give effect to any future corporate acquisitions made by the Corporation or its subsidiaries.

Risk of Non-Compliance and Contingency Plans

Management of the Corporation believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The major applications which pose the greatest Year 2000 risk if the implementation of the Year 2000 Compliance Program is not successful are the Corporation's data processing system (which processes various documents to allow for accurate record keeping of transactional data), teller system and transaction interfaces (which provide customer access to accounts), loan system (which monitors and transacts loan payments by customers), and internal network system (which supports the computer components throughout the Corporation). Most of these systems are supported by external vendors. Failure by any of these systems could have a negative impact on the Corporation's ability to process its customers' transactions.

Although the Corporation intends to complete all Year 2000 activities in a timely fashion, and although the Corporation has initiated Year 2000 Communications with significant customers, vendors and other important parties, and is monitoring the progress of such communications, such third parties nonetheless represent a risk that cannot be assessed with precision nor absolutely controlled despite the Corporation's best efforts. For that reason, The Corporation is developing a contingency plan to address alternatives in the event of some kind of a Year 2000 failure. Preliminary work has been begun on such a plan and the Corporation anticipates that the plan should be completed by the end of the first quarter in 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Not Applicable

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

              As of September 30, 1998 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.       Changes in Securities - NONE

Item 3        Defaults upon Senior Securities - NONE

Item 4        Submission of Matters to Vote of Security Holders - NONE

Item 5        Other Information - NONE

Item 6        Exhibits and Reports on Form 8-K

              The Corporation did not file any reports on Form 8-K during the three months ended September 30, 1998. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                            MERCHANTS AND MANUFACTURERS
                                                BANCORPORATION, INC.
                                            ---------------------------
                                                    (Registrant)




Date       November 11, 1998               /s/ James F. Bomberg
      --------------------------           -------------------------------
                                            James F. Bomberg
                                            President & Chief Executive
                                            Officer



Date       November 11, 1998               /s/ James C. Mroczkowski
      --------------------------           -------------------------------
                                            James C. Mroczkowski
                                            Vice President & Chief Financial
                                            Officer
                                            Principal Financial Officer