Form 10-K405
period 1998-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1999-03-31
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                               -----------------     ------------------

Commission file number  0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Wisconsin                                  39-1413328
                   ---------                                  ----------
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

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable
                                                               ---------------

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


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of March 1, 1999, 1,488,621 shares of Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price) held by non-affiliates was approximately $52,114,000.

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                      *****

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


PART I
                                                                                                                  Page
         Item 1.         Business                                                                                    3
         Item 2.         Properties                                                                                  5
         Item 3.         Legal Proceedings                                                                           6
         Item 4.         Submission of Matters to a Vote of Security Holders                                         6

PART II
         Item 5.         Market for Registrant's Common Equity and Related Stockholder's Matters                     6
         Item 6.         Selected Financial Data                                                                     7
         Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations       8
         Item 7a.        Quantitative and Qualitative Disclosures About Market Risk                                 20
         Item 8.         Financial Statements and Supplementary Data                                                21
         Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       21


PART III
         Item 10.        Directors and Executive Officers of the Registrant                                         22
         Item 11.        Executive Compensation                                                                     22
         Item 12         Security Ownership of Certain Beneficial Owners and Management                             22
         Item 13.        Certain Relationships and Related Transactions                                             22

PART IV
         Item 14.        Exhibits, Financial Statements Schedules and Reports on Form 8-K                           22

SIGNATURES                                                                                                          23

                                     PART I
ITEM 1. BUSINESS
GENERAL

         Merchants and Manufacturers Bancorporation, Inc. (the Corporation), is a registered multi-bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation was organized in 1982, and in 1983 and 1984 acquired all of the outstanding stock of Lincoln State Bank, Milwaukee, Wisconsin and Franklin State Bank, Franklin, Wisconsin, respectively. In 1993, the Corporation acquired all of the outstanding shares of Lincoln Savings Bank, S.A., Milwaukee, Wisconsin. Lincoln State Bank and Franklin State Bank were chartered as commercial banks under the Wisconsin Banking Statutes, while Lincoln Savings Bank operated as a stock savings bank until 1997. In 1997 Lincoln Savings Bank converted from a Wisconsin stock savings bank to a Wisconsin commercial bank. Upon conversion Lincoln Savings Bank changed its name to Lincoln Community Bank.

         The Corporation operates seventeen banking facilities in Milwaukee and Waukesha counties. In addition to its subsidiary banks (Lincoln State Bank, Franklin State Bank and Lincoln Community Bank), the Corporation owns three non-bank subsidiaries, the Lincoln Neighborhood Redevelopment Corporation, which was organized for the purpose of redeveloping and rejuvenating certain areas located primarily on the near south side of Milwaukee, M&M Services, Inc., which was formed in 1994 to provide operational services to the Corporation's subsidiary banks and Achieve Mortgage Corporation, which was formed in 1997 to act as the Corporation's mortgage broker.

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

COMPETITION

         The subsidiary banks primarily serve the southern half of Milwaukee County and the southeastern portion of Waukesha County, including suburbs located to the south and west of the City of Milwaukee. There are presently in excess of one hundred other financial institutions in the primary service area that directly compete with Lincoln State Bank, Franklin State Bank and Lincoln Community Bank. In addition to competing with other commercial banks, the subsidiaries compete with savings and loan associations, credit unions, mortgage brokers, small-loan companies, insurance companies, investment banking firms and large retail companies. The principal methods of competition include interest rates paid on deposits and charged on loans, personal contacts and efforts to obtain deposits and loans, types and quality of services provided and convenience of the locations. Many of the Corporation's competitors are larger and have significantly greater financial resources than the Corporation and its subsidiaries.

EMPLOYEES

         At December 31, 1998, the Corporation and its subsidiaries employed 141 full-time and 55 part-time employees. The Corporation provides a wide range of benefits to employees, including educational activities, and considers its employee relations to be excellent. The Corporation conducts extensive training programs in order to enhance job-related knowledge and skills of its people and to train its employees with a sales-orientated approach to customers. Eligible employees participate in a 401K plan as well as group life and major medical insurance programs.

                        THE BANKS AND OTHER SUBSIDIARIES

         At or for the year ended December 31, 1998, the subsidiary banks (each consolidated with its appropriate subsidiaries; see "Other Subsidiaries") had total assets, total loans, total deposits, stockholder's equity, net income, and return on assets as follows (dollars in thousands):


                                          LINCOLN STATE BANK       LINCOLN COMMUNITY BANK        FRANKLIN STATE BANK
             ---------------------------- ------------------------ ----------------------------- -----------------------
             Total assets                         182,027                    $ 97,061                   $ 52,065
             Total loans                          150,650                      61,038                     42,428
             Total deposits                       154,141                      88,161                     47,561
             Stockholders' equity                  14,533                       8,639                      4,464
             Net income                             1,770                       1,191                        458
             Return on average assets               1.07%                       1.20%                      0.99%


         The Banks have consistent products, services and delivery systems and comply with similar regulatory guidance. As such they are not segments as that term is defined in Financial Accounting Standards Board Statement 131.

LINCOLN STATE BANK

         Lincoln State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1919. It operates full service branch offices in the southeastern Wisconsin communities of Muskego, New Berlin, Brookfield and Pewaukee. In addition it operates eight limited hours facilities in Milwaukee County. At December 31, 1998, Lincoln State Bank comprised 54.4% of the consolidated assets of the Corporation.

LINCOLN COMMUNITY BANK

         Lincoln Community Bank was organized as a state chartered mutual savings and loan association under the laws of the State of Wisconsin in 1910. It operates two full service branch offices in the city of Milwaukee. In April 1993, it converted from the mutual to stock form of organization, and all of the shares of stock issued by the converted association were acquired by the Corporation. In 1997 Lincoln Community Bank converted from a Wisconsin stock savings bank to a Wisconsin commercial bank. Its principal office and a branch office are located in Milwaukee, Wisconsin. At December 31, 1998, Lincoln Community Bank comprised 29.0% of the consolidated assets of the Corporation.

FRANKLIN STATE BANK

         Franklin State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1982. Its principal office and a branch office are located in Franklin, Wisconsin. At December 31, 1998, Franklin State Bank comprised 15.6% of the consolidated assets of the Corporation.

LINCOLN NEIGHBORHOOD REDEVELOPMENT CORPORATION

         The Lincoln Neighborhood Redevelopment Corporation (the Redevelopment Corporation) was formed in June of 1988 and is a wholly owned subsidiary of the Corporation. The Redevelopment Corporation was established to redevelop and rejuvenate certain areas located on the south-side of Milwaukee by, among other things, arresting decay and deterioration, working with local businesses to keep commercial areas strong and attractive, pursuing means to preserve and create jobs, encouraging appropriate land-use, involving community residents in economic planning and retaining and attracting businesses. As of December 31, 1998, Lincoln Neighborhood Redevelopment Corporation had assets of $103,000, $68,000 in liabilities and equity of $35,000.

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

OTHER SUBSIDIARIES

         Lincoln State Bank and Lincoln Community Bank each have a wholly owned subsidiary. In 1991 an investment subsidiary known as M&M - Lincoln Investment Corporation was formed to manage the majority of Lincoln State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of mortgage-backed and other investment securities from Lincoln State Bank in exchange for 100% of the stock of the subsidiary. In 1995 an investment subsidiary known as Lincoln Investment Management Corporation was formed to manage the majority of Lincoln Community Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $21 million of mortgage-backed and other investment securities from Lincoln Community Bank in exchange for 100% of the stock of the subsidiary. These subsidiaries are an intrinsic component of their respective parent banks and assets there of are included in the total assets of the respective Bank above.

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

         The main office of Lincoln State Bank is at 2266 South 13th Street, Milwaukee, Wisconsin. The South 13th Street location consists of a one-story building containing approximately 11,000 square feet. An adjacent building of approximately 750 square feet contains the two walk-up facilities operated by Lincoln State Bank. In addition, there are three drive-up facilities, and the parking lot provides space for 51 cars. One branch of Lincoln State Bank is located in a one-story, 1,700 square foot building at 13500 Janesville Road, Muskego, Wisconsin. The Muskego branch has three drive-up windows and parking facilities for 25 vehicles. Another branch of Lincoln State Bank was opened in May 1990 at 14000 West National Avenue, New Berlin, Wisconsin. The New Berlin branch contains approximately 7,000 square feet and has 4 drive-up facilities, 4 walk-up windows and parking for 27 vehicles. During 1995 Lincoln State Bank opened two other full-service branch locations one located at 17600 West Capitol Drive, Brookfield, Wisconsin and at 585 Ryan Street, Pewaukee, Wisconsin. Both facilities offer drive-up and walk-up facilities along with parking for both customers and employees. In addition, Lincoln State Bank operates customer facilities at Villa St. Francis located at South 20th and Ohio Streets in Milwaukee, at Clement Manor located at South 92nd Street and West Howard Avenue in Milwaukee, at Friendship Village located at North 73rd and West Dean Road in Milwaukee, at Stoney Creek Adult Community in Muskego, at the Milwaukee Protestant Home located on North Downer Avenue in Milwaukee and at Forest Ridge located in Hales Corners, Wisconsin. In 1998 Lincoln State Bank opened two new limited hour facilities. These offices are located in Landmark of West Allis and Lexington Village in the City of Greenfield.

         Franklin State Bank's main office is located in a three-story building at 7000 South 76th Street in Franklin, Wisconsin. The building contains 21,308 square feet, has five drive-up lanes and three automatic tellers. The parking lot accommodates 165 cars. The building is owned by the Corporation and leases space to Franklin State Bank. Portions of the building that are not used by Franklin State Bank are leased to various tenants. In 1998 Franklin State Bank opened a branch facility at 9719 South Franklin Drive in the Franklin Business Park, Franklin, Wisconsin. Franklin State Bank owns the facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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


                                                                      Quotation or Price
                                   Quarter Ended                     Bid              Ask
                                   --------------------------------------------------------------
                                   March 31, 1997                  $ 18.79          $  19.39
                                   June 30, 1997                     19.55             19.55
                                   September 30, 1997                20.15             20.15
                                   December 31, 1997                 28.03             28.33

                                   MARCH 31, 1998                  $ 30.30          $  30.30
                                   JUNE 30, 1998                     31.25             31.25
                                   SEPTEMBER 30, 1998                40.00             39.00
                                   DECEMBER 31, 1998                 39.50             39.50

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes certain historical financial data regarding the Corporation. This information is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Corporation presented elsewhere herein (dollars in thousands, except per share data):

                                                                         At or For the Year Ended December 31,
                                                             --------------------------------------------------------------------
                                                                 1998         1997          1996         1995          1994
                                                                 ----         ----          ----         ----          ----
   SELECTED BALANCE SHEET DATA
   Total assets                                                 $ 334,503     $ 296,678    $ 267,723     $ 264,247     $ 248,181
   Loans receivable, net                                          251,815       227,178      189,791       163,650       149,925
   Investment securities held to maturity                               0             0            0             0         4,326
   Investment securities available for sale                        15,721        12,649       15,499        15,833         9,464
   Mortgage-related securities available for sale                  22,850        28,169       27,154        44,251        54,634
   Deposits                                                       289,230       264,669      232,933       233,083       223,446
   Short-term borrowings                                           13,260         1,500        6,850         3,000             0
   Stockholders' equity                                            30,997        29,496       26,380        26,543        23,573
   Realized stockholders' equity(2)                                31,631        29,505       26,583        26,724        25,512

   SELECTED INCOME STATEMENT DATA
   Total interest income (taxable-equivalent)(1)                  $23,336       $21,126      $19,401      $ 18,479      $ 16,212
   Total interest expense                                          10,589         9,090        8,362         7,921         6,155
                                                             --------------------------------------------------------------------
         Net interest income                                       12,747        12,036       11,039        10,558        10,057
   Provision for loan losses                                          250           192          460           132            43
                                                             --------------------------------------------------------------------
         Net interest income after provision for
           loan losses                                             12,497        11,844       10,579        10,426        10,014

   Net gain (loss) on security sales                                  217            78           70            61         (244)
   Other noninterest income                                         2,113         1,578        1,485         1,267         1,185
                                                             --------------------------------------------------------------------
         Total noninterest income                                   2,330         1,656        1,555         1,328           941
   Noninterest expense                                             10,532         9,620       10,021         9,040         8,484
                                                             --------------------------------------------------------------------
         Income before income taxes                                 4,295         3,880        2,113         2,714         2,471
   Income taxes                                                     1,468         1,439          730           917           874
   Less taxable equivalent adjustment                                 121            32           73            96            73
                                                             --------------------------------------------------------------------
         Net income                                               $ 2,706       $ 2,409      $ 1,310       $ 1,701       $ 1,524
                                                             ====================================================================

   PER SHARE DATA(3)
   Net income - basic                                              $ 1.81        $ 1.67       $ 0.91        $ 1.16        $ 1.04
   Net income - diluted                                            $ 1.78        $ 1.65       $ 0.90        $ 1.15        $ 1.03
   Cash dividend declared                                          $ 0.59        $ 0.48       $ 0.48        $ 0.39        $ 0.31
   Book value                                                     $ 20.80       $ 19.78      $ 18.48       $ 18.06       $ 16.10
   Average shares outstanding                                   1,497,763     1,442,723    1,439,560     1,467,967     1,469,581

   OTHER DATA
   Net interest margin                                              3.64%         3.95%        3.87%         3.86%         3.93%
   Allowance for loan losses to non-accrual loans                 225.47%       299.42%      206.87%       232.92%       189.64%
   Nonperforming assets to total assets                             0.31%         0.24%        0.35%         0.25%         0.35%
   Stockholders' equity to total assets                             9.27%         9.94%        9.85%        10.04%         9.50%
   Average stockholders' equity to average assets                   9.69%         9.77%        9.94%        10.01%         9.87%
   Return on assets (ratio of net income to
     average total assets)                                          0.86%         0.86%        0.50%         0.67%         0.62%
   Return on stockholders' equity (ratio of net
     income to average equity)                                      8.92%         8.82%        5.00%         6.71%         6.27%
   Dividend payout ratio                                           32.85%        29.18%       52.75%        33.45%        29.79%
   Facilities:
       Number of full-service offices                                   9             8            8             8             6
       Number of limited services offices                               8             6            6             6             4


(1) Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with the Corporation's historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.
(2) Excludes SFAS 115 mark-to-market equity adjustment.
(3) All per share information presented in this report has been retroactively restated to give effect to the 3 for 2 stock split, declared in April 1998 and the 10% stock dividend declared in October 1998, as if each occurred as of January 1, 1994.

         The following table sets forth certain unaudited income and expense data on a quarterly basis for the periods indicated (dollars in thousands, except per share data):


                                                   1998                                                1997
                              ----------------------------------------------------------------------------------------------------
                                 3/31        6/30        9/30        12/31            3/31       6/30        9/30        12/31
                              ----------------------------------------------------------------------------------------------------
Interest income
  (taxable-equivalent) (1)         $5,643      $5,709      $5,940      $6,044          $4,952      $5,173      $5,386      $5,615
Interest expense                    2,512       2,606       2,719       2,752           2,168       2,201       2,321       2,400

                              ----------------------------------------------------------------------------------------------------
    Net interest income             3,131       3,103       3,221       3,292           2,784       2,972       3,065       3,215
Provision for loan losses              75          75          50          50              48          48          48          48
Noninterest income                    450         559         529         792             396         390         433         437
Noninterest expense                 2,965       2,546       2,545       2,476           2,625       2,318       2,343       2,334

                              ----------------------------------------------------------------------------------------------------
    Income before taxes               541       1,041       1,155       1,558             507         996       1,107       1,270
Income taxes                          180         367         382         539             196         366         408         469
Less taxable equivalent
    adjustment                         12          16          50          43               6           6           8          12
                              ====================================================================================================
    Net income                       $349        $658        $723        $976            $305        $624        $691        $789
                              ====================================================================================================

Basic earnings per share            $0.24       $0.44       $0.48       $0.65           $0.21       $0.44       $0.48       $0.54
                              ====================================================================================================

Diluted earnings per share          $0.23       $0.44       $0.47       $0.64           $0.21       $0.43       $0.48       $0.53
                              ====================================================================================================

Dividends per share                 $0.12       $0.13       $0.15       $0.20           $0.12       $0.12       $0.12       $0.12
                              ====================================================================================================

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion is intended as a review of significant factors affecting the Corporation's financial condition and results of operations as of and for the period ended December 31, 1998, as well as providing comparisons with previous years. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and the selected financial data presented elsewhere in this report.

NET INTEREST INCOME

         Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated the Corporation's interest rate sensitive assets and liabilities. Net interest income is the most significant component of earnings. Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes on a fully tax equivalent basis. A 34% incremental income tax rate, consistent with the Corporation's historical experience, is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

         Net interest income on a fully tax equivalent basis increased to $12.7 million in 1998, compared with $12.0 million in 1997 and $11.0 million in 1996. This increase of $711,000 in net interest income in 1998 was due primarily to an increase in the volume of earning assets in 1998 (a $2.8 million increase). This gain was partially offset by an increase in the volume of interest bearing liabilities (a $1.4 million increase).

         The total increase in average earning assets was primarily due to an increase in average loans of $29.2 million. All of the loan growth was internally generated. Interest bearing deposits increased $27.6 million in 1998. The Corporation's entrance into new markets, introduction of new products and its pricing of time deposits were contributing factors to the growth in deposits.

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


                                                               At or for the Year Ended December 31,
                               --------------------------------  --------------------------------   --------------------------------
                                              1998                              1997                              1996
                               --------------------------------  --------------------------------   --------------------------------
                                 AVERAGE               AVERAGE     Average               Average      Average              Average
                                 BALANCE    INTEREST    RATE       Balance    Interest    Rate        Balance   Interest     Rate
ASSETS                           -------    --------   -------     -------    --------   -------      -------   --------   -------
Loans(1),(2)                      $237,977    $19,985     8.40%     $208,807    $17,972     8.61%     $176,790    $15,230      8.61%
Loans exempt from federal
  income taxes(3)                      600         71    11.83%          683         77    11.27%          753         88     11.69%
Taxable investment
  securities(4)                     11,896        715     6.01%       16,043        967     6.03%       17,260      1,028      5.96%
Mortgage-related securities(4)      28,350      1,761     6.21%       23,629      1,508     6.38%       38,475      2,407      6.26%
Investment securities exempt
  from federal income
  taxes(3),(4)                       4,194        285     6.80%          233         18     7.73%        2,003        126      6.29%
Other securities                    10,079        519     5.15%       11,091        584     5.27%       10,139        522      5.15%
                                ----------------------            ----------------------             ---------------------
Interest earning assets            293,096     23,336     7.96%      260,486     21,126     8.11%      245,420     19,401      7.91%
Non interest earning assets         20,258                            19,082                            18,238
                                -----------                       -----------                        ----------
    Average Assets                $313,354                          $279,568                          $263,658
                                ===========                       ===========                        ==========

LIABILITIES AND STOCKHOLDERS'
    EQUITY
NOW deposits                       $23,656        592     2.50%      $21,466        405     1.89%      $23,011        479      2.08%
Money market deposits                7,407        176     2.38%        6,448        155     2.40%        6,291        158      2.51%
Savings deposits                    60,032      1,318     2.20%       61,575      1,327     2.16%       64,345      1,400      2.18%
Time deposits                      151,590      8,363     5.52%      125,600      7,010     5.58%      109,862      6,109      5.56%
Other borrowings                     2,454        140     5.70%        3,425        193     5.64%        3,564        216      6.06%
                                ----------------------            ----------------------             ---------------------
Interest bearing liabilities       245,139     10,589     4.32%      218,514      9,090     4.16%      207,073      8,362      4.04%
                                           -----------                       -----------                       -----------
Demand deposits and other non
    interest bearing
    liabilities                     37,846                            33,745                            30,369
Stockholders' equity                30,369                            27,309                            26,216
                                -----------                       -----------                        ----------
    Average Liabilities and
      stockholders' Equity        $313,354                          $279,568                          $263,658
                                ===========                       ===========                        ==========
Net interest income/spread                    $12,747     3.64%                 $12,036     3.95%                 $11,039      3.87%
                                           =====================             =====================             =====================
Net interest earning assets        $47,957                           $41,972                           $38,347
                                ===========                       ===========                        ==========
Net yield on interest earning
  assets                                                  4.35%                             4.62%                              4.50%
                                                      ==========                        ==========                        ==========
Ratio of average
  interest-earning
  assets to average interest-
  bearing liabilities                 1.20                              1.19                              1.19
                                ===========                       ===========                        ==========


(1) For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
(2) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.
(3) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.
(4) Average balances of securities available-for-sale are based on amortized cost.

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


                                                                          For the Year Ended December 31,
                                        ---------------------------------------------  ---------------------------------------------
                                                        1998 VS. 1997                                 1997 vs. 1996
                                        ---------------------------------------------  ---------------------------------------------
                                                INCREASE/(DECREASE)                             Increase/(Decrease)
                                                      DUE TO
                                        ----------------------------------  TOTAL      ---------------------------------  Due to
                                                                 VOLUME    INCREASE                            Volume    Increase
                                          VOLUME       RATE      & RATE   (DECREASE)     Volume      Rate      & Rate   (Decrease)
                                          ------       ----      ------   ----------     ------      ----      ------   ----------
Interest-Earning Assets:
  Loans receivable(1)                        $2,511     ($437)      ($61)     $2,013       $2,758      ($14)       ($2)      $2,742
  Loans exempt from federal
    income taxes(2)                            (10)          4          0        (6)          (8)        (3)          0        (11)
  Taxable investment securities               (250)        (3)          1      (252)         (74)         12          1        (61)
  Mortgage-related securities                   301       (40)        (8)        253        (928)         48       (19)       (899)
  Investment securities exempt
    from federal income taxes(2)                306        (2)       (37)        267        (112)         29       (25)       (108)
  Other securities                             (53)       (13)          1       (65)           49         12          1          62
                                        ---------------------------------------------  ---------------------------------------------
    Total interest-earning assets            $2,805     ($491)     ($104)      2,210       $1,685        $84      ($44)       1,725
                                        ==================================-----------  =================================------------

Interest-Bearing Liabilities:
  NOW deposits                                  $42       $132        $13       $187        ($32)      ($45)         $3       ($74)
  Money market deposits                          23        (2)          0         21            4        (7)          0         (3)
  Savings deposits                             (33)         25        (1)        (9)         (61)       (13)          1        (73)
  Time deposits                               1,451       (81)       (17)      1,353          875         23          3         901
  Other borrowings                             (54)          2        (1)       (53)          (9)       (15)          1        (23)
                                        ---------------------------------------------  ---------------------------------------------
    Total interest-bearing liabilities       $1,429        $76       ($6)     $1,499         $777      ($57)         $8        $728
                                        ==================================-----------  =================================------------
Net change in net interest income                                               $711                                           $997
                                                                          ===========                                   ============


(1) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

(2) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

PROVISION FOR LOAN LOSSES

         During 1998, the Corporation made a provision of $250,000 to the allowance for loan losses, as compared to a provision of $192,000 in 1997 and $460,000 in 1996. The 1996 increase did not reflect deteriorating quality in the loan portfolio but primarily reflected an increase in loan volume and management's assessment of general economic conditions. Loan charge-offs for 1998 increased by $10,000, over 1997 to $48,000. This compares to charge-offs of $82,000 in 1996. Although management considers the allowance for loan losses to be adequate to provide for potential losses in the loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that the subsidiary banks will not be required to make further and possibly larger additions to their allowance in the future.

NON-INTEREST INCOME

         Non-interest income increased $674,000 in 1998 and $101,000 in 1997. The composition of non-interest income is shown in the following table (in thousands).


                                                                             For the Year Ended December 31,
                                                                       1998              1997              1996
                                                            ----------------------------------------------------
              Service charges on deposit accounts                      $743              $746              $725
              Service charges on loans                                  255               141               172
              Net gain on securities sales                              217                78                70
              Other                                                   1,115               691               588
                                                            ====================================================
                  Total noninterest income                           $2,330            $1,656            $1,555
                                                            ====================================================

         Service charge income on deposit accounts decreased $3,000 in 1998 and increased $21,000 from 1996 to 1997. The decrease in the charges on eligible accounts caused the change in 1998 income, while the 1997 increase can be attributed to raising of fees assessed on deposit accounts.

         Service charges on loans increased $114,000 from $141,000 in 1997 to $255,000 in 1998. The 1998 increase can be attributed to the high volume of loan refinancing and the sizable increase in new loans generated.

         The Corporation recorded a net gain of $217,000 on the sale of $26.8 million of securities in 1998, $78,000 on the sale of $12.3 million of securities in 1997 and $70,000 on the sale of $15.8 million of securities in 1996. The proceeds from the sale of the investments were used to purchase short term variable rate securities and to meet existing loan demand.

         Other non-interest income increased $424,000 in 1998 and increased $103,000 in 1997. Two items were primarily responsible for the 1998 increase. The first was a $124,000 gain on the sale of $9.7 million of residential mortgage loans. The proceeds from the sale of these loans were used to fund new commercial loans and to meet the liquidity needs of the banks. The other component of increased fee income is the charge assessed non-customers for the use of the Corporation's automated teller machines. The Corporation initiated a surcharge in late 1997 that charged non-customers $1.00 per ATM transaction. This new source of income generated $309,000 of additional income in 1998 over 1997. The Corporation anticipates this income may decline in the future as consumers adjust their ATM use habits and as the Corporation shares these revenues with merchants that allow the banks to place machines in their businesses.

NON-INTEREST EXPENSE

         Non-interest expense increased $912,000 (9.5%) for the year ended December 31, 1998, and decreased $401,000 (4.0%) for the year ended December 31, 1997. The major components of non-interest expense are shown in the following table (in thousands).


                                                                           For the Year Ended December 31,
                                                                       1998              1997              1996
                                                            ----------------------------------------------------
              Salaries and employee benefits                         $6,099            $5,453            $5,223
              Premises and equipment                                  1,580             1,412             1,340
              Data processing fees                                      623               612               561
              SAIF Assessment                                             0                 0               604
              Federal deposit insurance premiums                         95                75               159
              Other                                                   2,135             2,068             2,134
                                                            ====================================================
                  Total noninterest expense                         $10,532            $9,620           $10,021
                                                            ====================================================


         Salaries and employee benefits increased $646,000 in 1998, reflecting additional staff hires, higher benefit costs, changes in personnel and normal pay raises. The 1998 increase in the cost of employee benefits, particularly medical insurance amounted to $75,000.

         Premises and equipment expense increased $168,000 in 1998. The increase was due to the first full year operation of the corporate headquarters completed in May 1997 and the construction of the Franklin State Bank branch office that was completed in October 1998. The $72,000 increase in 1997 was the result of the construction of the corporate headquarters and increase in regular occupancy expenses.

         Data processing fees increased $11,000 in 1998 and $51,000 in 1997. The increases were due to increased volume and new services being provided by the service bureau.

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

         Federal deposit insurance fees represent premiums paid for FDIC insurance on the banks' deposits. The FDIC assesses the banks based on the level of deposits. The 1998 insurance premium increased $22,000, due to the higher level of deposits. In 1995 the Bank Insurance Fund (BIF) reached its prescribed capitalization level mandated by Congress as part of FDIC Institutions Improvement Act of 1991. As a result the bank's premium was reduced by $84,000 in 1997.

         Other expenses increased $67,000 in 1998. These increases are the result of changes in operating expenses such as consulting fees, examination costs, insurance costs, robberies and check losses. In 1997 other expenses decreased $66,000. The decrease was primarily due to a reduction in service charges being paid to the Corporation's corespondent bank and a decrease in the Corporation's annual fee to the Lincoln Neighborhood Redevelopment Corporation.

INCOME TAXES

         The Corporation's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans and interest income on securities in the M&M Lincoln Investment Corporation portfolio and Lincoln Investment Management Corporation for which state taxes are not imposed. The Corporation recorded provisions for income taxes totaling $1.4 million in 1998, $1.4 million in 1997 and $730,000 in 1996. Although the 1998 tax expense increased $29,000, the effective tax rate declined from 37.4% in 1997 to 35.2% in 1998. This was achieved by increasing the balance of tax-exempt securities. The increase in 1997 income taxes is a result of higher taxable income.

NET INCOME

         For the years ended December 31, 1998, 1997 and 1996, the Corporation posted net income of $2.706 million, $2.409 million and $1.310 million, respectively.

LOANS RECEIVABLE

         Net loans receivable increased $24.6 million, or 10.8%, from $227.2 million at December 31, 1997, to $251.8 million at December 31, 1998. Loans receivable consist mainly of mortgages secured by residential properties located in the Corporation's primary market area and commercial loans secured by business assets, real estate, and guarantees. The following table shows the composition of the Corporation's loan portfolio on the dates indicated (in thousands):


                                                                                At December 31,
                                                        1998              1997             1996              1995             1994
                                             --------------------------------------------------------------------------------------
  First Mortgage:
    Conventional single-family residential           $43,912           $58,821          $58,358           $57,629          $55,478
    Commercial and multifamily residential           112,015            78,365           61,707            44,594           42,046
    Construction and land                             15,853            18,191           12,872            12,619            8,254
                                             --------------------------------------------------------------------------------------
                                                     171,780           155,377          132,937           114,842          105,778
  Commercial business loans                           64,094            56,846           45,036            36,605           35,118
  Consumer and installment loans                      13,578            12,220           10,984            10,810            7,377
  Leases                                               2,599             2,311              599                 0                0
  Home equity loans                                    1,346             1,496            1,367             1,695            1,577
  Other                                                  763             1,081              883             1,326            1,644
                                             --------------------------------------------------------------------------------------
                                                      82,380            73,954           58,869            50,436           45,716
  Less:
    Deferred loan fees                                    43                60               76                95              105
    Allowance for loan losses                          2,302             2,093            1,939             1,533            1,464
                                             ======================================================================================
                                                    $251,815          $227,178         $189,791          $163,650         $149,925
                                             ======================================================================================




         The following table presents information as of December 31, 1998 regarding first mortgage and commercial business loan maturities and contractual principal repayments of loans during the periods indicated. Loans with adjustable interest rates are shown maturing in the year of their contractual maturity. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                         AFTER ONE BUT
                                                           WITHIN           WITHIN                AFTER
                                                          ONE YEAR       FIVE  YEARS            FIVE YEARS           TOTAL
                                                        ----------------------------------------------------------------------
          COMMERCIAL BUSINESS LOANS                        $34,829          $29,042               $   223          $ 64,094
          FIRST MORTGAGE LOANS                              56,281           81,478                34,021           171,780
                                                        ----------------------------------------------------------------------
                                                           $91,110         $110,520               $34,244          $235,874
                                                        ======================================================================
          LOANS MATURING AFTER ONE YEAR WITH:
          FIXED INTEREST RATES                                             $103,506               $11,337
          VARIABLE INTEREST RATES                                             7,013                22,907
                                                                          ----------------------------------
                                                                           $110,519               $34,244
                                                                          ==================================

ALLOWANCE FOR LOAN LOSSES

         The Corporation maintains an allowance for loan losses to absorb estimated losses in its loan portfolio. Management's determination of the adequacy of the allowance is based on review of specific loans, past loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in the risk factors of the loan portfolio, the allowance is below the level considered to be adequate to absorb estimated losses, the periodic provision to the allowance is increased. Loans deemed uncollectible are charged off and deducted from the allowance. The allowance for loan losses increased from $2.093 million at December 31, 1997, to $2.302 million at December 31, 1998. This increase was because of growth in loan volume in general, and growth in commercial business loans specifically, and the Corporation's decision to maintain or increase its allowance for loan losses as a percentage of outstanding loans because of growing uncertainty regarding economic conditions. The ratio of the allowance for loan losses to total loans was 0.91% for 1998 and 0.91% in 1997. Based on the present economic environment and its present analysis of the financial condition of the borrowers, the Corporation considers the present allowance to be appropriate and adequate to cover potential losses inherent in the loan portfolio, however, changes in future economic conditions and in the financial condition of borrowers cannot be predicted at this time. Deterioration in such conditions could result in increases in charge-offs or adversely classified loans and accordingly, in additional provisions for loan losses.

         The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table (dollars in thousands):

                                                                    At or for the Year Ended At December 31,
                                                         1998              1997             1996              1995             1994
                                              --------------------------------------------------------------------------------------
  Balance at beginning of year                         $2,093            $1,939           $1,533            $1,464           $1,356
  Charge-offs:
    Conventional single-family mortgage
      residential                                           0                 0               70                20                0
    Commercial business loans                              21                 4                5                27                6
    Consumer and installment loans                         27                34                8                16                6
                                              --------------------------------------------------------------------------------------
  Total charge-offs                                        48                38               83                63               12
  Recoveries                                              (7)                 0             (29)                 0             (77)
                                              --------------------------------------------------------------------------------------
  Net charge-offs (recoveries)                             41                38               54                63             (65)
  Provisions charged to operations                        250               192              460               132               43
                                              ======================================================================================
  Balance at end of year                               $2,302            $2,093           $1,939            $1,533           $1,464
                                              ======================================================================================
  Ratios:
   Net charge-offs (recoveries) to
     average loans outstanding                          0.02%             0.02%            0.03%             0.04%          (0.05)%
   Net charge-offs (recoveries) to total
     allowance                                          1.78%             1.81%            2.78%             4.11%          (4.44)%
   Allowance to year end gross loans
     outstanding                                        0.91%             0.91%            1.01%             0.93%            0.97%

NON-PERFORMING AND DELINQUENT LOANS

         When in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status and interest previously accrued but unpaid is deducted from interest income. The Corporation does not recognize income on any loans past due 90 days or more. In 1998, $24,000 of additional income on nonaccrual loans would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the year. Additionally in 1998 the Corporation recorded $68,000 of interest income on non-accrual loans that was included in net income for the year. The following table summarizes non-performing assets on the dates indicated (dollars in thousands):

                                                                                At December 31,
                                                        1998              1997             1996              1995             1994
                                             --------------------------------------------------------------------------------------
  Nonaccrual loans                                   $ 1,021              $699             $938              $658             $772
  Real estate in judgment                                  0                 0                0                 0               24
  Other real estate owned                                  0                 0                0                 0               73
                                             ======================================================================================
  Total non-performing assets                        $ 1,021              $699             $938              $658             $869
                                             ======================================================================================
  Ratios:
   Non-accrual loans to total loans                    0.40%             0.30%            0.49%             0.40%            0.51%
   Allowance to non-accrual loans                    225.47%           299.42%          206.72%           232.98%          189.64%
   Non-performing assets to total assets               0.31%             0.24%            0.35%             0.25%            0.35%


INVESTMENT AND MORTGAGE RELATED SECURITIES

         Investment securities at December 31, 1998, are made up of U.S. Treasury and agency securities of $1.517 million, government agency mortgage-backed securities of $20.659 million, SBA certificates of $628,000, state and political subdivision certificates of $10.517 million, collateralized mortgage obligations of $2.191 million and mutual funds of $3.059 million. Total investment securities equaled $38.571 million. This compares to $40.818 million on December 31, 1997.

         Management determines the appropriate classification of securities (including mortgage-related securities) at the time of purchase. Held-to-maturity securities are stated at amortized cost where as available for sale securities are stated at fair value with changes in fair value reflected as a component of net income, net of tax . See notes one and two to Consolidated Financial Statements for further details.

         Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

         The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization is included in interest income from the related security. Interest and dividends are included in interest income from the related securities. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

         The reason for the decrease in investment securities is the increase in demand for funds for lending purposes. Funding for additional loans came primarily from government agency mortgage-backed securities which either matured or prepaid. The following table sets forth the Corporations estimated fair value of investment securities available-for-sale at the dates indicated (in thousands):

                                                                                At December 31,
                                                                       1998              1997             1996
                                                            ---------------------------------------------------
              Mutual funds                                           $3,059            $3,104           $3,098
              U.S. Treasury and other U.S.
                government securities                                 1,517             7,801           11,321
              Small Business Administration
                certificates                                            628               930            1,080
              State and political subdivision securities             10,517               814                0
              Collateralized mortgage obligations                     2,191             1,488            2,943
              Government agency mortgage-backed
                securities                                           20,659            26,681           24,211
                                                            ===================================================
                                                                    $38,571           $40,818          $42,653
                                                            ===================================================

         The maturity distribution (based upon the average life), and weighted average yield of the securities portfolio of the Corporation as of December 31, 1998 are summarized in the following table (dollars in thousands):


                                          WITHIN ONE YEAR        ONE TO FIVE YEARS        FIVE TO TEN YEARS         OVER TEN YEARS
                                      ----------------------------------------------------------------------------------------------
                                                   WEIGHTED                WEIGHTED                 WEIGHTED                WEIGHTED
                                                    AVERAGE                AVERAGE                  AVERAGE                 AVERAGE
                                        AMOUNT       YIELD       AMOUNT      YIELD       AMOUNT       YIELD       AMOUNT      YIELD
                                      ----------------------------------------------------------------------------------------------
MUTUAL FUNDS                              $3,059     5.43%      $  --         -- %       $  --           -- %      $   --        --%

U.S. TREASURY AND OTHER U.S.
  GOVERNMENT SECURITIES                       --       --       1,517       5.18            --           --            --        --

SMALL BUSINESS ADMINISTRATION
  CERTIFICATES                               628     8.20          --         --            --           --            --        --

STATE AND POLITICAL SUBDIVISION
  CERTIFICATES                                --       --         814       5.25         4,343         5.42         5,360      4.29

COLLATERALIZED MORTGAGE OBLIGATIONS        1,204     6.00         492       5.96           495         6.32            --        --

GOVERNMENT AGENCY MORTGAGE-BACKED
  SECURITIES                                 846     6.59      12,539       6.41         5,598         5.97         1,676      6.77
                                      ----------------------------------------------------------------------------------------------
                                          $5,737     6.02%   $ 15,362       6.21%     $ 10,436         5.76%       $7,036      4.88%
                                      ==============================================================================================


         Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment based on carrying value.

TOTAL DEPOSITS

         The Corporation continues to stress its philosophy of core deposit accumulation and retention as the fundamental basis for sound growth and profitability. Core deposits consist of all deposits other than public funds and certificates of deposit in excess of $100,000.

         Total deposits increased $24.6 million to $289.2 million on December 31, 1998, from $264.7 million on December 31, 1997. This compares to a $31.7 million increase in 1997. The average increase in time deposits occurred via increases in retail certificates of deposits and retail jumbo certificates of deposits, while the increase in non-interest bearing demand deposits can be attributed to the additional commercial account relationships being established by the Banks. The following table sets forth the average amount of and the average rate paid by the Banks on deposits by deposit category (dollars in thousands):

                                                                                 At December 31,
                                                          1998                         1997                        1996
                                               ------------------------------------------------------------------------------------
                                                 AVERAGE     AVERAGE RATE     Average     Average Rate    Average     Average Rate
                                                  AMOUNT                       Amount                      Amount
                                               ------------------------------------------------------------------------------------
  Non-interest-bearing demand deposits             $ 37,184        0.00%        $ 32,749        0.00%       $ 29,362        0.00%
  NOW and money market deposits                      31,063        2.47           27,914        2.01          29,302        2.17
  Savings deposits                                   60,032        2.20           61,575        2.16          64,345        2.18
  Time deposits                                     151,590        5.52          125,600        5.58         109,862        5.51
                                               ------------------------------------------------------------------------------------
     Total                                        $ 279,869        3.74%       $ 247,838        3.59%      $ 232,871        3.46%
                                               ====================================================================================


         Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 1998, are summarized as follows (in thousands):


                       3 MONTHS OR LESS                                                     $22,702
                       OVER 3 THROUGH 6 MONTHS                                                4,917
                       OVER 6 THROUGH 12 MONTHS                                               4,445
                       OVER 12 MONTHS                                                         1,202
                                                                                      ==============
                          TOTAL                                                             $33,266
                                                                                      ==============


CAPITAL RESOURCES AND ADEQUACY

         Stockholders' equity increased from $29.496 million at December 31, 1997 to $30.997 million at December 31, 1998. The $2.706 million increase from net earnings retention was primarily offset by the net purchase of 21,311 shares of treasury stock and the payment of $889,000 in cash dividends to shareholders.

         Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percent of total assets and total capital as a percent of risk-based assets. The minimum core capital requirement ranges from 3% to 5% of total assets, depending upon the Federal Reserve Board's determination of the financial institution's strength. Similar capital guidelines are also established for the individual banking subsidiaries of the Corporation. Most financial institutions are required to meet a minimum core capital requirement of 4% or more of total assets. The regulations assign risk weightings to assets and off-balance sheet items and require minimum risk-based capital ratios. Bank holding companies generally are required to have total capital equal to not less than 8% of risk weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. As of December 31, 1998, the Corporation had a core-capital to total assets ratio of 9.27%, and Lincoln State Bank, Franklin State Bank and Lincoln Community Bank had risk-based capital ratios of 9.27%, 10.42% and 12.10%, respectively. These ratios are above the 1998 minimum requirements established by regulatory agencies.

         For a summary of the Banks' regulatory capital ratios at December 31, 1998, please see Note Seven to Consolidated Financial Statements.

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

         The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities and financing activities. These activities are summarized below (dollars in thousands):

                                                                                     Year Ended December 31,
                                                                                1998             1997              1996
                                                                    ----------------------------------------------------
              Cash and cash equivalents at beginning of period               $15,358          $22,272           $28,447
              Operating Activities:
                Net income                                                     2,706            2,409             1,310
                Adjustments to reconcile net income to net cash
                    provided by operating activities                           (143)              661             1,074
                                                                    ----------------------------------------------------
                Net cash provided by operating activities                      2,563            3,070             2,384
              Net cash used by investing activities                         (24,389)         (36,967)          (10,511)
              Net cash provided by financing activities                       35,096           26,983             1,952
                                                                    ----------------------------------------------------
              Increase (decrease) in cash equivalents                         13,270          (6,914)           (6,175)
                                                                    ----------------------------------------------------
                  Cash and cash equivalents at end of period                 $28,628          $15,358           $22,272
                                                                    ====================================================


         Net cash was provided by operating activities during the year ended December 31, 1998, 1997 and 1996 primarily as a result of normal ongoing business operations. The non-cash items, such as the provisions for loan losses and depreciation and the net amortization of premiums, also contributed to net cash provided by operating activities during these periods.

         Liquidity is also necessary at the parent company level. The parent company's primary source of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $4.8 million, $1.9 million and $1.9 million for the years ended December 31, 1998, 1997 and 1996 respectively, and will continue to be the parent's main source of long-term liquidity. The dividends from the Banks were sufficient to pay cash dividends to the Corporation's shareholders of $889,000, $703,000 and $691,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the parent company had a $2.0 million line of credit with an unaffiliated bank, which had a $260,000 outstanding balance.

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

         The following table shows the interest rate sensitivity gap for four different time intervals as of December 31, 1998. Assumptions regarding prepayment and withdrawal rates are based upon the Corporation's historical experience, and management believes such assumptions are reasonable.


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
                                                --------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
   INTEREST-EARNING ASSETS:
   FIXED-RATE MORTGAGE LOANS                           $24,785        $22,269        $76,929        $11,187      $135,170
   ADJUSTABLE-RATE MORTGAGE LOANS                       13,185          7,116         15,753            556        36,610
                                                --------------------------------------------------------------------------
         TOTAL MORTGAGE LOANS                           37,970         29,385         92,682         11,743       171,780
   COMMERCIAL BUSINESS LOANS                            33,375          3,788         26,781            150        64,094
   CONSUMER LOANS                                        6,054          1,435          5,686            523        13,698
   LEASES                                                    0              0          2,599              0         2,599
   HOME EQUITY LOANS                                     1,346              0              0              0         1,346
   TAX-EXEMPT LOANS                                        600              0              0              0           600
   MORTGAGE-RELATED SECURITIES                          13,729            386          6,414          2,321        22,850
   FIXED RATE INVESTMENT SECURITIES AND OTHER              500              0          2,382          9,704        12,586
   VARIABLE RATE INVESTMENT SECURITIES AND
     OTHER                                              21,817          1,057              0              0        22,874
                                                --------------------------------------------------------------------------
         TOTAL INTEREST-EARNING ASSETS                $115,391        $36,051       $136,544        $24,441      $312,427
                                                ==========================================================================

   INTEREST-BEARING LIABILITIES:
   DEPOSITS
     TIME DEPOSITS                                    $113,572        $33,869        $12,456             $6      $159,903
     NOW ACCOUNTS                                        1,274          1,274         12,745          5,946        21,239
     SAVINGS ACCOUNTS                                    3,463          3,463         34,631         15,999        57,556
     MONEY MARKET ACCOUNTS                                 503            503          5,032          2,509         8,547
     ADVANCE PAYMENTS FOR TAXES AND INSURANCE                0             52              0              0            52
     BORROWINGS                                         13,260              0              0              0        13,260
                                                --------------------------------------------------------------------------
       TOTAL INTEREST-BEARING LIABILITIES             $132,072        $39,161        $64,864        $24,460      $260,557
                                                ==========================================================================
   INTEREST-EARNING ASSETS LESS
     INTEREST-BEARING LIABILITIES                    ($16,681)       ($3,110)        $71,680          ($19)       $51,870
                                                ==========================================================================
   CUMULATIVE INTEREST RATE SENSITIVITY GAP          ($16,681)      ($19,791)        $51,889        $51,870
                                                ============================================================
   CUMULATIVE INTEREST RATE SENSITIVITY GAP AS
     A PERCENTAGE OF TOTAL ASSETS                      (4.99%)        (5.92%)         15.51%         15.51%
                                                ============================================================


         At December 31, 1998, the Corporation's cumulative ratio of interest-rate sensitive assets to interest-rate sensitive liabilities was a negative 4.99% for six months and a negative 5.92% for one year maturities. Therefore the Corporation is negatively gapped and may benefit from falling interest rates.

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

YEAR 2000 PREPAREDNESS

         The Year 2000 poses a potential risk to normal operations of both Information Technology (IT) and non-IT systems. The Year 2000 problem is pervasive and complex. The majority of computer operating systems and programs currently in use have been developed utilizing six digit date fields (YYMMDD). For example, December 31st, 1999, would be represented by "991231" in computer code. The two digit field for the year (in example "99") is the basis for all calculation formulas within most computer systems, particularly those processed through mainframe computers.

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


         The Corporation began working on its Year 2000 project in the spring of 1997. The project plan was written, personnel recruited and timetables established.

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

         ASSESSMENT:                Completed Fall 1997 - Spring 1998

         The assessment phase consisted of a complete inventory of all the Corporation's facilities. This inventory was used to prioritize those systems considered mission-critical and to assign project team members to determine their Year 2000 compliance.

         RENOVATION:                95% Completed

         The renovation phase consisted of replacing or upgrading those systems that had been found non-Year 2000 compliant. Based on the type of systems in place, the renovation phase is projected to be completed by May 1, 1999.

         VALIDATION:                95% Completed

         For those systems being renovated, they must be tested to ensure Year 2000 compliance. Each system is tested by individuals familiar with its operation and all tests are documented for support purposes. Validation will be completed along with renovation and implementation. No apparent problems inherent to the Year 2000 have been observed in the completed testing. During the first week of March 1999, the Corporation concluded its proxy testing and validation of its outside service bureau.

         IMPLEMENTATION:            90% Completed

         The implementation phase consists of implementing those renovated and validated systems. Based on the type of systems in place, the implementation phase is estimated to be completed in the 2nd quarter of 1999.


CORPORATE CUSTOMERS

         The Corporation and its subsidiary banks have prepared a corporate contingency plan for addressing the Year 2000 problem and implementing the necessary changes. One of the facets of this contingency plan is to ensure that its customers are made aware of this problem and that they are involved at some level in reviewing their company's ability to handle and effectively deal with the year 2000. Each of the lending officers within the Corporation is aware of the Year 2000 Problem and has or will be reviewing those businesses to which funds have been borrowed to assure that they are also becoming Year 2000 ready. The same review process is being used with all new applicants. The Corporation is currently revisiting businesses to review their state of Year 2000 readiness and efforts.

PUBLIC AWARENESS

         The Corporation fully realizes the impact that the media has on public perception regarding the Year 2000. A campaign of public awareness has been implemented that consists of informational pieces directly mailed to customers or available throughout the Corporation. These, in addition to lobby displays are intended to assure customers of the Corporation's efforts. Employees of the Corporation have been trained on answering questions and where to direct customers for additional information. The Corporation's web site also contains information regarding this topic.

THIRD PARTY VENDORS

         A third party vendor is a supplier, processor, or governmental agency that has material interfaces directly with the Corporation.

SIGNIFICANT VENDORS

         The Corporation is working directly with all vendors with material interfaces. It is the Corporation's goal that these interfaces be ready by April 1st, 1999. Currently, 90% of all interfaces have been tested and no apparent problems have been discovered. Below are several key interfaces and their project status:

         Deposit and Loan Processing:                       Currently Completed
         Loan Preparation:                                  Currently Completed
         Payroll:                                           Target March - 1999
         Credit Card Processing:                            Currently Completed
         Asset Liability Management:                        Target March - 1999

OTHER THIRD PARTY VENDORS

         Other third party vendors are suppliers that provide services or products to the Corporation. All vendors have been queried as to their Year 2000 readiness. Approximately 95% of all vendors currently supply Year 2000 ready products or services. The remaining 5% have indicated that their products or services will be ready during the first half of 1999. To date, the Corporation is not aware of any vendor with a Year 2000 issue that would significantly impact the Corporation's operations, liquidity or capital resources. The Corporation has tested for readiness wherever possible and feels comfortable with the results. Should a vendor be unable to supply a Year 2000 ready product or services, the Corporation will follow the guidelines set forth in it's Year 2000 contingency plan.

COSTS

         Managing the Year 2000 issue will result in direct and indirect costs to the Corporation. Based on the program to date the Corporation has incurred $12,000 in fees to an external consultant. In addition, over the past months nearly all-existing hardware has been replaced and financed out of regular operating sources. These items of equipment would normally have been replaced irrespective of the Year 2000 issue. Internal staff costs incurred due to the project have amounted to approximately $20,000 to $30,000.

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

         Although the Corporation intends to complete all Year 2000 activities in a timely fashion, and although the Corporation has initiated Year 2000 Communications with significant customers, vendors and other important parties, and is monitoring the progress of such communications, such third parties nonetheless represent a risk that cannot be assessed with precision nor absolutely controlled despite the Corporation's best efforts. For that reason, the Corporation is modifying its existing a business resumption contingency plan to address alternatives in the event of some kind of a Year 2000 failure. A completed contingency plan is targeted for May 1, 1999. Once finalized, the contingency plan will be thoroughly tested throughout the second and third quarters of 1999.

PENDING ACQUISITION

         On March 9, 1999, the Corporation entered into a definitive agreement to acquire Pyramid Bancorp., Inc. (PBI) through the exchange of nine shares of the Corporation's stock for each outstanding common share of PBI. Upon closing, PBI will be merged into the Corporation. The transaction is expected to close in the second quarter of 1999, and will be accounted for as a pooling of interests. At December 31, 1998, PBI had total assets and shareholder's equity of $106.9 million and $8.4 million, respectively.

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

         Along with the analysis of the interest rate sensitivity gap, determining the sensitivity of future earnings to a hypothetical +/- 200 basis parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to measure the interest rate sensitivity gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12 month period is compared to the pretax income calculated using flat rates. This difference represents the Corporation's earning sensitivity to a +/- 200 basis point parallel rate shock. The table below illustrates these amounts as of December 31, 1998.

                                                 ESTIMATED
                                          1999 PRETAX NET INTEREST
                                                   INCOME                                        PERCENT CHANGE IN NET
          CHANGE IN INTEREST RATES         (DOLLARS IN THOUSANDS)          ACTUAL CHANGE            INTEREST INCOME
          ---------------------------------------------------------------------------------------------------------------
          200 BASIS POINT RISE                    $12,981                       422                      3.36%
          150 BASIS POINT RISE                     12,886                       327                      2.61%
          100 BASIS POINT RISE                     12,772                       213                      1.70%
          50 BASIS POINT RISE                      12,660                       101                      0.81%
          BASE SCENARIO                            12,559                         0                      0.00%
          50 BASIS POINT DECLINE                   12,465                       (94)                    (0.75%)
          100 BASIS POINT DECLINE                  12,352                      (207)                    (1.65%)
          150 BASIS POINT DECLINE                  12,266                      (293)                    (2.33%)
          200 BASIS POINT DECLINE                  12,143                      (416)                    (3.31%)


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

         Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environment. This technique involves determining the present value of all contractual asset liability cash flows (adjusted for prepayments) based on predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 200 basis points from flat rates to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 1.0% of the market value of the Corporation as of December 31, 1998.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated statements of financial condition of the Corporation and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, along with the related notes to the consolidated financial statements and the report of Ernst & Young LLP, independent auditors are attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 25, 1999, which ever comes first.

ITEM 11. EXECUTIVE COMPENSATION

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 25, 1999, which ever comes first.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 25, 1999, which ever comes first.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end or three (3) weeks prior to the Corporation's Annual Meeting which shall be held on May 25, 1999, which ever comes first.

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

                     Report of Independent Auditors

                     Consolidated Statements of Financial Position as of December 31, 1998 and 1997

                     Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996

                     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

                     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

                               MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.


                               By:   /s/ James F. Bomberg
                                    -------------------------------------------
                                       James F. Bomberg
                                       President & Chief Executive Officer
                                       Director

                               Date:  March 27, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     PRINCIPAL EXECUTIVE OFFICERS

     /s/ James F. Bomberg                 President & Chief Executive Officer          March 27, 1999
     ------------------------------------
     James F. Bomberg

     /s/ James C. Mroczkowski             Vice President & Chief Financial Officer     March 27, 1999
     ------------------------------------
     James C. Mroczkowski

     DIRECTORS

     /s/ Michael J. Murry                 Chairman of the Board of Directors           March 27, 1999
     ------------------------------------
     Michael J. Murry

     /s/ James F. Bomberg                 Director                                     March 27, 1999
     ------------------------------------
     James F. Bomberg

     /s/ Thomas F. Gapinski               Director                                     March 27, 1999
     ------------------------------------
     Thomas F. Gapinski

     /s/ Nicholas S. Logarakis            Director                                     March 27, 1999
     ------------------------------------
     Nicholas S. Logarakis

     /s/ Conrad C. Kaminski               Director                                     March 27, 1999
     ------------------------------------
     Conrad C. Kaminski

     /s/ David A. Kaczynski               Director                                     March 27, 1999
     ------------------------------------
     David A. Kaczynski

     /s/ Keith C. Winters                 Director                                     March 27, 1999
     ------------------------------------
     Keith C. Winters

     /s/ Duane P. Cherek                  Director                                     March 27, 1999
     ------------------------------------
     Duane P. Cherek

     /s/ James A. Sass                    Director                                     March 27, 1999
     ------------------------------------
     James A. Sass





     /s/ John M. Krawczyk                 Director                                     March 27, 1999
     ------------------------------------
     John M. Krawczyk

     /s/ Robert V. Donaj                  Director                                     March 27, 1999
     ------------------------------------
     Robert V. Donaj

     /s/ Longin C. Prazynski              Director                                     March 27, 1999
     ------------------------------------
     Longin C. Prazynski

     /s/ Gervase Rose                     Director                                     March 27, 1999
     ------------------------------------
     Gervase Rose

     /s/ J. Michael Bartels               Director                                     March 27, 1999
     ------------------------------------
     J. Michael Bartels

     /s/ Casimir S. Janiszewski           Director                                     March 27, 1999
     ------------------------------------
     Casimir S. Janiszewski

                           Merchants and Manufacturers
                      Bancorporation, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors ...............................................1

Consolidated Financial Statements

Consolidated Statements of Financial Condition ...............................2
Consolidated Statements of Income ............................................3
Consolidated Statements of Stockholders' Equity ..............................4
Consolidated Statements of Cash Flows ........................................5
Notes to Consolidated Financial Statements ...................................7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Merchants and Manufacturers Bancorporation, Inc. and subsidiaries

We have audited the accompanying consolidated statements of financial condition of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries (the Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
----------------------
Ernst & Young LLP


February 26, 1999
Milwaukee, Wisconsin

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                 Consolidated Statements of Financial Condition





                                                                                   DECEMBER 31
                                                                             1998              1997
                                                                       ------------------------------------
                                                                             (Dollars In Thousands)
ASSETS
Cash and due from banks                                                    $    9,946        $  10,694
Interest-bearing deposits at other banks                                       10,095              821
Federal funds sold                                                              8,587            3,843
                                                                       ------------------------------------
Cash and cash equivalents                                                      28,628           15,358
Securities available-for-sale at fair value:
   Investment securities                                                       15,721           12,649
   Mortgage-related securities                                                 22,850           28,169
Loans receivable                                                              251,815          227,178
Accrued interest receivable                                                     1,674            1,553
Federal Home Loan Bank stock                                                    1,057            1,050
Premises and equipment                                                         10,130            8,891
Other assets                                                                    2,628            1,830
                                                                       ------------------------------------

Total assets                                                                 $334,503         $296,678
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                                  $289,230         $264,669
   Borrowings                                                                  13,260            1,500
   Accrued interest payable                                                       421              332
   Advance payments by borrowers for taxes and insurance                           52              179
   Other liabilities                                                              543              502
                                                                       ------------------------------------
Total liabilities                                                             303,506          267,182

Stockholders' equity:
   Common stock $1.00 par value; 3,000,000 shares authorized;
     shares issued: 1,507,788--1998; 1,491,241--1997; shares
     outstanding: 1,490,331--1998; 1,490,812--1997                              1,508            1,491
   Additional paid-in capital                                                  10,820           10,421
   Net unrealized gain (loss) on securities available-for-sale                    (88)              19
   Retained earnings                                                           19,391           17,574
   Treasury stock, at cost (17,457 shares--1998; 429 shares--1997)               (634)              (9)
                                                                       ------------------------------------

Total stockholders' equity                                                     30,997           29,496
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                   $334,503         $296,678
                                                                       ====================================


See accompanying notes.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                        Consolidated Statements of Income



                                                                    YEAR ENDED DECEMBER 31
                                                            1998             1997              1996
                                                     ------------------------------------------------------
                                                             (In Thousands, Except Per Share Amounts)
Interest income:
   Loans, including fees                                    $20,032           $18,023          $15,288
   Investment securities:
     Taxable                                                    715               967            1,028
     Exempt from federal income taxes                           188                12               83
   Mortgage-related securities                                1,761             1,508            2,407
   Other                                                        519               584              522
                                                     ------------------------------------------------------
Total interest income                                        23,215            21,094           19,328

Interest expense:
   Deposits                                                  10,449             8,896            8,146
   Borrowings                                                   140               194              216
                                                     ------------------------------------------------------
Total interest expense                                       10,589             9,090            8,362

Net interest income                                          12,626            12,004           10,966
Provision for loan losses                                       250               192              460
                                                     ------------------------------------------------------
Net interest income after provision for
   loan losses                                               12,376            11,812           10,506

Noninterest income:
   Service charges on deposits                                  743               746              725
   Service charges on loans                                     255               141              172
   Net gain on securities sales                                 217                78               70
   Other                                                      1,115               691              588
                                                     ------------------------------------------------------
                                                              2,330             1,656            1,555
Noninterest expenses:
   Salaries and employee benefits                             6,099             5,453            5,223
   Premises and equipment                                     1,580             1,412            1,340
   Data processing fees                                         623               612              561
   SAIF special assessment                                        -                 -              604
   Federal deposit insurance premiums                            95                75              159
   Other                                                      2,135             2,068            2,134
                                                     ------------------------------------------------------

                                                             10,532             9,620           10,021
                                                     ------------------------------------------------------
Income before income taxes                                    4,174             3,848            2,040
Income taxes                                                  1,468             1,439              730
                                                     ------------------------------------------------------
Net income                                                 $  2,706          $  2,409         $  1,310
                                                     ======================================================

Basic earnings per share                                   $   1.81          $   1.67         $    .91
                                                     ======================================================

Diluted earnings per share                                 $   1.78          $   1.65         $    .90
                                                     ======================================================
Dividends per share                                        $    .59          $    .48         $    .48
                                                     ======================================================

See accompanying notes.
                                                                               3

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity



                                                          Common Stock  Unrealized
                                                               And      Gain (Loss)
                                                            Additional on Securities
                                                             Paid-in     Available-    Retained   Treasury
                                                             Capital      for-Sale     Earnings    Stock     Total
                                                           ----------------------------------------------------------
                                                                     (In Thousands, Except Per Share Amounts)

Balance at January 1, 1996                                     $11,657     $(181)     $15,249   $  (182)   $26,543
   Comprehensive income:
     Net income                                                      -         -        1,310         -      1,310
     Other comprehensive income -
       Change in unrealized loss on securities
         available-for-sale, net of deferred income
         taxes of $7                                                 -       (22)           -         -        (22)
                                                                                                         ------------
   Total comprehensive income                                                                                1,288
   Sale of 16,988 shares of treasury stock                           -         -            -       186        186
   Purchase of 87,316 shares of treasury stock                       -         -            -      (946)      (946)
   Cash dividends declared - $.48 per share                          -         -         (691)        -       (691)
                                                           ----------------------------------------------------------
Balance at December 31, 1996                                    11,657      (203)      15,868      (942)    26,380
   Comprehensive income:
     Net income                                                      -         -        2,409         -      2,409
     Other comprehensive income -
       Change in unrealized loss on securities
         available-for-sale, net of deferred income
         taxes of $118                                               -       222            -         -        222
                                                                                                         ------------
   Total comprehensive income                                                                                2,631
   Sale of 8,595 shares of common stock in connection
     with dividend reinvestment program                            123         -            -         -        123
   Sale of 110,986 shares of treasury stock                         72         -            -     1,184      1,256
   Purchase of 22,273 shares of treasury stock                       -         -            -      (251)      (251)
   Cash dividends declared--$.48 per share                           -         -         (703)        -       (703)
   Exercise of stock options                                        60         -            -         -         60
                                                           ----------------------------------------------------------
Balance at December 31, 1997                                    11,912        19       17,574        (9)    29,496
   Comprehensive income:
     Net income                                                      -         -        2,706         -      2,706
     Other comprehensive income -
       Change in unrealized loss on securities
         available-for-sale, net of deferred income
         taxes of $68                                                -      (107)           -         -       (107)
                                                                                                         ------------
   Total comprehensive income                                                                                2,599
   Issuance of new shares                                          349         -            -       (12)       337
   Fractional shares issued due to stock split and stock
     dividend                                                      (10)        -            -         -        (10)
   Sale of 4,088 shares of common stock in connection
     with dividend reinvestment program                            132         -            -         -        132
   Sale of 1,544 shares of treasury stock                            6         -            -       104        110
   Purchase of 22,855 shares of treasury stock                       -         -            -      (845)      (845)
   Cash dividends declared - $.59 per share                          -         -         (889)        -       (889)
   Exercise of stock options                                       (61)        -            -       128         67
                                                           ----------------------------------------------------------
Balance at December 31, 1998                                   $12,328   $   (88)     $19,391   $  (634)   $30,997
                                                           ==========================================================

See accompanying notes.
                                                                               4

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                           YEAR ENDED DECEMBER 31
                                                                       1998          1997         1996
                                                                   ----------------------------------------
                                                                                 (In Thousands)
OPERATING ACTIVITIES
Net income                                                          $    2,706    $   2,409     $   1,310
Adjustments to reconcile net income to cash provided by
   operating activities:
     Provision for loan losses                                             250          192           460
     Provision for depreciation                                            577          511           484
     Net amortization of investment securities premiums
       and discounts                                                        92          112           287
     Net realized gains on investment securities                          (217)         (78)          (70)
     Decrease (increase) in accrued interest receivable                   (121)         (83)           62
     Increase (decrease) in accrued interest payable                        89          (63)         (180)
     Other                                                                (813)          70            31
                                                                   ----------------------------------------
Net cash provided by operating activities                                2,563        3,070         2,384

INVESTING ACTIVITIES
Purchases of securities available-for-sale                             (30,735)     (20,733)      (12,718)
Proceeds from sales of securities available-for-sale                    26,779       12,308        15,848
Proceeds from redemption and maturities of securities
   available-for-sale                                                    6,153       10,566        14,054
Net increase in loans                                                  (24,763)     (37,627)      (26,700)
Purchases of premises and equipment                                     (1,816)      (1,602)         (679)
Proceeds from sales of real estate                                           -           53           100
Redemption (purchases) of Federal Home Loan Bank stock                      (7)          68          (416)
                                                                  -----------------------------------------
Net cash used in investing activities                                  (24,389)     (36,967)      (10,511)





                                                                     (continued)
                                                                               5

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries



                                                                           YEAR ENDED DECEMBER 31
                                                                       1998         1997         1996
                                                                  -----------------------------------------
                                                                                 (In Thousands)
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                    $24,561       $31,736    $    (150)
Net increase (decrease) in borrowings                                   11,760        (5,350)       3,850
Increase (decrease) in advance payments by borrowers for
   taxes and insurance                                                    (127)          112         (297)
Payments of cash dividends to stockholders                                (889)         (703)        (691)
Purchase of treasury stock                                                (845)         (251)        (946)
Proceeds from the sale of treasury stock                                   110         1,256          186
Proceeds from issuing additional common stock                              394            60            -
Proceeds from dividend reinvestment plan                                   132           123            -
                                                                  -----------------------------------------
Net cash provided by financing activities                               35,096        26,983        1,952
                                                                  -----------------------------------------

Increase (decrease) in cash and cash equivalents                        13,270        (6,914)      (6,175)
Cash and cash equivalents at beginning of year                          15,358        22,272       28,447
                                                                  -----------------------------------------

Cash and cash equivalents at end of year                               $28,628       $15,358      $22,272
                                                                  ========================================

Supplemental cash flow information and non-cash transactions:
     Interest paid                                                     $10,566      $  9,169     $  8,521
     Income taxes paid                                                   1,483         1,232          759






See accompanying notes.
                                                                               6

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998
                  (Dollars In Thousands, Except Share Amounts)



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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Corporation, its wholly owned subsidiaries, Lincoln State Bank (Lincoln), Franklin State Bank (Franklin) and Lincoln Community Bank (Lincoln Community)--collectively, "the Banks," M&M Services, which provides management services for the Banks, Achieve Mortgage Corporation, which provides mortgage banking services for the Banks and Lincoln's wholly owned subsidiary, Lincoln Investment Corp., and Lincoln Community's wholly owned subsidiary, Lincoln Investment Management Corporation, which manage an investment portfolio for the Banks. All significant intercompany accounts and transactions have been eliminated.

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

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization is included in interest income from the related security.

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

1. ACCOUNTING POLICIES (CONTINUED)

The Corporation had no impaired loans in 1998 or 1997.

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

STOCK SPLITS

Share data and equity amounts have been adjusted to recognize a three-for-two stock split on April 10, 1998, and a 10% stock dividend on October 15, 1998.

EARNINGS PER SHARE INFORMATION

Earnings per share of common stock have been computed based on the weighted average number of common stock and common stock equivalents, if dilutive, outstanding during each year. The resulting number of shares used in computing basic earnings per share is 1,497,763, 1,442,723 and 1,439,560 for the years ended December 31, 1998, 1997 and 1996, respectively. The number of shares used in computing diluted earnings per share is 1,517,605, 1,459,117 and 1,455,555, for the years ended December 31, 1998, 1997 and 1996, respectively.

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING CHANGES

Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires public companies to report financial and descriptive information about their operating segments using a "management approach." Operating segments are defined as revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation the chief operating decision maker in deciding how to allocate resources to segments. Statement No. 131 is effective for 1998; however, the Corporation has determined that its only operating and reportable segment is community banking and therefore it is not required to present any further information under Statement No. 131.

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of securities:

                                                                   Gross         Gross
                                                    Amortized    Unrealized    Unrealized
                                                      Cost         Gains         Losses      Fair Value
                                                  --------------------------------------------------------
At December 31, 1998:
   Mutual funds                                      $  3,173       $   -           $114      $  3,059
   U.S. treasury and other U.S. government
     securities                                         1,521           8             12         1,517
   Small Business Administration certificates             597          31              -           628
   State and political subdivision certificates        10,580          33             96        10,517
   Collateralized mortgage obligations                  2,195           2              6         2,191
   Government agency mortgage-backed securities        20,653         129            123        20,659
                                                  --------------------------------------------------------
                                                      $38,719        $203           $351       $38,571
                                                  ========================================================

At December 31, 1997:
   Mutual funds                                      $  3,173       $   -          $  69      $  3,104
   U.S. treasury and other U.S. government
     securities                                         7,789          29             17         7,801
   Small Business Administration certificates             886          44              -           930
   State and political subdivision certificates           800          14              -           814
   Collateralized mortgage obligations                  1,498           3             13         1,488
   Government agency mortgage-backed securities        26,644         117             80        26,681
                                                  --------------------------------------------------------
                                                      $40,790        $207           $179       $40,818
                                                  ========================================================

     Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

2. INVESTMENT AND MORTGAGE-BACKED SECURITIES (CONTINUED)

Securities carried at $1,100 at December 31, 1998 were pledged principally to secure liabilities to the Federal Reserve Bank.

The amortized cost and market value of securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                                Amortized
                                                                                  Cost       Fair Value
                                                                              -----------------------------

Due in one year or less                                                         $     492     $     500
Due after one year through five years                                               2,005         2,012
Due after five years through ten years                                              9,122         9,067
Due after ten years                                                                 1,079         1,083
Mutual funds                                                                        3,173         3,059
Mortgage-related securities                                                        22,848        22,850
                                                                              =============================
                                                                                  $38,719       $38,571
                                                                              =============================


Proceeds from sales of securities available-for-sale during the years ended December 31, 1998, 1997 and 1996, were $26,779, $12,308 and $15,848, respectively. Gross gains of $217, $83 and $87 were recorded on those sales for the years ended December 31, 1998, 1997 and 1996, respectively. Gross losses of $0, $5 and $17 were also recorded in the years ended December 31, 1998, 1997 and 1996, respectively.

     Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

3. LOANS RECEIVABLE

Loans receivable consist of the following:

                                                                                  DECEMBER 31
                                                                             1998             1997
                                                                       ------------------------------------
First mortgage:
   Conventional single-family residential                                   $  43,912        $  58,821
   Commercial and multifamily residential                                     112,015           78,365
   Construction                                                                15,853           18,191
                                                                       -------------------------------------
                                                                              171,780          155,377

Commercial business loans                                                      64,094           56,846
Consumer and installment loans                                                 13,578           12,220
Leases                                                                          2,599            2,311
Home equity loans                                                               1,346            1,496
Other                                                                             763            1,081
                                                                       ------------------------------------
                                                                               82,380           73,954
Less:
   Deferred loan fees                                                              43               60
   Allowance for loan losses                                                    2,302            2,093
                                                                       ------------------------------------
                                                                             $251,815         $227,178
                                                                       ====================================


Transactions in the allowance for loan losses are summarized as follows:

                                                                          YEAR ENDED DECEMBER 31
                                                                      1998          1997         1996
                                                                  -----------------------------------------

Balance at beginning of year                                          $2,093        $1,939       $1,533
   Provisions charged to operations                                      250           192          460
   Recoveries                                                              7             -           29
   Charge-offs                                                           (48)          (38)         (83)
                                                                  -----------------------------------------
Balance at end of year                                                $2,302        $2,093       $1,939
                                                                  =========================================


Total nonaccrual loans were $1,021 and $498 at December 31, 1998 and 1997, respectively.

     Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

4. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                                    DECEMBER 31
                                                                                1998           1997
                                                                           --------------------------------

Land                                                                            $  2,351       $  2,353
Office buildings and improvements                                                  9,085          7,858
Furniture and equipment                                                            4,402          3,807
                                                                           --------------------------------
                                                                                  15,838         14,018
Less accumulated depreciation                                                     (5,708)        (5,127)
                                                                           --------------------------------
                                                                                 $10,130       $  8,891
                                                                           ================================

5. DEPOSITS

Deposits consist of the following:

                                                                                     DECEMBER 31
                                                                                 1998           1997
                                                                           --------------------------------
Negotiable Order of Withdrawal accounts:
   Noninterest-bearing                                                         $  41,985      $  39,405
   Interest-bearing                                                               21,239         20,137
Savings deposits                                                                  57,556         58,177
Money market investment accounts                                                   8,547          8,425
Time deposits and certificate accounts                                           159,903        138,525
                                                                           --------------------------------
                                                                                $289,230       $264,669
                                                                           ================================


The scheduled maturities of time deposits and certificate accounts at December 31, 1998 are as follows:



         Maturities during the year ending December 31:
         -----------------------------------------------------------

                                  1999                                                $147,451
                                  2000                                                   6,187
                                  2001                                                   2,881
                                  2002                                                   1,541
                                  2003                                                   1,837
                                  Thereafter                                                 6
                                                                                ----------------
                                                                                      $159,903
                                                                                ================


At December 31, 1998 and 1997, time deposits and certificate accounts with balances greater than $100 amounted to $33,266 and $28,527, respectively.

     Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

6. BORROWINGS

At December 31, 1998 and 1997, the Banks have overnight federal funds purchased of $9,500 and $1,500, respectively, with weighted-average interest of 5.40% and 6.00%, respectively.

Lincoln also had a short-term advance of $3,500 from the Federal Home Loan Bank at December 31, 1998, which bears interest at 5.13%. Lincoln is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the Federal Home Loan Bank as collateral. In addition, these advances are collateralized by Federal Home Loan Bank stock.

At December 31, 1998 and 1997, the Corporation had $260 and $0 outstanding, respectively, on a line of credit with an unaffiliated bank with a total available balance of $2,000. The line bears interest at the lender's prime rate (7.75% at December 31, 1998), and is collateralized by 100% of the capital stock of Franklin State Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Banks meet all capital adequacy requirements to which they are subject.

     Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized all the Banks as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 1997, Lincoln Community Bank and Franklin State Bank were categorized as well capitalized and Lincoln State Bank as adequately capitalized. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' classifications as of December 31, 1998.


                                                                                  To Be Well Capitalized
                                                              For Capital         Under Prompt Corrective
                                       Actual              Adequacy Purposes        Action Provisions
                               ----------------------------------------------------------------------------
                                  Amount      Ratio        Amount       Ratio      Amount       Ratio
                               ----------------------------------------------------------------------------
AS OF DECEMBER 31, 1998
Total Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank           $15,721      10.01%      $12,570        8.00%     $15,713      10.00%
     Lincoln Community Bank         9,326      13.20         5,652        8.00        7,065      10.00
     Franklin State Bank            4,866      11.27         3,454        8.00        4,317      10.00

Tier 1 Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank            14,567       9.27         6,285        4.00        9,428       6.00
     Lincoln Community Bank         8,546      12.10         2,826        4.00        4,239       6.00
     Franklin State Bank            4,498      10.42         1,727        4.00        2,590       6.00

Tier 1 Capital (to Average
   Assets):
     Lincoln State Bank            14,567       8.41         6,925        4.00        8,656       5.00
     Lincoln Community Bank         8,546       8.34         4,097        4.00        5,121       5.00
     Franklin State Bank            4,498       8.96         2,008        4.00        2,510       5.00


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

     Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

8. RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES (CONTINUED)

As of December 31, 1998, the subsidiary banks collectively had equity of $27,635,649 of which $3,419,574 was available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve Board regulations, the Banks are limited as to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specific obligations. At December 31, 1998, the maximum amount available for transfer from any one of these Banks to the Corporation in the form of loans approximates 8.6% of consolidated stockholders' equity.

9. EMPLOYEE BENEFIT PLANS

The Corporation has an Incentive Stock Option Plan under which 23,100 shares of common stock are reserved for the grant of options to officers and key employees at a price not less than the fair market value of the stock on the date of the grant. The plan limits the options that may be granted to each employee to $100 (based on aggregate fair market value at the date of the grant) per calendar year, on a cumulative basis. Options must be exercised within ten years of the date of grant and can be regranted if forfeited.

A summary of stock option transactions follows:

                                                                        Weighted
                                                   Exercise             Average         Weighted Average
                                 Number              Price           Exercise Price         Remaining
                               of Shares           Per Share           Per Share        Contractual Life
                              --------------  --------------------- ------------------  -------------------

Total outstanding at
   December 31, 1996              41,250         $9.86 - $15.15          $12.35             4.54 years
Expired                           (1,013)             9.86
Exercised                        (12,187)         9.86 - 12.12
                              --------------
Total outstanding at
   December 31, 1997              28,050         12.18 - 15.15            13.13             4.83 years
Granted                           49,775         30.91 - 31.14            30.98              10 years
Exercised                         (4,620)        12.18 - 15.15            12.68
                              --------------
Total outstanding at
   December 31, 1998              73,205         12.12 - 31.14            25.29             7.20 years
                              ==============


At December 31, 1998, all outstanding options are exercisable.

     Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The Corporation has a 401(k) Profit Sharing Plan and Trust which covers substantially all employees with at least six months of service who have attained age twenty and one-half. Participating employees may annually contribute up to 12% of their pre-tax compensation. The Corporation's annual contribution consists of a discretionary matching percentage, limited to 1% of employee compensation, and an additional discretionary amount, which is determined annually by the Board of Directors. The Corporation's contributions for 1998, 1997 and 1996, were $193, $180 and $164, respectively.

10. INCOME TAXES

The provision for income taxes consists of the following:


                                                                     YEAR ENDED DECEMBER 31
                                                           1998              1997             1996
                                                     ------------------------------------------------------
Current:
   Federal                                                  $1,341          $1,157            $ 718
   State                                                       255             231              168
                                                     ------------------------------------------------------
                                                             1,596           1,388              886
                                                     ------------------------------------------------------
Deferred (benefit):
   Federal                                                     (73)             36             (124)
   State                                                       (55)             15              (32)
                                                     -------------------------------------------------------
                                                              (128)             51             (156)
                                                     -------------------------------------------------------
                                                            $1,468          $1,439            $ 730
                                                     ======================================================


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:




                                                                           YEAR  ENDED DECEMBER 31
                                                                       1998         1997         1996
                                                                  -----------------------------------------

Income tax at statutory rate                                          $1,419        $1,309         $694
Increase (reduction) resulting from:
   Tax-exempt interest income                                            (76)          (21)         (49)
   State income taxes, net of federal tax benefit                        132           163           89
   Other                                                                  (7)          (12)          (4)
                                                                  -----------------------------------------
                                                                      $1,468        $1,439         $730
                                                                  =========================================

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

10. INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities are as follows:

                                                                                       DECEMBER 31
                                                                                    1998         1997
                                                                                ---------------------------
Deferred tax assets:
   Allowance for loan losses                                                       $   692      $   594
   Unrealized loss on securities                                                        59            -
   Net operating loss carryforwards                                                    546          509
   Other assets                                                                         91           83
                                                                                ---------------------------
Total deferred tax assets                                                            1,388        1,186
Valuation allowance                                                                   (557)        (509)
                                                                                ---------------------------
                                                                                       831          677
Deferred tax liabilities:
   Unrealized gain on securities                                                         -            9
   Depreciation                                                                        298          293
   Other liabilities                                                                    35           39
                                                                                ---------------------------
Total deferred tax liabilities                                                         333          341
                                                                                ---------------------------
Net deferred tax asset                                                             $   498      $   336
                                                                                ===========================


At December 31, 1998, the Corporation and its subsidiaries, which file separate state income tax returns, have state net operating loss carryforwards of approximately $10,462 which expire at various dates through 2013. Due to the unlikelihood of realizing these benefits, a valuation allowance of $546 has been established to offset the deferred tax assets relating to these carryforwards.

Lincoln Community qualified under provisions of the Internal Revenue Code, which previously permitted it to deduct from taxable income an allowance for bad debts that differs from the provision for such losses charged to income for financial reporting purposes. At December 31, 1998, retained earnings included approximately $3,606 for which no provision for income taxes has been made. Income taxes of approximately $1,414 would be imposed if Lincoln Community Bank were to use these retained earnings for any other purpose other than to absorb bad debt losses.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

11. LOANS TO RELATED PARTIES

In the ordinary course of business, loans are granted to related parties, which include management personnel, directors and entities in which such persons are principal stockholders. Activity in loans to related parties is as follows:


          Balance at December 31, 1996                                             $ 16,984
             Loans originated                                                        13,852
             Repayments                                                              (8,021)
                                                                                ----------------
          Balance at December 31, 1997                                               22,815
             Loans originated                                                        16,155
             Repayments                                                             (16,249)
                                                                                ================
          Balance at December 31, 1998                                             $ 22,721
                                                                                ================


12. COMMITMENTS AND CONTINGENT LIABILITIES

Off-balance-sheet financial instruments whose contracts represent credit and/or interest rate risk at December 31, 1998 and 1997, are as follows:

                                                                                   DECEMBER 31
                                                                             1998              1997
                                                                       ------------------------------------
Commitments to originate mortgage loans (expiring within three months):
     Fixed rates                                                           $  4,172         $  3,008
     Adjustable rates                                                         3,541            1,018

Unused lines of credit:
   Commercial business                                                       29,957           24,384
   Home equity (adjustable rate)                                              1,279            1,278
   Credit cards (fixed rate)                                                  3,148            2,599

Standby letters of credit                                                     2,941            1,975


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

      Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

13. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

OFF-BALANCE-SHEET INSTRUMENTS

Fair values for the Corporation's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 1998 or 1997.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following:

                                                 DECEMBER 31, 1998                 DECEMBER 31, 1997
                                           -------------------------------   -------------------------------
                                               Carrying                         Carrying
                                                Amount       Fair Value          Amount       Fair Value
                                           -------------------------------   -------------------------------

Cash and cash equivalents                     $  28,628        $  28,628        $  15,358       $  15,358
Securities available-for-sale:
   Investment securities                         15,721           15,721           12,649          12,649
   Mortgage-related securities                   22,850           22,850           28,169          28,169
Loans receivable                                254,160          254,964          229,331         229,779
Accrued interest receivable                       1,674            1,674            1,553           1,553
Federal Home Loan Bank stock                      1,057            1,057            1,050           1,050
Deposits                                        289,230          289,357          264,669         264,624
Accrued interest payable                            421              421              332             332
Borrowings                                       13,260           13,260            1,500           1,500

      Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                                                   DECEMBER 31
STATEMENTS OF FINANCIAL CONDITION                                            1998             1997
                                                                       ------------------------------------
ASSETS
Cash and cash equivalents                                                  $       30        $     212
Investment in subsidiaries                                                     28,213           26,307
Premises and equipment                                                          2,915            2,989
Other assets                                                                    1,086              959
                                                                       ------------------------------------
Total assets                                                                  $32,244          $30,467
                                                                       ====================================

LIABILITIES
Other liabilities                                                           $     987        $     971
Borrowings                                                                        260                -
                                                                       ------------------------------------
Total liabilities                                                               1,247              971

STOCKHOLDERS' EQUITY
Common stock                                                                    1,508              904
Additional paid-in capital                                                     10,820           11,008
Unrealized gain (loss) on available for sale securities                           (88)              19
Retained earnings                                                              19,391           17,574
Less treasury stock                                                              (634)              (9)
                                                                       ------------------------------------
Total stockholders' equity                                                     30,997           29,496
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                    $32,244          $30,467
                                                                       ====================================

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)



                                                                            YEAR ENDED DECEMBER 31
                                                                         1998       1997        1996
                                                                      ------------------------------------
STATEMENTS OF INCOME

Income:
   Interest on loans, including fees                                   $       -  $      -    $     26
   Interest on investments                                                     -         -          25
   Dividends from subsidiaries                                             4,783     1,943       1,876
   Other                                                                   1,227       280         244
                                                                      ------------------------------------
                                                                           6,010     2,223       2,171
Expenses:
   Salaries and employee benefits                                          1,511     1,268         847
   Occupancy                                                                 476       391         281
   Interest                                                                   12        16           3
   Other                                                                     517       547         544
                                                                      ------------------------------------
                                                                           2,516     2,222       1,675
                                                                      ------------------------------------
Income before income tax benefit and equity in undistributed
   net income of subsidiaries                                              3,494         1         496
Income tax benefit                                                           448       670         478
                                                                      ------------------------------------
Income before equity in undistributed net income of
   subsidiaries                                                            3,942       671         974
Equity in undistributed net income of subsidiaries                        (1,236)    1,738         336

                                                                      ------------------------------------
Net income                                                               $ 2,706    $2,409      $1,310
                                                                      ====================================

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)



                                                                            YEAR ENDED DECEMBER 31
                                                                         1998        1997        1996
                                                                      -------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES
Net income                                                                $2,706     $ 2,409     $ 1,310
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Equity in undistributed net income of subsidiaries                    1,236      (1,738)       (336)
     Provision for depreciation                                              153         116          80
     Other                                                                  (110)       (593)        266
                                                                      --------------------------------------
Net cash provided by operating activities                                  3,985         194       1,320

INVESTING ACTIVITIES
Sales of mortgage-backed securities                                            -           -         693
Proceeds from repayments of mortgage-related securities                        -           -          27
Proceeds from sales of furniture and equipment                                 -         250           -
Purchases of furniture and equipment                                         (79)     (1,400)       (226)
                                                                      -------------------------------------
Net cash provided (used) by investing activities                             (79)     (1,150)        494

FINANCING ACTIVITIES
Net increase in notes payable                                                260           -           -
Capital contribution to subsidiary                                        (3,250)          -           -
Payment of cash dividends                                                   (889)       (703)       (691)
Purchase of treasury stock                                                  (845)       (251)       (946)
Proceeds from the sale of treasury stock                                     110       1,256         186
Proceeds from issuing additional common stock                                394          60           -
Proceeds from dividend reimbursement plan                                    132         123           -
                                                                      -------------------------------------
Net cash provided (used) by financing activities                          (4,088)        485      (1,451)
                                                                      -------------------------------------

Increase (decrease) in cash and cash equivalents                            (182)       (471)        363
Cash and cash equivalents at beginning of year                               212         683         320
                                                                      -------------------------------------
Cash and cash equivalents at end of year                                $     30    $    212    $    683
                                                                      =====================================

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

15. PENDING ACQUISITION

On March 9, 1999, the Corporation entered into a definitive agreement to acquire Pyramid Bancorp., Inc. (PBI) by exchanging nine shares of the Corporation's stock for each outstanding common share of PBI. Upon closing, PBI will be merged into the Corporation. The transaction is expected to close in the second quarter of 1999, and will be accounted for as a pooling of interests. At December 31, 1998, PBI had total assets and shareholder's equity of $106,909 and $8,441, respectively.