Form 10-Q
period 1999-03-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1999-05-17
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------  ------------------

Commission file Number 0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                              39-1413328
---------------------------------------  ---------------------------------------
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
Yes  X     No
   -----     -----

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


        Common Stock, par value $1.00 per share                                  1,489,754 Shares
---------------------------------------------------------      ------------------------------------------------------
                         Class                                              Outstanding at May 1, 1999

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                          PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Statements of Financial Condition as of March 31,
        1999 and December 31, 1998                                                             3

        Unaudited Consolidated Statements of Income for the Three Months ended
        March 31, 1999 and 1998                                                                4

        Unaudited Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 1999 and 1998                                                          5

        Notes to Unaudited Consolidated Financial Statements                                   6


Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                                  9

Item 3. Quantitative and Qualitative Disclosure About Market Risk                             17

PART II. OTHER INFORMATION

Items 1-6                                                                                     18

Signatures                                                                                    19

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                  MARCH 31,           DECEMBER 31,
                                                                                    1999                 1998
                                                                                 ----------           ------------
                                                                                          (In Thousands)
ASSETS
Cash and due from banks                                                          $    10,576          $      9,946
Interest-bearing deposits at other banks                                                 888                10,095
Federal funds sold                                                                     5,513                 8,587
                                                                                 -----------          ------------
Cash and cash equivalents                                                             16,977                28,628
Securities available-for-sale at fair value:
  Investment securities                                                               16,406                15,721
  Mortgage-related securities                                                         18,967                22,850
Loans receivable                                                                     261,597               251,815
Accrued interest receivable                                                            1,672                 1,674
Federal Home Loan Bank stock                                                           1,057                 1,057
Premises and equipment                                                                10,188                10,130
Other assets                                                                           3,035                 2,628
                                                                                 -----------          ------------
Total assets                                                                     $   329,899          $    334,503
                                                                                 ===========          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                       $   292,136          $    289,230
  Borrowings                                                                           5,490                13,260
  Accrued interest payable                                                               345                   421
  Advance payments by borrowers for taxes and insurance                                  430                    52
  Other liabilities                                                                      728                   543
                                                                                 -----------          ------------
Total liabilities                                                                    299,129               303,506

Stockholders' equity
  Common stock $1.00 par value; 3,000,000 authorized;
    1,507,788 shares issued; shares outstanding:
    1,489,754--1999; 1,490,331--1998                                                   1,508                 1,508
  Additional paid in capital                                                          10,824                10,820
  Net unrealized loss on securities available-for-sale                                  (245)                  (88)
  Retained earnings                                                                   19,357                19,391
  Treasury stock, at cost (18,035 shares--1999;
    17,457 shares--1998)                                                                (674)                 (634)
                                                                                 -----------          ------------
Total stockholders' equity                                                            30,770                30,997
                                                                                 -----------          ------------
Total liabilities and stockholders' equity                                       $   329,899          $    334,503
                                                                                 ===========          ============



See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                          THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                              MARCH 31,                MARCH 31,
                                                                                 1999                    1998
                                                                         ---------------------    --------------------
                                                                           (In Thousands, Except Per Share Amounts)
Interest income:
  Loans, including fees                                                                 $5,152                  $4,837
  Investment securities:
    Taxable                                                                                129                     195
    Exempt from federal income taxes                                                       102                      11
  Mortgage-related securities                                                              304                     479
  Other                                                                                     62                     109
                                                                         ---------------------    --------------------
Total interest income                                                                    5,749                   5,631

Interest expense:
  Deposits                                                                               2,460                   2,487
  Borrowings                                                                               116                      25
                                                                         ---------------------    --------------------
Total interest expense                                                                   2,576                   2,512

Net interest income                                                                      3,173                   3,119
Provision for loan losses                                                                   50                      75
                                                                         ---------------------    --------------------
Net interest income after provision for
  loan losses                                                                            3,123                   3,044

Noninterest income:
  Service charges on deposit                                                               171                     187
  Service charges on loans                                                                  42                      22
  Net gain on securities sales                                                               9                       0
  Other                                                                                    212                     241
                                                                         ---------------------    --------------------
                                                                                           434                     450

Noninterest expenses:
  Salaries and employee benefits                                                         2,069                   1,806
  Premises and equipment                                                                   469                     421
  Data processing fees                                                                     157                     157
  Federal deposit insurance premiums                                                        30                      19
  Other                                                                                    581                     562
                                                                         ---------------------    --------------------
                                                                                         3,306                   2,965

Income before income taxes                                                                 251                     529
Income taxes                                                                                61                     180
                                                                         ---------------------    --------------------
Net income                                                                              $  190                  $  349
                                                                         =====================    ====================

Basic earnings per share                                                                $ 0.13                  $ 0.23
                                                                         =====================    ====================

Diluted earnings per share                                                              $ 0.12                  $ 0.23
                                                                         =====================    ====================

Dividends per share                                                                     $ 0.15                  $ 0.12
                                                                         =====================    ====================


See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                       1999               1998
                                                                                   ------------       ------------
                                                                                             (In Thousands)
OPERATING ACTIVITIES
  Net income                                                                       $       190        $       349
  Adjustments to reconcile net income to cash
    provided by operating activities
       Provision for loan losses                                                            50                 75
       Provision for depreciation                                                          160                135
       Net amortization of investments securities premiums and discounts                    14                 24
       Net realized investment security gains                                               (9)                 0
       Decrease (increase) in accrued interest receivable                                    2               (103)
       Increase (decrease) in accrued interest payable                                     (76)                30
       Other                                                                              (135)              (233)
                                                                                   -----------        -----------
Net cash provided by operating activities                                                  196                277

INVESTING ACTIVITIES
Purchase of securities available-for-sale                                                 (814)            (6,163)
Proceeds from sales of securities available-for-sale                                     2,704                  0
Proceeds from redemptions and maturities of securities available-for-sale                1,066              1,299
Net decrease (increase) in loans                                                        (9,839)             5,044
Purchase of premises and equipment                                                        (218)              (182)
                                                                                   -----------        -----------
Net cash (used) by investing activities                                                 (7,101)                (2)

FINANCING ACTIVITIES
Net increase in deposits                                                                 2,906              9,940
Net decrease in borrowings                                                              (7,770)              (250)
Increase in advance payments by borrowers for taxes and insurance                          378                259
Payment of cash dividends to stockholders                                                 (224)              (181)
Purchase of treasury stock                                                                (107)              (158)
Proceeds from sale of treasury stock                                                        67                 71
Proceeds from issuing additional common stock                                                4                299
                                                                                   -----------        -----------
Net cash provided or (used) by financing activities                                     (4,746)             9,980

Increase (decrease) in cash and cash equivalents                                       (11,651)            10,255
Cash and cash equivalents at beginning of period                                        28,628             15,358
                                                                                   -----------        -----------
Cash and cash equivalents at end of period                                         $    16,977        $    25,613
                                                                                   ===========        ===========


Supplemental cash flow information:
  Interest paid                                                                     $   2,587           $  2,481
  Income taxes paid                                                                       383                257


See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 1999

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1998.

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

NOTE B -- EARNINGS PER SHARE INFORMATION

On March 27, 1998 the Board of Directors of the Corporation declared a three-for-two stock split that was distributed on April 10, 1998 to shareholders of record on April 1, 1998. All prior periods share data have been adjusted to reflect the effect of the three-for-two split.

On August 27, 1998 the Board of Directors of the Corporation declared a 10% common stock dividend that was distributed on October 15, 1998 to shareholders of record on October 1, 1998. All prior periods share data have been adjusted to reflect the 10% stock dividend.

Presented below are the calculations for basic and diluted earnings per share:


                                                               Three Months Ended
                                                                    March 31,
     Basic                                                    1999             1998
     -------------------------------------------------------------------------------
     Net income                                            $   189,680   $   349,204
     Weighted average shares outstanding                     1,489,637     1,493,772
     Basic earnings per share                              $      0.13   $      0.23
                                                           =========================

     Diluted:
     -------------------------------------------------------------------------------
     Net income                                            $   189,680   $   349,204
     Weighted average shares outstanding                     1,489,637     1,493,772
     Effect of dilutive stock options outstanding               30,793        10,502
                                                           -------------------------
     Diluted weighted average shares outstanding             1,520,430     1,504,274
     Diluted earnings per share                            $      0.12   $      0.23
                                                           =========================


NOTE C - COMPREHENSIVE INCOME

The following table presents the Corporation's comprehensive income.


                                                                Three Months Ended
                                                                    March 31,
                                                             1999             1998
                                                           -------------------------
     Net income                                            $   189,680   $   349,204
     Other comprehensive income
       Net change in unrealized securities gains
          (losses), net of tax                                (156,945)       42,872
                                                           -------------------------
     Total comprehensive income                            $    32,735   $   392,076
                                                           =========================


NOTE D -- LOANS RECEIVABLE

Loans are comprised of the following categories:

                                                                     March 31
                                                                1999          1998
                                                           --------------------------
                                                                  (In Thousands)
    Commercial business loans                              $    70,026   $    53,818
    Commercial real estate                                     116,968        82,720
    Real estate mortgages                                       63,521        75,922
    Installments                                                12,464        10,848
    Other                                                          997           975
                                                           --------------------------
    Total loans                                                263,976       224,283
    Unearned income                                                (41)          (54)
    Allowance for loan losses                                   (2,338)       (2,170)
                                                           ==========================
    Loans, net                                             $   261,597   $   222,059
                                                           ==========================

The following table presents changes in the allowance for loan losses:

                                                                      March 31
                                                                 1999         1998
                                                          ------------------------------
                                                                    (In Thousands)
       Balance at January 1                               $   2,302            $   2,093
            Provisions                                           50                   75
            Charge-offs                                         (14)                  (1)
            Recoveries                                            0                    3
                                                          =========            =========
       Balance at March 31                                $   2,338            $   2,170
                                                          =========            =========


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

As of March 31, 1999, the most recent notification from Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.


                                                                                              To Be Well Capitalized
                                                                        For Capital           Under Prompt Corrective
                                               Actual                Adequacy Purposes           Action Provisions
                                      -------------------------- ---------------------------- --------------------------
                                         Amount       Ratio         Amount       Ratio           Amount       Ratio
                                      --------------------------- --------------------------- --------------------------
          AS OF MARCH 31, 1999                                    (Dollars In Thousands)
          Total Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank        $15,956        10.69%      $11,943       >8.00%        $14,929     >10.00%
               Lincoln Community           9,360        12.04%        6,219       >8.00%          7,774     >10.00%
               Franklin State Bank         4,896        10.73%        3,651       >8.00%          4,564     >10.00%

          Tier 1 Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank         14,783         9.90%        5,972       >4.00%          8,957      >6.00%
               Lincoln Community           8,573        11.03%        3,109       >4.00%          4,664      >6.00%
               Franklin State Bank         4,518         9.90%        1,826       >4.00%          2,738      >6.00%

          Tier 1 Capital (to Average
             Assets):
               Lincoln State Bank         14,783         8.64%        6,847       >4.00%          8,559      >5.00%
               Lincoln Community           8,573         8.96%        3,825       >4.00%          4,782      >5.00%
               Franklin State Bank         4,518         8.53%        2,119       >4.00%          2,649      >5.00%

NOTE F -- PENDING ACQUISITION

On March 9, 1999, the Corporation entered into a definitive agreement to acquire Pyramid Bancorp., Inc. (PBI) by exchanging nine shares of the Corporation's stock for each outstanding common share of PBI. Upon closing, PBI will be merged into the Corporation. The transaction is expected to close in the third quarter of 1999, and will be accounted for as a pooling of interests. At December 31, 1998, PBI had total assets and shareholder's equity of $106,909 and $8,441, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At March 31, 1999, the Corporation's consolidated total assets were $329.9 million as compared to $334.5 million at December 31, 1998. This decrease was primarily due to a $12.3 million decline in short-term investments.

Investment securities available-for-sale increased $685,000 from December 31, 1998 to March 31, 1999. Purchases of investment securities in this category caused the increase.

Mortgage-related securities available-for-sale decreased $3.9 million, or 17.0% from $22.9 million at December 31, 1998, to $19.0 million at March 31, 1999. Proceeds from the sales and redepemtions of these types of securities were used to fund new loan demand and reduce short-term borrowings.

Loans receivable increased $9.8 million, or 3.9%, from $251.8 million at December 31, 1998 compared to $261.6 million at March 31, 1999. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate, and guarantees as well as mortgages secured by residential properties located in the Corporation's primary market area. At March 31, 1999 the Corporation has not designated any as loans held for sale.

Stockholders' equity at March 31, 1999 was $30.8 million compared to $31.0 million at December 31, 1998, a decrease of $227,000. The change in stockholders' equity consists of net income of $190,000, $4,000 from the issuance of additional common stock, less the net purchase of treasury stock of $40,000, payments of dividends to shareholders of $224,000 and the $157,000 net decrease in the market value of securities categorized as available for sale. The Banks continue to exceed their regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:

                                                                March 31,            December 31,
                                                                  1999                   1998
                                                               -----------           ------------
                                                                       (dollars in thousands)
Non-accrual loans:
    Mortgage loans
      One-to-four family                                       $       675           $       505
      Commercial real estate                                            12                     7
                                                               -----------           -----------
        Total mortgage loans                                           687                   512

    Commercial business                                                457                   391
    Consumer and other                                                  92                   118
                                                               -----------           -----------
        Total non-accrual loans                                      1,236                 1,021

Other real estate owned                                                  0                     0
                                                               -----------           -----------
        Total nonperforming assets                             $     1,236           $     1,021
                                                               ===========           ===========

RATIOS:
Non-accrual loans to total loans                                      0.47%                 0.40%
Nonperforming assets to total assets                                  0.37                  0.31
Loan loss allowance to non-accrual loans                            189.16                225.47
Loan loss allowance to total loans                                    0.89                  0.91

Nonperforming assets increased by $215,000 from $1.0 million at December 31, 1998 to $1.2 million at March 31, 1999, an increase of 21.1%. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operations

Net interest income for the three months ended March 31, 1999 was $3.17 million, an increase of 1.7% from the $3.12 million reported for the same period in 1998. The increased volume of interest-earning assets accounted for the higher net interest income. The net interest income generated by additional volume was partially offset by the reduced net interest spread. The weighted average yield on interest-earning assets decreased from 8.03% for the three months ended March 31, 1998 to 7.59% for the same period in 1999. Competitive pressures forced lower loan rates and decreased market rates on investments caused the weighted average yield on interest earning assets to decline. Reductions in assets yields were partially offset by lower deposit rates. The average rate paid on deposits and borrowings declined from 3.73% for the three months ended March 31, 1998 to 3.52% for the three months ended March 31, 1999.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months ended March 31, 1999 and 1998.


                                                                                 For the Three Months Ended
                                                                                          March 31,

                                                                                 1999                 1998
                                                                               -----------------------------
                    Weighted average yield on
                       Interest-earning assets                                  7.59%                 8.03%

                    Weighted average rate paid on
                       Deposit and borrowings                                   3.52                  3.73
                                                                               ----------------------------

                    Net interest spread                                         4.07%                 4.30%
                                                                               ============================

                    Net interest margin (net interest
                       Income divided by average
                       Earning assets)                                          4.19%                 4.45%
                                                                               ============================

The provision for loan losses for the three month period ended March 31, 1999 was $50,000 compared to $75,000 for the three months ended March 31, 1998. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Total noninterest income for the three months ended March 31, 1999 was $434,000 compared to $450,000 for the three months ended March 31, 1998, a decrease of $16,000, or 3.6%. The decrease is due to a reduction in traditional bank service charges such as overdraft fees and maintenance fees while service charges collected on ATMs declined due to the relocation of existing machines and the fewer number of transaction performed by non-customers.

Noninterest expense for the three months ended March 31, 1999 was $3.31 million compared to $2.97 million for the three months ended March 31, 1998, an increase of $341,000, or 11.5%. Salaries and employee benefits increased $263,000 or 14.6% from $1.81 million for the three-month period ended March 31, 1998 compared to $2.07 million for the three-month period in 1999. Employee bonus payments, higher benefit costs and the hiring of new commercial business developers accounted for this increase. Premises and equipment expense increased $48,000 or 11.4% from $421,000 for the three month period ended March 31, 1998 compared to $469,000 for the three month period ended March 31, 1999. The increase in occupancy expense can be attributed to maintenance and repairs made on the Corporation's properties and the opening of a new branch of the Franklin State Bank. Other expenses increased $19,000 in the first quarter of 1999. The increases in other operating expenses can be attributed to loan processing expense, courier services and telephone usage.

Income before taxes for the three month period ended March 31, 1999 was $251,000 compared to $529,000 for the three months ended March 31, 1998, a decrease of $278,000 or 52.6%. Income tax expense for the three months ended March 31, 1999 decreased $119,000 over the 1998 first quarter tax expense. The effective tax rate for the three months ended March 31, 1999 was 24.3% compared to 34.0% for the three months ended March 31, 1998. The decrease in the tax rate can be attributed to the reduction in income, the purchase of tax-exempt investment securities held by the Corporation and a reallocation of expenses throughout the Corporation's subsidiaries. On an after tax basis, the Corporation reported net income of $190,000 for the three month period ended March 31, 1999 compared to $349,000 for the same period in 1998.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $17.0 million and $28.6 million at March 31, 1999 and December 31, 1998, respectively.

Management believes liquidity and capital levels are adequate at March 31, 1999. For a discussion of regulatory capital requirements, see Note E to the Unaudited Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of March 31, 1999. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.


                                                            AMOUNTS MATURING OR REPRICING AS OF MARCH 31, 1999
                                                -------------------------------------------------------------------------
                                                    WITHIN     SIX TO TWELVE   ONE TO FIVE        OVER
                                                  SIX MONTHS       MONTHS         YEARS        FIVE YEARS       TOTAL
                                                -------------------------------------------------------------------------
                                                                            (DOLLARS IN THOUSANDS)
   Interest-earning assets:
   Fixed-rate mortgage loans                         $  29,901       $ 13,773       $ 82,243       $ 14,791     $ 140,708
   Adjustable-rate mortgage loans                       16,124          5,159         16,503            260        38,046
                                                -------------------------------------------------------------------------
         Total mortgage loans                           46,025         18,932         98,746         15,051       178,754
   Commercial business loans                            36,583          3,875         27,152            582        68,192
   Consumer loans                                        5,338          1,614          6,113            659        13,724
   Other loans                                             343            546          1,228          1,148         3,265
   Mortgage-related securities                          12,426            326          4,792          1,423        18,967
   Fixed rate investment securities and other                0              0          2,302         10,452        12,754
   Variable rate investment securities and
    other                                               10,053          1,057              0              0        11,110
                                                -------------------------------------------------------------------------
         Total interest-earning assets               $ 110,768       $ 26,350       $140,333       $ 29,315     $ 306,766
                                                =========================================================================

   Interest-bearing liabilities:
   Deposits
     Time deposits                                   $ 118,487       $ 32,412       $ 13,644       $      1     $ 164,544
     NOW accounts                                        1,513          1,513         15,133          7,062        25,221

     Savings accounts                                    3,484          3,484         34,844         16,260        58,072
     Money market accounts                                 393            393          3,930          1,834         6,550
     Advance payments for taxes and insurance                0            430              0              0           430
     Borrowings                                          5,490              0              0              0         5,490
                                                -------------------------------------------------------------------------
         Total interest-bearing liabilities          $ 129,367       $ 38,232       $ 67,551       $ 25,157     $ 260,307
                                                =========================================================================
   Interest-earning assets less
   interest-bearing
     Liabilities                                      ($18,599)      ($11,882)      $ 72,782       $  4,158     $  46,459
                                                =========================================================================
   Cumulative interest rate sensitivity gap           ($18,599)      ($30,481)      $ 42,301       $ 46,459
                                                ============================================================
   Cumulative interest rate sensitivity gap as
   a Percentage of total assets                        (5.64%)         (9.24%)         12.82%         14.08%
                                                ============================================================


At March 31, 1999, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a negative 5.64% for six months and a negative 9.24% for one-year maturities. Therefore, the Corporation is negatively gapped and may benefit from falling interest rates.

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

         Renovation:               95% Completed

The renovation phase consisted of replacing or upgrading those systems that had been found non-Year 2000 compliant. Based on the type of systems in place, the renovation phase is projected to be completed by June 1, 1999.

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

Significant Vendors

The Corporation is working directly with all vendors with material interfaces. It is the Corporation's goal that these interfaces be ready by June 1st, 1999. Currently, 90% of all interfaces have been tested and no apparent problems have been discovered. Below are several key interfaces and their project status:

         Deposit and Loan Processing:                Currently Completed
         Loan Preparation:                           Currently Completed
         Payroll:                                    Target June - 1999
         Credit Card Processing:                     Currently Completed
         Asset Liability Management:                 Currently Completed

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

Although the Corporation intends to complete all Year 2000 activities in a timely fashion, and although the Corporation has initiated Year 2000 Communications with significant customers, vendors and other important parties, and is monitoring the progress of such communications, such third parties nonetheless represent a risk that cannot be assessed with precision nor absolutely controlled despite the Corporation's best efforts. For that reason, the Corporation is modifying its existing a business resumption contingency plan to address alternatives in the event of some kind of a Year 2000 failure. A completed tested contingency plan is targeted for June 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            As of March 31, 1999 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.     Changes in Securities - NONE

Item 3      Defaults upon Senior Securities - NONE

Item 4      Submission of Matters to Vote of Security Holders - NONE

Item 5      Other Information - NONE

Item 6      Exhibits and Reports on Form 8-K

            The Corporation did not file any reports on Form 8-K during the three months ended March 31, 1999. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                           MERCHANTS AND MANUFACTURERS
                                               BANCORPORATION, INC.
                                       -----------------------------------------
                                                  (Registrant)




Date         May 14, 1999              /s/ James F. Bomberg
      -------------------------       ------------------------------------------
                                       James F. Bomberg
                                       President & Chief Executive Officer


Date         May 14, 1999              /s/ James C. Mroczkowski
      -------------------------       ------------------------------------------
                                       James C. Mroczkowski
                                       Vice President & Chief Financial Officer
                                       Principal Financial Officer