Form 10-Q
period 1999-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1999-08-11
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    ---------------------

Commission file Number  0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                 39-1413328
----------------------------------      ----------------------------------------
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
Yes   X      No
    -----      -----

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 Common Stock, par value $1.00 per share              1,491,438 Shares
------------------------------------------    ----------------------------------
                 Class                          Outstanding at August 1, 1999

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                         PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Statements of Financial Condition as of
         June 30, 1999 and December 31, 1998                                                    3

         Unaudited Consolidated Statements of Income for the Three Months and
         the Six Months ended June 30, 1999 and 1998                                            4

         Unaudited Consolidated Statements of Cash Flows for the Six Months
         ended June 30, 1999 and 1998                                                           5

         Notes to Unaudited Consolidated Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                           9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                             18

PART II. OTHER INFORMATION

Items 1-6                                                                                      19

Signatures                                                                                     22

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          JUNE 30,           DECEMBER 31,
                                                                            1999                1998
                                                                        ------------        -------------
                                                                                 (In Thousands)
ASSETS
Cash and due from banks                                                  $  13,626           $   9,946
Interest-bearing deposits at other banks                                       651              10,095
Federal funds sold                                                           7,058               8,587
                                                                         ---------           ---------
Cash and cash equivalents                                                   21,335              28,628
Securities available-for-sale at fair value:
  Investment securities                                                     17,760              15,721
  Mortgage-related securities                                               17,492              22,850
Loans receivable                                                           270,033             251,815
Accrued interest receivable                                                  1,729               1,674
Federal Home Loan Bank stock                                                   995               1,057
Premises and equipment                                                      10,228              10,130
Other assets                                                                 4,592               2,628
                                                                         ---------           ---------
Total assets                                                             $ 344,164           $ 334,503
                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                               $ 298,012           $ 289,230
  Borrowings                                                                13,390              13,260
  Accrued interest payable                                                     323                 421
  Advance payments by borrowers for taxes and insurance                        713                  52
  Other liabilities                                                            726                 543
                                                                         ---------           ---------
Total liabilities                                                          313,164             303,506

Stockholders' equity
  Common stock $1.00 par value;
    Shares authorized: 6,000,000--1999; 3,000,000--1998;
    Shares issued: 1,507,788;
    Shares outstanding: 1,489,754--1999; 1,490,331--1998                     1,508               1,508
  Additional paid in capital                                                10,824              10,820
  Net unrealized loss on securities available-for-sale                        (636)                (88)
  Retained earnings                                                         19,978              19,391
  Treasury stock, at cost (18,034 shares--1999;
    17,457 shares--1998)                                                      (674)               (634)
                                                                         ---------           ---------
Total stockholders' equity                                                  31,000              30,997
                                                                         ---------           ---------
Total liabilities and stockholders' equity                               $ 344,164           $ 334,503
                                                                         =========           =========




See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                          1999             1998                1999              1998
                                                        --------         --------            --------          --------
                                                                          (In Thousands, except per share data)
Interest income:
  Loans, including fees                                 $ 5,355           $ 4,849           $10,507           $ 9,686
  Investment securities:
    Taxable                                                 146               179               275               374
    Exempt from federal income taxes                        102                19               204                30
  Mortgage-related securities                               275               495               579               974
  Other                                                      52               151               114               260
                                                        -------           -------           -------           -------
Total interest income                                     5,930             5,693            11,679            11,324

Interest expense:
  Deposits                                                2,478             2,596             4,938             5,083
  Borrowings                                                 77                10               193                35
                                                        -------           -------           -------           -------
Total interest expense                                    2,555             2,606             5,131             5,118

Net interest income                                       3,375             3,087             6,548             6,206
Provision for loan losses                                    50                75               100               150
                                                        -------           -------           -------           -------
Net interest income after provision for
  loan losses                                             3,325             3,012             6,448             6,056

Non-interest income:
  Service charges on deposit accounts                       188               188               359               375
  Service charges on loans                                   59                52               101                74
  Net gain (loss) on securities sales                         0                49                 9                49
  Other                                                     244               270               456               511
                                                        -------           -------           -------           -------
                                                            491               559               925             1,009

Non-interest expenses:
  Salaries and employee benefits                          1,462             1,446             3,531             3,252
  Premises and equipment                                    384               386               853               807
  Data processing                                           160               161               317               318
  Federal deposit insurance premiums                         30                18                60                37
  Other                                                     494               535             1,075             1,097
                                                        -------           -------           -------           -------
                                                          2,530             2,546             5,836             5,511

Income before income taxes                                1,286             1,025             1,537             1,554
Income taxes                                                441               367               502               547
                                                        -------           -------           -------           -------
Net income                                              $   845           $   658           $ 1,035           $ 1,007
                                                        =======           =======           =======           =======

Basic earnings per share                                $  0.57           $  0.44           $  0.69           $  0.67
                                                        =======           =======           =======           =======

Diluted earnings per share                              $  0.55           $  0.43           $  0.68           $  0.67
                                                        =======           =======           =======           =======

Dividends per share                                     $  0.15           $  0.14           $  0.30           $  0.25
                                                        =======           =======           =======           =======


See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                            1999              1998
                                                                                         ---------          --------
                                                                                                 (In Thousands)
OPERATING ACTIVITIES
  Net income                                                                              $  1,036        $  1,007
  Adjustments to reconcile net income to cash provided by
     Operating activities:
          Provision for loan losses                                                            100             150
          Provision for depreciation                                                           321             275
          Net amortization of investments securities premiums and discounts                     29              60
          Net realized investment security gains                                                (9)            (49)
          Increase in accrued interest receivable                                              (55)           (114)
          Increase in cash surrender value, officer/director life insurance                 (1,281)            (25)
          Increase in accounts receivable                                                      217            (746)
          Increase in accrued interest payable                                                 (98)             19
          Other                                                                               (397)           (276)
                                                                                          --------        --------
Net cash provided (used) by operating activities                                              (137)            301

INVESTING ACTIVITIES
Purchases of securities available-for-sale                                                  (2,589)        (13,692)
Proceeds from sales of securities available-for-sale                                         2,704           9,132
Proceeds from redemptions and maturities of securities available-for-sale                    2,351           3,300
Net increase in loans                                                                      (18,354)         (4,625)
Purchase of premises and equipment                                                            (419)           (371)
Redemption (purchase) of Federal Home Loan Bank stock                                           62             (22)
                                                                                          --------        --------
Net cash used by investing activities                                                      (16,245)         (6,278)

FINANCING ACTIVITIES
Net increase in deposits                                                                     8,782          15,713
Net increase (decrease) in borrowings                                                          130          (1,500)
Increase in advance payments by borrowers for taxes and insurance                              661             735
Payments of cash dividends to stockholders                                                    (448)           (372)
Purchase of treasury stock                                                                    (107)           (205)
Proceeds from sale of treasury stock                                                            67             196
Proceeds from issuing additional common stock                                                    4             290
                                                                                          --------        --------
Net cash provided by financing activities                                                    9,089          14,857

Increase (decrease) in cash and cash equivalents                                            (7,293)          8,880
Cash and cash equivalents at beginning of period                                            28,628          15,358
                                                                                          --------        --------
Cash and cash equivalents at end of period                                                $ 21,335        $ 24,238
                                                                                          ========        ========


Supplemental cash flow information:
  Interest paid                                                                           $  5,163        $  5,098
  Income taxes paid                                                                            579             478


See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 1999

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1998.

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

Presented below are the calculations for basic and diluted earnings per share:


                                                               Three Months Ended                      Six Months Ended
                                                                   June 30,                                June 30,
     Basic                                                   1999            1998                   1999             1998
     ------------------------------------------------ ---------------------------------      ----------------------------------
     Net income                                       $        844,950  $       657,411      $       1,034,630   $    1,006,615
     Weighted average shares outstanding                     1,489,754        1,500,528              1,489,696        1,497,169
     Basic earnings per share                         $           0.57  $          0.44      $            0.69   $         0.67
                                                      =================================      ==================================

     Diluted:
     ------------------------------------------------ ---------------------------------      ----------------------------------
     Net income                                       $        844,950  $       657,411      $       1,034,630    $   1,006,615
     Weighted average shares outstanding                     1,489,754        1,500,528              1,489,696        1,479,169
     Effect of dilutive stock options outstanding               33,263           16,569                 32,056           15,866
                                                      ---------------------------------      ----------------------------------
     Diluted weighted average shares outstanding             1,523,016        1,517,097              1,521,751        1,513,035
     Diluted earnings per share                       $           0.55  $          0.43                $  0.68   $         0.67
                                                      =================================      ==================================


NOTE C - COMPREHENSIVE INCOME

The following table presents the Corporation's comprehensive income.

                                                               Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                            1999             1998                   1999             1998
                                                      ---------------------------------      ----------------------------------
     Net income                                       $        844,950  $       657,411      $       1,034,630   $    1,006,615
     Other comprehensive income
       Net change in unrealized securities gains
          (losses), net                                       (390,752)         (76,459)              (547,697)         (33,587)
                                                      ---------------------------------      ----------------------------------
     Total comprehensive income                       $        454,198  $       580,952      $         486,933   $      973,028
                                                      =================================      ==================================


NOTE D -- LOANS RECEIVABLE

Loans are comprised of the following categories:

                                                                                    June 30
                                                                           1999                  1998
                                                                   ---------------------------------------
                                                                                (In Thousands)
                 Commercial business loans                         $      68,190              $    54,886
                 Commercial real estate                                  120,230                   92,724
                 Real estate mortgages                                    69,454                   73,073
                 Installments                                             13,329                   12,240
                 Other                                                     1,181                    1,010
                                                                   ---------------------------------------
                 Total loans                                             272,384                  233,933
                 Unearned income                                             (37)                     (51)
                 Allowance for loan losses                                (2,314)                  (2,229)
                                                                   ---------------------------------------
                 Loans, net                                        $     270,033              $   231,653
                                                                   =======================================

The following table presents changes in the allowance for loan losses:

                                                               Six Months Ended June 30
                                                                  1999           1998
                                                           -------------------------------
                                                                  (In Thousands)
             Balance at January 1                          $       2,302          $  2,093
                  Provisions                                         100               150
                  Charge-offs                                       (95)               (18)
                  Recoveries                                           7                 4
                                                           ===============================
             Balance at June 30                            $       2,314          $  2,229
                                                           ===============================


NOTE E -- STOCKHOLDERS' EQUITY

Under federal law and regulations, the Banks are required to meet certain capital requirements, leverage ratios and risk-based capital requirements. The leverage ratio, in general, is stockholders' equity as a percentage of total assets. The risk-based capital ratio, in general, is stockholders' equity plus general loan loss allowances (within certain limitations) as a percentage of risk adjusted assets.

As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized Lincoln State Bank, Lincoln Community Bank and Franklin State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

                                                                                                To Be Well Capitalized
                                                                         For Capital           Under Prompt Corrective
                                                Actual                 Adequacy Purposes          Action Provisions
                                      --------------------------- -------------------------- --------------------------
                                          Amount       Ratio         Amount       Ratio          Amount         Ratio
                                      --------------------------- -------------------------- --------------------------
                                                                       (In Thousands)
          AS OF JUNE 30, 1999
          Total Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank        $16,308        10.59%      $12,314       >8.00%        $15,393     >10.00%
               Lincoln Community           9,477        11.73%        6,462       >8.00%          8,077     >10.00%
               Franklin State Bank         4,974        10.74%        3,706       >8.00%          4,632     >10.00%

          Tier 1 Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank         15,190         9.87%        6,157       >4.00%          9,236      >6.00%
               Lincoln Community           8,664        10.73%        3,231       >4.00%          4,846      >6.00%
               Franklin State Bank         4,590         9.91%        1,853       >4.00%          2,779      >6.00%

          Tier 1 Capital (to Average
             Assets):
               Lincoln State Bank         15,190         8.69%        6,992       >4.00%          8,740      >5.00%
               Lincoln Community           8,664         8.90%        3,894       >4.00%          4,868      >5.00%
               Franklin State Bank         4,590         8.02%        2,288       >4.00%          2,860      >5.00%

NOTE F -- PENDING ACQUISITION

On March 9, 1999, the Corporation entered into a definitive agreement to acquire Pyramid Bancorp., Inc. (PBI) by exchanging nine shares of the Corporation's stock for each outstanding common share of PBI. Upon closing, PBI will be merged into the Corporation. The transaction is expected to close in the third quarter of 1999, and will be accounted for as a pooling of interests. At June 30, 1999, PBI had total assets and shareholder's equity of $108,936 and $8,934, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At June 30, 1999, the Corporation's consolidated total assets were $344.2 million as compared to $334.5 million at December 31, 1998. This increase was due to a $18.2 million increase in loans, which was partially offset by a $11.0 million reduction in short term investments and a $3.3 million decline in investment securities and mortgage-related securities. The increase in assets was funded by a $8.8 million increase in total deposits.

Investment securities available-for-sale increased $2.0 million, or 13.0% from $15.7 million at December 31, 1998 to $17.8 million at June 30, 1999. Purchases of US government agency notes caused the increase.

Mortgage-related securities available-for-sale decreased $5.4 million, or 23.4% from $22.9 million at December 31, 1998, to $17.5 million at June 30, 1999. Purchases of mortgage-related securities were offset by sales, redemptions and maturities of this type of security.

Net loans receivable increased $18.2 million, or 7.2%, from $251.8 million at December 31, 1998 compared to $270.0 million at June 30, 1999. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate, and guarantees as well as mortgages secured by residential properties located in the Corporation's primary market area. At June 30, 1999 the Corporation has not designated any as loans held for sale.

Stockholders' equity at June 30, 1999 was $31.0 million unchanged from December 31, 1998. The change in the individual components of stockholders' equity consisted of net income of $1.0 million, less the net purchase of treasury stock of $36,000, payments of dividends to shareholders of $448,000 and the $548,000 net decrease in the market value of securities categorized as available for sale. The Banks continue to exceed their regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:

                                                                  June 30,          December 31,
                                                                    1999               1998
                                                               -------------       --------------
                                                                       (dollars in thousands)
Non-accrual loans:
    Mortgage loans
      One-to-four family                                         $  539               $  505
      Commercial real estate                                        505                    7
                                                                 ------               ------
        Total mortgage loans                                      1,044                  512

    Commercial business                                             553                  391
    Consumer and other                                              109                  118
                                                                 ------               ------
        Total non-accrual loans                                   1,706                1,021

Other real estate owned                                              25                    0
                                                                 ------               ------
        Total nonperforming assets                               $1,731               $1,021
                                                                 ======               ======

RATIOS:
Non-accrual loans to total loans                                   0.63%                0.40%
Nonperforming assets to total assets                               0.50                 0.31
Loan loss allowance to non-accrual loans                         135.64               225.47
Loan loss allowance to total loans                                 0.85                 0.91


Nonperforming assets increased by $710,000 from $1.0 million at December 31, 1998 to $1.7 million at June 30, 1999, an increase of 69.5%. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operations

Net interest income for the three months ended June 30, 1999 was $3.38 million, an increase of 9.3% from the $3.09 million reported for the same period in 1998. The increased volume of interest-earning assets as well as an improved net interest margin accounted for the higher net interest income. The weighted average yield on interest-earning assets decreased from 7.95% for the three months ended June 30, 1998 to 7.61% for the same period in 1999. Competitive pressures and lower market interest rates caused the weighted average yield on interest earning assets to decline. The lower average cost of new deposits generated caused the weighted average rate paid on deposits and borrowings to decrease from 3.77% for the three months ended June 30, 1998 to 3.38% for the three months ended June 30, 1999. Net interest income for the six months ended June 30, 1999 was $6.55 million, an increase of 5.5% from the $6.21 million reported for the same period in 1998. The increased volume of interest-earning assets was the primary reason for the improvement in the year-to-date net interest income.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the six and three months ended June 30, 1999 and 1998.

                                                                    During the                  During the
                                                                 Three Months Ended             Six Months
                                                                     June 30,                  Ended June 30,

                                                                 1999        1998           1999         1998
                                                              ----------------------     -----------------------
               Weighted average yield on
                  interest-earning assets                        7.61%       7.95%          7.60%        7.99%

               Weighted average rate paid on
                  deposit accounts and borrowings                3.38        3.77           3.45         3.76
                                                              ----------------------   -------------------------

               Net interest spread                               4.23%       4.18%          4.15%        4.23%
                                                              ======================   =========================

               Net interest margin (net interest
                  income divided by average
                  earning assets)                               4.33%       4.31%           4.26%       4.38%
                                                              ======================   =========================


The provision for loan losses for the three month period ended June 30, 1999 was $50,000 compared to $75,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, the provision for loan losses was $100,000 compared to $150,000 for than the same period in 1998. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-interest income for the three months ended June 30, 1999 was $491,000 compared to $559,000 for the three months ended June 30, 1998, a decrease of $68,000, or 12.2%. Non-interest income for the six months ended June 30, 1999 was $925,000 million compared to $1.0 million for the six months ended June 30, 1998, a decrease of $84,000, or 8.3%. The decrease for both periods is due to fewer fees collected on ATM transactions and reduced gains on sales of investment securities.

Non-interest expense for the three months ended June 30, 1999 was $2.53 million compared to $2.55 million for the three months ended June 30, 1998, a decrease of $16,000, or 0.1%. Non-interest expense for the six months ended June 30, 1999 was $5.84 million compared to $5.51 million for the six months ended June 30, 1998, an increase of $325,000, or 5.9%. Salaries and employee benefits increased $16,000 or 1.1% from $1.45 million for the three-month period ended June 30, 1998 to $1.46 million for the 1999 three-month period. Salaries and employee benefits increased $279,000 or 8.6% from $3.25 million for the six-month period ended June 30, 1998 to $3.53 million for the six-month period ended June 30, 1999. Employee bonus payments, higher benefit costs and the hiring of new commercial business developers accounted for this increase. Premises and equipment expense decreased $2,000 from $386,000 for the three-month period ended June 30, 1998 compared to $384,000 for the three-month period ended June 30, 1999. Premises and equipment expense increased $46,000 or 5.7% from $807,000 for the six-month period ended June 30, 1998 compared to $853,000 for the six-month period ended June 30, 1999. The six-month increase in occupancy expense can be attributed to maintenance and repairs made on the Corporation's properties and the opening of a new branch of the Franklin State Bank. Federal deposit insurance premiums increased $12,000 from $18,000 for the three-month period ended June 30, 1998 to $30,000 and $23,000 for the six-month period ended June 30, 1998 compared to 1999. The insurance premiums increased in 1999 due to the higher level of deposits. Other expenses decreased $41,000 or 7.7% in the second quarter and $22,000 or 0.1% for the six-month period ended June 30, 1999. This can be attributed to decreases in operating expenses such as office supplies, examination costs and human resource expenses.

Income before taxes for the three-month period ended June 30, 1999 was $1.29 million compared to $1.03 million for the three months ended June 30, 1998, an increase of $261,000 or 23.1%. Income before taxes for the six-month period ended June 30, 1999 was $1.54 million compared to $1.55 million for the six months ended June 30, 1998, a decrease of $17,000 or 1.1%. The income tax expense for the three months ended June 30, 1999 increased $74,000 over the 1998 second quarter tax expense. The effective tax rate for the three months ended June 30, 1999 was 34.3% compared to 35.8% for the three months ended June 30, 1998. The income tax expense for the six months ended June 30, 1999 decreased $45,000 over the same period in 1998. The effective tax rate for the six months ended June 30, 1999 was 32.7% compared to 35.2% for the six months ended June 30, 1998. The decrease in the tax rate can be attributed to the purchase of tax-exempt investment securities held by the Corporation and a reallocation of expenses throughout the Corporation's subsidiaries. On an after tax basis, the Corporation reported net income of $845,000 for the three month period ended June 30, 1999 compared to $658,000 for the same period in 1998; and for the six month period ended June 30, 1999, the Corporation reported net income of $1.04 million compared to $1.00 million for the same period in 1998.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $21.3 million and $28.6 million at June 30, 1999 and December 31, 1998, respectively.

Management believes liquidity and capital levels are adequate at June 30, 1999. For a discussion of regulatory requirements, see Note D to the Unaudited Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of June 30, 1999. Certain assumptions regarding prepayment and withdrawal rates are based upon the Corporation's historical experience, and management believes such assumptions are reasonable.

                                                            AMOUNTS MATURING OR REPRICING AS OF JUNE 30, 1999
                                                -------------------------------------------------------------------------
                                                    WITHIN     SIX TO TWELVE   ONE TO FIVE        OVER
                                                  SIX MONTHS       MONTHS         YEARS        FIVE YEARS       TOTAL
                                                -------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
   Interest-earning assets:
   Fixed-rate mortgage loans                          $ 31,360       $ 14,722       $ 81,534        $14,887     $ 142,503
   Adjustable-rate mortgage loans                       18,831          5,331         20,502          2,062        46,726
                                                -------------------------------------------------------------------------
         Total mortgage loans                           50,191         20,053        102,036         16,949       189,229
   Commercial business loans                            35,874          4,599         26,910          1,225        68,608
   Consumer loans                                        4,258          1,649          6,514            908        13,329
   Other loans                                             656            525              0              0         1,181
   Mortgage-related securities                          11,933              0          4,192          1,367        17,492
   Fixed rate investment securities and other              488            806          2,731         10,128        14,153
   Variable rate investment securities and
   other                                                11,317            995              0              0        12,312
                                                -------------------------------------------------------------------------
         Total interest-earning assets                $114,717       $ 28,627       $142,383        $30,577     $ 316,304
                                                =========================================================================

   Interest-bearing liabilities:
   Deposits
     Time deposits                                    $112,980       $ 36,378       $ 13,773        $     0     $ 163,131
     NOW accounts                                        1,500          1,500         14,997          6,998        24,995
     Savings accounts                                    3,580          3,580         35,798         16,706        59,664
     Money market accounts                                 475            475          4,752          2,217         7,919
     Advance payments for taxes and insurance                0            713              0              0           713
     Borrowings                                         13,390              0              0              0        13,390
                                                -------------------------------------------------------------------------
         Total interest-bearing liabilities           $131,925       $ 42,646       $ 69,320        $25,921     $ 269,812
                                                =========================================================================
   Interest-earning assets less
   interest-bearing
     Liabilities                                      ($17,208)      ($14,019)      $ 73,063        $ 4,656     $  46,492
                                                =========================================================================
   Cumulative interest rate sensitivity gap           ($17,208)      ($31,227)      $ 41,836        $46,492
                                                ============================================================
   Cumulative interest rate sensitivity gap as
   a
     Percentage of total assets                         (5.00%)        (9.07%)         12.16%         13.51%
                                                ============================================================


At June 30, 1999, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a negative 5.00% for six months and a negative 9.07% for one-year maturities. Therefore, the Corporation is negatively gapped and may benefit from falling interest rates.

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

Systems that work independently of IT equipment have the same potential for failure due to the prevalence of embedded computer chips. These "hidden" chips have forced the Corporation to review all of its environmental, security, and communication systems.

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

In developing its Year 2000 Project Plan, the Corporation defined the Year 2000 problem in 5 stages:

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

         Renovation:                99% Completed

The renovation phase consisted of replacing or upgrading those systems that had been found non-Year 2000 compliant. Based on the type of systems in place, the renovation phase was completed by June 1, 1999. Small miscellaneous updates, not directly related to Year 2000, for systems are anticipated till the end of the year.

         Validation:                99% Completed

For those systems that had been renovated, they were tested to ensure Year 2000 compliance. Each system was tested by individuals familiar with its operation and all tests were documented for support purposes. Validation was completed along with renovation and implementation. No apparent problems inherent to the Year 2000 have been observed in the completed testing. During the first week of March 1999, the Corporation concluded its proxy testing and validation of its outside service bureau. As with the Renovation phase, the Corporation will continue to monitor and test its systems for readiness till the end of the year.

         Implementation:            99% Completed

The implementation phase consisted of implementing those renovated and validated systems. Based on the type of systems in place, the implementation phase was completed in the 2nd quarter of 1999. Monitoring of the systems will be ongoing till the end of the year.

Corporate Customers

The Corporation and its subsidiary banks have prepared a corporate contingency plan for addressing the Year 2000 problem and implementing the necessary changes. One of the facets of this contingency plan is to ensure that its customers are made aware of this problem and that they are involved at some level in reviewing their company's ability to handle and effectively deal with the year 2000. Each of the lending officers within the Corporation is aware of the Year 2000 Problem and has reviewed those businesses to which funds have been borrowed to assure that they are also becoming Year 2000 ready. The same review process is being used with all new applicants. The Corporation is currently revisiting businesses to review their state of Year 2000 readiness and efforts. This second review is to be completed by September 1999.

Public Awareness

The Corporation fully realizes the impact that the media has on public perception regarding the Year 2000. A campaign of public awareness has been implemented that consists of informational pieces directly mailed to customers or available throughout the Corporation. These, in addition to lobby displays are intended to assure customers of the Corporation's efforts. Employees of the Corporation have been trained on answering questions and where to direct customers for additional information. The Corporation's web site also contains information regarding this topic. Additional brochures regarding consumer fraud will be made available in the third quarter of 1999. Materials from the FDIC and the State of Wisconsin regarding Year 2000 readiness are being included in the Corporation's public awareness plan.

Third Party Vendors

A third party vendor is a supplier, processor, or governmental agency that has material interfaces directly with the Corporation.

Significant Vendors

The Corporation is working directly with all vendors with material interfaces. It was the Corporation's goal that these interfaces be ready by June 1, 1999. Currently, 99% of all interfaces have been tested and no apparent problems have been discovered. Below are several key interfaces and their project status:

         Deposit and Loan Processing:            Currently Completed
         Loan Preparation:                       Currently Completed
         Payroll:                                Currently Completed
         Credit Card Processing:                 Currently Completed
         Asset Liability Management:             Currently Completed

Other Third Party Vendors

Other third party vendors are suppliers that provide services or products to the Corporation. All vendors have been queried as to their Year 2000 readiness. Approximately 99% of all vendors currently supply Year 2000 ready products or services. The remaining one percent has indicated that their products or services will be ready during the second half of 1999. To date, the Corporation is not aware of any vendor with a Year 2000 issue that would significantly impact the Corporation's operations, liquidity or capital resources. The Corporation has tested for readiness wherever possible and feels comfortable with the results. Should a vendor be unable to supply a Year 2000 ready product or services, the Corporation will follow the guidelines set forth in its Year 2000 contingency plan.

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

Risk of Non-Compliance and Contingency Plans

Management of the Corporation believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The major applications which pose the greatest Year 2000 risk if the implementation of the Year 2000 Compliance Program is not successful are the Corporation's data processing system (which processes various documents to allow for accurate record keeping of transactional data), teller system and transaction interfaces (which provide customer access to accounts), loan system (which monitors and transacts loan payments by customers), and internal network system (which supports the computer components throughout the Corporation). External vendors support most of these systems. Failure by any of these systems could have a negative impact on the Corporation's ability to process its customers' transactions.

Although the Corporation has completed 99% of its Year 2000 activities, and although the Corporation has initiated Year 2000 Communications with significant customers, vendors and other important parties, and is monitoring the progress of such communications, such third parties nonetheless represent a risk that cannot be assessed with precision nor absolutely controlled despite the Corporation's best efforts. For that reason, the Corporation is modifying its existing business resumption contingency plan to address alternatives in the event of some kind of a Year 2000 failure. The Corporation's contingency plan was completed and tested by June 30, 1999. Random testing of the plan will continue through the end of the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           As of June 30, 1999 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.    Changes in Securities - NONE

Item 3     Defaults upon Senior Securities - NONE

Item 4     Submission of Matters to Vote of Security Holders
           ANNUAL MEETING OF SHAREHOLDERS. On May 25, 1999, at the Annual Meeting of the shareholders of the Corporation, the Corporation's shareholders reelected Thomas Gapinski, J. Michael Bartels, John Krawczyk, Gervase Rose, Robert Donaj and James Sass as directors for three year terms expiring on the date of the annual shareholders meeting to be held in 2001. The shareholders also ratified the adoption of the resolution to amend the Corporation's Articles of Incorporation to increase the number of authorized shares of $1.00 par value of common stock from 3,000,000 to 6,000,000 shares

           SHAREHOLDER VOTE WITH RESPECT TO MATTERS ACTED UPON AT THE ANNUAL MEETING

           ELECTION OF DIRECTORS. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. Thomas Gapinski, J. Michael Bartels, John Krawczyk, Gervase Rose, Robert Donaj and James Sass were standing for reelection. The vote with respect to the reelection of each was as follows:

           THOMAS GAPINSKI
                 1,489,750  Total votes were eligible to be cast
                 1,002,840  Votes were represented in person or by proxy at the
                            Annual Meeting
                   998,514  Votes were cast "FOR" the reelection of Mr. Gapinski
                         0 Votes were cast "AGAINST" the reelection of Mr. Gapinski
                     4,326  Votes abstained or were broker non-votes

           J. MICHAEL BARTELS
                 1,489,750  Total votes were eligible to be cast
                 1,002,840  Votes were represented in person or by proxy at the
                            Annual Meeting
                   999,126  Votes were cast "FOR" the reelection of Mr. Bartels
                         0 Votes were cast "AGAINST" the reelection of Mr. Bartels

        JOHN KRAWCZYK
            1,489,750  Total votes were eligible to be cast
            1,002,840  Votes were represented in person or by proxy at the
                       Annual Meeting
              998,458  Votes were cast "FOR" the reelection of Mr. Krawczyk
                    0  Votes were cast "AGAINST" the reelection of Mr. Krawczyk
                4,382  Votes abstained or were broker non-votes

        GERVASE ROSE
            1,489,750  Total votes were eligible to be cast
            1,002,840  Votes were represented in person or by proxy at the
                       Annual Meeting
              999,126  Votes were cast "FOR" the reelection of Mr. Rose
                    0  Votes were cast "AGAINST" the reelection of Mr. Rose
                3,714  Votes abstained or were broker non-votes

        ROBERT DONAJ
            1,489,750  Total votes were eligible to be cast
            1,002,840  Votes were represented in person or by proxy at the
                       Annual Meeting
              993,290  Votes were cast "FOR" the reelection of Mr. Donaj
                    0  Votes were cast "AGAINST" the reelection of Mr. Donaj
                9,550  Votes abstained or were broker non-votes

        JAMES SASS
            1,489,750  Total votes were eligible to be cast
            1,002,840  Votes were represented in person or by proxy at the
                       Annual Meeting
              996,921  Votes were cast "FOR" the reelection of Mr. Sass
                    0  Votes were cast "AGAINST" the reelection of Mr. Sass
                5,919  Votes abstained or were broker non-votes

       ADOPTION OF THE RESOLUTION TO AMEND THE CORPORATION'S ARTICLES OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF $1.00 PAR VALUE OF COMMON STOCK FROM 3,000,000 TO 6,000,000 SHARES. Under Wisconsin law, the resolution would be approved if, at the Annual Meeting, a greater number of votes were cast "FOR" the proposal than were cast "AGAINST" the proposal. Abstentions and broker non-votes were not counted except for purposes of establishing a quorum. The vote on the adoption of the resolution to amend the Corporation's Articles of Incorporation to increase the number of authorized shares of $1.00 par value of common stock from 3,000,000 to 6,000,000 shares was as follows:

             1,489,750  Total votes were eligible to be cast
             1,002,840  Votes were represented in person or by proxy at the
                        Annual Meeting
               984,775 Votes were cast "FOR" the adoption of the resolution to amend the corporation's Articles of Incorporation to increase the number of authorized shares of $1.00 par value of common stock from 3,000,000 to 6,000,000 shares
                12,803 Votes were cast "AGAINST" the adoption of the resolution to amend the corporation's Articles of Incorporation to increase the number of authorized shares of $1.00 par value of common stock from 3,000,000 to 6,000,000 shares
                 5,262  Votes abstained or were broker non-votes

Item 5   Other Information - NONE

Item 6   Exhibits and Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the three months ended June 30, 1999. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                             MERCHANTS AND MANUFACTURERS
                                                 BANCORPORATION, INC.
                                      ------------------------------------------
                                                    (Registrant)



Date    August 10, 1999               /s/ James F. Bomberg
     --------------------             ------------------------------------------
                                      James F. Bomberg
                                      President & Chief Executive Officer


Date    August 10, 1999               /s/ James C. Mroczkowski
     --------------------             ------------------------------------------
                                      James C. Mroczkowski
                                      Executive Vice President & Chief Financial
                                      Officer
                                      Principal Financial Officer