Form 10-Q
period 1999-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 1999-11-15
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 1999
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                   to
                               -----------------    ---------------------

Commission file Number  0-21292
                        -------

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Wisconsin                              39-1413328
-----------------------------------     ---------------------------------------
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
                      ---      ---


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Common Stock, par value $1.00 per share             1,491,438 Shares
  ---------------------------------------      -------------------------------
               Class                           Outstanding at November 1, 1999

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                    PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Statements of Financial Condition
        as of September 30, 1999 and December 31, 1998                   3

        Unaudited Consolidated Statements of Income for the Three
        Months and the Nine Months ended September 30, 1999 and 1998     4

        Unaudited Consolidated Statements of Cash Flows for the Nine
        Months ended September 30, 1999 and 1998                         5

        Notes to Unaudited Consolidated Financial Statements             6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        9

Item 3. Quantitative and Qualitative Disclosure About Market Risk       18

PART II. OTHER INFORMATION

Items 1-6                                                               19

Signatures                                                              20

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                                 1999                    1998
                                                                            -------------            ------------
                                                                                        (In Thousands)
ASSETS
Cash and due from banks                                                         $  9,958                $  9,946
Interest-bearing deposits at other banks                                             810                  10,095
Federal funds sold                                                                   214                   8,587
                                                                                --------                --------
Cash and cash equivalents                                                         10,982                  28,628
Securities available-for-sale at fair value:
  Investment securities                                                           18,319                  15,721
  Mortgage-related securities                                                     16,275                  22,850
Loans receivable                                                                 278,234                 251,815
Accrued interest receivable                                                        1,783                   1,674
Federal Home Loan Bank stock                                                         995                   1,057
Premises and equipment                                                             8,495                  10,130
Other assets                                                                       4,892                   2,628
                                                                                --------                --------
Total assets                                                                    $339,975                $334,503
                                                                                ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                      $295,314                $289,230
  Borrowings                                                                      10,700                  13,260
  Accrued interest payable                                                           301                     421
  Advance payments by borrowers for taxes and insurance                              955                      52
  Other liabilities                                                                1,275                     543
                                                                                --------                --------
Total liabilities                                                                308,545                 303,506

Stockholders' equity
  Common stock $1.00 par value;
    Shares authorized: 6,000,000--1999; 3,000,000--1998;
    Shares issued: 1,507,788;
    Shares outstanding: 1,491,438--1999; 1,490,331--1998                           1,508                   1,508
  Additional paid in capital                                                      10,783                  10,820
  Net unrealized loss on securities available-for-sale                              (875)                    (88)
  Retained earnings                                                               20,624                  19,391
  Treasury stock, at cost (16,350 shares--1999;
    17,457 shares--1998)                                                            (610)                   (634)
                                                                               ---------                --------
Total stockholders' equity                                                        31,430                  30,997
                                                                                --------                --------
Total liabilities and stockholders' equity                                      $339,975                $334,503
                                                                                ========                ========


See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                               SEPTEMBER 30,
                                                      1999                 1998                   1999                1998
                                                     ------               ------                 ------              ------
                                                                     (In Thousands, except per share data)
Interest income:
  Loans, including fees                              $5,529               $5,085                $16,036              $14,771
  Investment securities:
    Taxable                                             135                  167                    410                  541
    Exempt from federal income taxes                    103                  107                    307                  137
  Mortgage-related securities                           251                  413                    830                1,387
  Other                                                  39                  118                    153                  378
                                                     ------               ------                -------              -------
Total interest income                                 6,057                5,890                 17,736               17,214

Interest expense:
  Deposits                                            2,395                2,708                  7,333                7,791
  Borrowings                                            174                   11                    367                   46
                                                     ------               ------                -------              -------
Total interest expense                                2,569                2,719                  7,700                7,837

Net interest income                                   3,488                3,171                 10,036                9,377
Provision for loan losses                               642                   50                    742                  200
                                                     ------               ------                -------              -------
Net interest income after provision for
  loan losses                                         2,846                3,121                  9,294                9,177

Non-interest income:
  Service charges on deposit accounts                   186                  185                    545                  560
  Service charges on loans                               68                   74                    169                  148
  Net gain on securities sales                            0                    6                      9                   55
  Net gain on sale of building                          566                    0                    566                    0
  Other                                                 230                  264                    686                  775
                                                     ------               ------                -------              -------
                                                      1,050                  529                  1,975                1,538

Non-interest expenses:
  Salaries and employee benefits                      1,456                1,435                  4,987                4,687
  Premises and equipment                                414                  380                  1,267                1,187
  Data processing                                       151                  156                    468                  474
  Federal deposit insurance premiums                     21                   30                     81                   67
  Other                                                 557                  544                  1,632                1,642
                                                     ------               ------                -------              -------
                                                      2,599                2,545                  8,435                8,057

Income before income taxes                            1,297                1,105                  2,834                2,658
Income taxes                                            428                  382                    930                  929
                                                     ------               ------                -------              -------
Net income                                           $  869               $  723                $ 1,904              $ 1,729
                                                     ======               ======                =======              =======

Basic earnings per share                             $ 0.58               $ 0.48                $  1.28              $  1.15
                                                     ======               ======                =======              =======

Diluted earnings per share                           $ 0.57               $ 0.47                $  1.25              $  1.14
                                                     ======               ======                =======              =======

Dividends per share                                  $ 0.15               $ 0.15                $  0.45              $  0.39
                                                     ======               ======                =======              =======

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        1999                1998
                                                                                      --------            --------
                                                                                             (In Thousands)
OPERATING ACTIVITIES
  Net income                                                                          $  1,904            $  1,729
  Adjustments to reconcile net income to cash provided by
    Operating activities:
      Provision for loan losses                                                            742                 200
      Provision for depreciation                                                           488                 427
      Net amortization of investment securities premiums and discounts                      47                  81
      Net realized investment security gains                                                (9)                (55)
      Net realized gain on sale of building                                               (566)                  0
      Increase in accrued interest receivable                                             (109)               (173)
      Increase (decrease) in accrued interest payable                                     (120)                 35
      Other                                                                             (1,601)               (454)
                                                                                      --------            --------
Net cash provided by operating activities                                                  776               1,790

INVESTING ACTIVITIES
Purchases of securities available-for-sale                                              (3,588)            (21,471)
Proceeds from sales of securities available-for-sale                                     2,704              10,538
Proceeds from redemptions and maturities of securities available-for-sale                3,615               4,869
Net increase in loans                                                                  (27,207)            (22,301)
Purchase of premises and equipment                                                        (589)             (1,350)
Proceeds from sale of building                                                           2,839                   0
Redemption (purchase) of Federal Home Loan Bank stock                                       62                 (22)
                                                                                      --------            --------
Net cash used by investing activities                                                  (22,164)            (29,737)

FINANCING ACTIVITIES
Net increase in deposits                                                                 6,083              23,373
Net increase (decrease) in borrowings                                                   (2,560)              3,210
Increase in advance payments by borrowers for taxes and insurance                          903               1,101
Payments of cash dividends to stockholders                                                (671)               (591)
Purchase of treasury stock                                                                (107)               (613)
Proceeds from sale of treasury stock                                                        94                 344
Proceeds from issuing additional common stock                                                0                 422
                                                                                      --------            --------
Net cash provided by financing activities                                                3,742              27,246

Decrease in cash and cash equivalents                                                  (17,646)               (701)
Cash and cash equivalents at beginning of period                                        28,628              15,358
                                                                                      --------            --------
Cash and cash equivalents at end of period                                            $ 10,982            $ 14,657
                                                                                      ========            ========


Supplemental cash flow information:
  Interest paid                                                                       $  5,163            $  7,802
  Income taxes paid                                                                        579                 809


See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 1999

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1998.

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

NOTE B -- EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:


                                                                 Three Months Ended                       Nine Months Ended
                                                                    September 30,                           September 30,
     Basic                                                     1999             1998                   1999             1998
     ----------------------------------------------------------------------------------            ----------------------------
     Net income                                             $  869,090       $  722,854            $ 1,903,720       $1,729,469
     Weighted average shares outstanding                     1,491,122        1,502,631              1,490,176        1,499,139
     Basic earnings per share                               $     0.58       $     0.48            $      1.28       $     1.15
                                                            ===========================            ============================

     Diluted:
     ----------------------------------------------------------------------------------            ----------------------------
     Net income                                             $  869,090       $  722,854            $ 1,903,720       $1,729,469
     Weighted average shares outstanding                     1,491,122        1,502,631              1,490,176        1,499,139
     Effect of dilutive stock options outstanding               32,641           20,105                 32,253           16,570
                                                            ---------------------------            ----------------------------
     Diluted weighted average shares outstanding             1,523,763        1,522,736              1,522,429        1,515,709
     Diluted earnings per share                             $     0.57       $     0.47            $      1.25       $     1.14
                                                            ===========================            ============================

NOTE C - COMPREHENSIVE INCOME

The following table presents the Corporation's comprehensive income.

                                                                 Three Months Ended                       Nine Months Ended
                                                                    September 30,                           September 30,
                                                               1999             1998                   1999             1998
                                                            ---------------------------            ----------------------------
     Net income                                             $  869,090       $  722,854            $ 1,903,720       $1,729,469
     Other comprehensive income
       Net change in unrealized securities gains
          (losses), net                                       (201,648)         198,714               (786,813)         165,127
                                                            ---------------------------            ----------------------------
     Total comprehensive income                             $  667,442       $  921,568            $ 1,116,907       $1,894,596
                                                            ===========================            ============================

NOTE D -- LOANS RECEIVABLE

Loans are comprised of the following categories:


                                                                                      September 30
                                                                               1999                  1998
                                                                             ------------------------------
                                                                                     (In Thousands)
                 Commercial business loans                                   $ 67,619              $ 62,201
                 Commercial real estate                                       121,709               100,311
                 Real estate mortgages                                         75,913                75,479
                 Installments                                                  15,075                12,952
                 Other                                                            733                   651
                                                                             ------------------------------
                 Total loans                                                  281,049               251,594
                 Unearned income                                                  (35)                  (48)
                 Allowance for loan losses                                     (2,780)               (2,267)
                                                                             ==============================
                 Loans, net                                                  $278,234              $249,279
                                                                             ==============================

The following table presents changes in the allowance for loan losses:


                                                                        Nine Months Ended
                                                                           September 30
                                                                     1999              1998
                                                                    ------------------------
                                                                          (In Thousands)
             Balance at January 1                                   $2,302            $2,093
                  Provisions                                           742               200
                  Charge-offs                                         (273)              (32)
                  Recoveries                                             9                 6
                                                                    ------------------------
             Balance at September 30                                $2,780            $2,267
                                                                    ========================

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

As of September 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized Lincoln State Bank, Lincoln Community Bank and Franklin State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

                                                                                              To Be Well Capitalized
                                                                        For Capital            Under Prompt Corrective
                                               Actual                Adequacy Purposes          Action Provisions
                                      ------------------------------------------------------ --------------------------
                                         Amount       Ratio         Amount       Ratio         Amount       Ratio
                                      ------------------------------------------------------ --------------------------
          AS OF SEPTEMBER 30, 1999                                    (In Thousands)
          Total Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank        $16,819        10.72%      $12,554       >8.00%        $15,692     >10.00%
               Lincoln Community           9,572        11.93%        6,419       >8.00%          8,024     >10.00%
               Franklin State Bank         5,263        10.51%        4,007       >8.00%          5,009     >10.00%

          Tier 1 Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank         15,345         9.78%        6,277       >4.00%          9,415      >6.00%
               Lincoln Community           8,752        10.91%        3,209       >4.00%          4,814      >6.00%
               Franklin State Bank         4,777         9.54%        2,003       >4.00%          3,005      >6.00%

          Tier 1 Capital (to Average
             Assets):
               Lincoln State Bank         15,345         8.67%        7,081       >4.00%          8,851      >5.00%
               Lincoln Community           8,752         8.97%        3,901       >4.00%          4,877      >5.00%
               Franklin State Bank         4,777        10.04%        1,904       >4.00%          2,380      >5.00%

NOTE F -- PENDING ACQUISITION

On March 9, 1999, the Corporation entered into a definitive agreement to acquire Pyramid Bancorp., Inc. (PBI) by exchanging nine shares of the Corporation's stock for each outstanding common share of PBI. Upon closing, PBI will be merged into the Corporation. The transaction is expected to close in the fourth quarter of 1999, and will be accounted for as a pooling of interests. At September 30, 1999, PBI had total assets and shareholder's equity of $109.6 million and $9.2 million respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At September 30, 1999, the Corporation's consolidated total assets were $340.0 million as compared to $334.5 million at December 31, 1998. This increase was due to a $26.4 million increase in loans, which was partially offset by a $17.6 million reduction in short term investments and a $4.0 million decline in investment securities and mortgage-related securities. The increase in assets was funded by a $6.1 million increase in total deposits.

Investment securities available-for-sale increased $2.6 million, or 16.5% from $15.7 million at December 31, 1998 to $18.3 million at September 30, 1999. Purchases of US government agency notes caused the increase.

Mortgage-related securities available-for-sale decreased $6.6 million, or 28.8% from $22.9 million at December 31, 1998, to $16.3 million at September 30, 1999. Purchases of mortgage-related securities were offset by sales, redemptions and maturities of this type of security.

Net loans receivable increased $26.4 million, or 10.5%, from $251.8 million at December 31, 1998 compared to $278.2 million at September 30, 1999. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate, and guarantees as well as mortgages secured by residential properties located in the Corporation's primary market area. At September 30, 1999 the Corporation has not designated any as loans held for sale.

Premises and equipment decreased $1.6 million, or 16.1%, from $10.1 million at December 31, 1998 compared to $8.5 million at September 30, 1999. During the quarter ended September 30, 1999 the Corporation entered into a transaction to sell one of its banking facilities and lease the facility back from the new owner.

Stockholders' equity at September 30, 1999 was $31.4 million compared to $31.0 million at December 31, 1998, an increase of $400,000. The change in the individual components of stockholders' equity consisted of net income of $1.9 million, less the net purchase of treasury stock of $24,000, payments of dividends to shareholders of $671,000 and the $787,000 net decrease in the market value of securities categorized as available for sale. The Banks continue to exceed their regulatory capital requirements.

Non-performing Assets and Allowance for Losses

Generally a loan is classified as non-accrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Non-performing assets are summarized, for the dates indicated, as follows:

                                                                      September 30,          December 31,
                                                                          1999                  1998
                                                                      -------------          ------------
                                                                            (dollars in thousands)
         Non-accrual loans:
             Mortgage loans
               One-to-four family                                        $   580              $   505
               Commercial real estate                                        437                    7
                                                                         -------              -------
                 Total mortgage loans                                      1,017                  512

             Commercial business                                             340                  391
             Consumer and other                                               80                  118
                                                                         -------              -------
                 Total non-accrual loans                                   1,437                1,021

         Other real estate owned                                              25                    0
                                                                         -------              -------
                 Total non-performing assets                             $ 1,462              $ 1,021
                                                                         =======              =======

         RATIOS:
         Non-accrual loans to total loans                                  0.51%                0.40%
         Non-performing assets to total assets                             0.43                 0.31
         Loan loss allowance to non-accrual loans                        193.46               225.47
         Loan loss allowance to total loans                                0.99                 0.91


Non-performing assets increased by $441,000 from $1.0 million at December 31, 1998 to $1.5 million at September 30, 1999, an increase of 43.2%. The increase in non-performing assets primarily resulted from increases in non-accrual loans of $416,000. Non-accrual loans increased primarily due to a $430,000 increase in commercial real estate delinquencies. The $430,000 increase in commercial real estate delinquencies is primarily the result of three loans that became 90 days past due during 1999 and were placed on non-accrual status.

Results of Operations

Net interest income for the three months ended September 30, 1999 was $3.5 million, an increase of 10.0% from the $3.2 million reported for the same period in 1998. The increased volume of interest-earning assets as well as an improved net interest margin accounted for the higher net interest income. The weighted average yield on interest-earning assets decreased from 7.95% for the three months ended September 30, 1998 to 7.73% for the same period in 1999. Competitive pressures and lower market interest rates caused the weighted average yield on interest earning assets to decline. The lower average cost of new deposits generated caused the weighted average rate paid on deposits and borrowings to decrease from 3.81% for the three months ended September 30, 1998 to 3.37% for the three months ended September 30, 1999. Net interest income for the nine months ended September 30, 1999 was $10.0 million, an increase of 7.03% from the $9.4 million reported for the same period in 1998. The increased volume of interest-earning assets was the primary reason for the improvement in the year-to-date net interest income.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the nine and three months ended September 30, 1999 and 1998.


                                                                    During the                 During the
                                                                Three Months Ended             Nine Months
                                                                  September 30,                   Ended
                                                                                              September 30,

                                                                1999        1998            1999        1998
                                                              --------------------        --------------------

               Weighted average yield on
                  interest-earning assets                       7.73%       7.95%           7.64%       7.98%

               Weighted average rate paid on
                  deposit accounts and borrowings               3.37        3.81            3.42        3.77
                                                              --------------------        --------------------

               Net interest spread                              4.36%       4.14%           4.22%       4.21%
                                                              ====================        ====================

               Net interest margin (net interest
                  income divided by average
                  earning assets)                               4.45%       4.28%           4.33%       4.35%
                                                              ====================        ====================


The provision for loan losses for the three-month period ended September 30, 1999 was $642,000 compared to $50,000 for the three months ended September 30, 1998. The increased provision in the three-month period ended September 30, 1999 was made to support the rapid growth in the loan portfolio and the increased level of non-performing assets. For the nine months ended September 30, 1999, the provision for loan losses was $742,000 compared to $200,000 for than the same period in 1998. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-interest income for the three months ended September 30, 1999 was $1.1 million compared to $529,000 for the three months ended September 30, 1998, an increase of $521,000, or 98.5%. The sale and leaseback of one of the Corporation's banking facilities resulted in a $566,000 immediate gain, while the remaining portion of the gain ($537,000) will be recognized over the term of the lease. Non-interest income for the nine months ended September 30, 1999 was $2.0 million compared to $1.5 million for the nine months ended September 30, 1998, an increase of $437,000, or 28.4%. The gain on the sale of the building was partially offset by fewer fees collected on ATM transactions and reduced gains on sales of investment securities during the nine-month period.

Non-interest expense for the three months ended September 30, 1999 was $2.6 million compared to $2.5 million for the three months ended September 30, 1998, an increase of $54,000, or 2.1%. Non-interest expense for the nine months ended September 30, 1999 was $8.4 million compared to $8.06 million for the nine months ended September 30, 1998, an increase of $378,000, or 4.7%. Salaries and employee benefits increased $21,000 or 1.5% from $1.4 million for the three-month period ended September 30, 1998 to $1.5 million for the 1999 three-month period. Salaries and employee benefits increased $300,000 or 6.4% from $4.7 million for the nine-month period ended September 30, 1998 to $5.00 million for the nine-month period ended September 30, 1999. Employee bonus payments, higher benefit costs and the hiring of new commercial business developers accounted for this increase. Premises and equipment expense increased $34,000 from $380,000 for the three-month period ended September 30, 1998 compared to $414,000 for the three-month period ended September 30, 1999. Premises and equipment expense increased $80,000 or 6.7% from $1.2 million for the nine-month period ended September 30, 1998 compared to $1.3 million for the nine-month period ended September 30, 1999. The increases in occupancy expense can be attributed to maintenance and repairs made on the Corporation's properties and the opening of a new branch of the Franklin State Bank. Other expenses increased $13,000 or 2.4% in the third quarter and decreased $10,000 or 0.1% for the nine-month period ended September 30, 1999. This can be attributed to decreases in operating expenses such as office supplies, examination costs and human resource expenses.

Income before taxes for the three-month period ended September 30, 1999 was $1.3 million compared to $1.1 million for the three months ended September 30, 1998, an increase of $192,000 or 17.4%. Income before taxes for the nine-month period ended September 30, 1999 was $2.8 million compared to $2.7 million for the nine months ended September 30, 1998, an increase of $176,000 or 6.6%. The income tax expense for the three months ended September 30, 1999 increased $46,000 over the 1998 third quarter tax expense. The effective tax rate for the three months ended September 30, 1999 was 33.0% compared to 34.6% for the three months ended September 30, 1998. The income tax expense for the nine months ended September 30, 1999 increased $1,000 over the same period in 1998. The effective tax rate for the nine months ended September 30, 1999 was 32.8% compared to 35.0% for the nine months ended September 30, 1998. The decrease in the tax rate can be attributed to the purchase of tax-exempt investment securities held by the Corporation and a reallocation of expenses throughout the Corporation's subsidiaries. On an after tax basis, the Corporation reported net income of $869,000 for the three month period ended September 30, 1999 compared to $723,000 for the same period in 1998; and for the nine month period ended September 30, 1999, the Corporation reported net income of $1.90 million compared to $1.73 million for the same period in 1998.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $11.0 million and $28.6 million at September 30, 1999 and December 31, 1998, respectively.

Management believes liquidity and capital levels are adequate at September 30, 1999. For a discussion of regulatory requirements, see Note D to the Unaudited Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 1999. Certain assumptions regarding prepayment and withdrawal rates are based upon the Corporation's historical experience, and management believes such assumptions are reasonable.


                                                         AMOUNTS MATURING OR REPRICING AS OF SEPTEMBER 30, 1999
                                                ----------------------------------------------------------------------
                                                    WITHIN     SIX TO TWELVE   ONE TO FIVE        OVER
                                                  SIX MONTHS       MONTHS         YEARS        FIVE YEARS      TOTAL
                                                ----------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)

   Interest-earning assets:
   Fixed-rate mortgage loans                       $ 25,870        $15,117       $ 87,800        $15,031      $143,818
   Adjustable-rate mortgage loans                    20,077          6,843         25,288          1,168        53,376
                                                ----------------------------------------------------------------------
         Total mortgage loans                        45,947         21,960        113,088         16,199       197,194
   Commercial business loans                         35,619          3,867         28,336            225        68,047
   Consumer loans                                     4,638          1,800          7,455          1,182        15,075
   Other loans                                          697              0              0              0           697
   Mortgage-related securities                       11,086            233          3,542          1,340        16,201
   Fixed rate investment securities and other           958          1,303          2,710          9,931        14,902
   Variable rate investment securities
     and other                                        4,515            995              0              0         5,510

                                                ----------------------------------------------------------------------
         Total interest-earning assets             $103,460        $30,158       $155,131        $28,877      $317,626
                                                ======================================================================

   Interest-bearing liabilities:
   Deposits
     Time deposits                                 $111,807        $32,340       $ 13,629             $0      $157,776
     NOW accounts                                     1,727          1,727         17,269          8,059        28,782

     Savings accounts                                 3,572          3,572         35,715         16,667        59,526
     Money market accounts                              506            506          5,056          2,360         8,428
     Advance payments for taxes and insurance           955              0              0              0           955
     Borrowings                                      10,700              0              0              0        10,700
                                                ----------------------------------------------------------------------
         Total interest-bearing liabilities        $129,267        $38,145       $ 71,669        $27,086      $266,167
                                                ======================================================================
   Interest-earning assets less
   interest-bearing
     Liabilities                                   ($25,807)       ($7,987)      $ 83,462         $1,791       $51,459
                                                ======================================================================
   Cumulative interest rate sensitivity gap        ($25,807)      ($33,794)      $ 49,668        $51,459
                                                ========================================================
   Cumulative interest rate sensitivity gap
     as a Percentage of total assets                 (7.59%)        (9.94%)         14.61%        15.14%
                                                ========================================================

At September 30, 1999, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a negative 7.59% for six months and a negative 9.94% for one-year maturities. Therefore, the Corporation is negatively gapped and may benefit from falling interest rates.

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

  Renovation:           100% Completed

The renovation phase consisted of replacing or upgrading those systems that had been found non-Year 2000 compliant. Based on the type of systems in place, the renovation phase was completed by June 1, 1999. Small miscellaneous updates, not directly related to Year 2000, for systems are anticipated till the end of the year.

  Validation:           100% Completed

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

  Implementation:       100% Completed

The implementation phase consisted of implementing those renovated and validated systems. Based on the type of systems in place, the implementation phase was completed in the 2nd quarter of 1999. Monitoring of the systems will be ongoing till the end of the year.

Corporate Customers

The Corporation and its subsidiary banks have prepared a corporate contingency plan for addressing the Year 2000 problem and implementing the necessary changes. One of the facets of this contingency plan is to ensure that its customers are made aware of this problem and that they are involved at some level in reviewing their company's ability to handle and effectively deal with the year 2000. Each of the lending officers within the Corporation is aware of the Year 2000 Problem and has reviewed those businesses to which funds have been borrowed to assure that they are also becoming Year 2000 ready. The same review process is being used with all new applicants. The Corporation revisited businesses to review their state of Year 2000 readiness and efforts. This second review was completed in September 1999 and follow up reviews will be made in the fourth quarter of 1999.

Public Awareness

The Corporation fully realizes the impact that the media has on public perception regarding the Year 2000. A campaign of public awareness has been implemented that consists of informational pieces directly mailed to customers or available throughout the Corporation. These, in addition to lobby displays are intended to assure customers of the Corporation's efforts. Employees of the Corporation have been trained on answering questions and where to direct customers for additional information. The Corporation's web site also contains information regarding this topic. Additional brochures regarding consumer fraud were made available in the third quarter of 1999. Materials from the FDIC and the State of Wisconsin regarding Year 2000 readiness were included in the Corporation's public awareness plan.

Third Party Vendors

A third party vendor is a supplier, processor, or governmental agency that has material interfaces directly with the Corporation.

Significant Vendors

The Corporation is working directly with all vendors with material interfaces. It was the Corporation's goal that these interfaces be ready by June 1, 1999. Currently, all interfaces have been tested and no apparent problems have been discovered. Below are several key interfaces and their project status:

         Deposit and Loan Processing:                Currently Completed
         Loan Preparation:                           Currently Completed
         Payroll:                                    Currently Completed
         Credit Card Processing:                     Currently Completed
         Asset Liability Management:                 Currently Completed

Other Third Party Vendors

Other third party vendors are suppliers that provide services or products to the Corporation. All vendors have been queried as to their Year 2000 readiness and all of the vendors currently supply Year 2000 ready products or services. To date, the Corporation is not aware of any vendor with a Year 2000 issue that would significantly impact the Corporation's operations, liquidity or capital resources. The Corporation has tested for readiness wherever possible and feels comfortable with the results.

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

Although the Corporation has completed all of its Year 2000 activities, and although the Corporation has initiated Year 2000 Communications with significant customers, vendors and other important parties, and is monitoring the progress of such communications, such third parties nonetheless represent a risk that cannot be assessed with precision nor absolutely controlled despite the Corporation's best efforts. For that reason, the Corporation is modifying its existing business resumption contingency plan to address alternatives in the event of some kind of a Year 2000 failure. The Corporation's contingency plan was completed and tested by June 30, 1999. Random testing of the plan will continue through the end of the year. Additional testing and validation will take place on January 1 and January 2, 2000 to ensure completion of the project.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            As of September 30, 1999 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.     Changes in Securities - NONE

Item 3      Defaults upon Senior Securities - NONE

Item 4      Submission of Matters to Vote of Security Holders - NONE

Item 5      Other Information - NONE

Item 6      Exhibits and Reports on Form 8-K

            The Corporation did not file any reports on Form 8-K during the three months ended September 30, 1999.

            EXHIBIT INDEX
Exhibit
No.         Description
* (2)       Agreement and Plan of Merger as of March 9, 1999, among Merchants and Manufacturers Bancorporation, Inc., Merchants Merger Corp. and
            Pyramid Bancorp., Inc., as amended as of June 10, 1999.

            * Incorporated by reference to Exhibit 2(a) of Registrant's Registration Statement on Form S-4 filed on September 10, 1999, SEC File No. 333-86855
                                       19

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                        MERCHANTS AND MANUFACTURERS
                                            BANCORPORATION, INC.
                                        ---------------------------
                                                (Registrant)



Date    November 15, 1999   .            /s/ James F. Bomberg
     ------------------------           ----------------------------------------
                                         James F. Bomberg
                                         President & Chief Executive Officer


Date    November 15, 1999   .           /s/ James C. Mroczkowski
     ------------------------           ----------------------------------------
                                         James C. Mroczkowski
                                         Executive Vice President & Chief
                                         Financial Officer
                                         Principal Financial Officer