Form 10-K405
period 1999-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2000-03-30
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999
                                                          or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   -------------------
Commission file number  0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

           Wisconsin                                           39-1413328
(State or other jurisdiction of                             (I.R.S. Employer
   incorporation organization)                           Identification Number)


                    14100 West National Avenue, PO Box 511160
                        New Berlin, Wisconsin 53151-1160
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (262) 827-6713

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes        X            No                .
      ------------           ------------
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of March 1, 2000, 2,102,174 shares of Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price) held by non-affiliates was approximately $66,782,000.

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                      *****

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

PART I
                                                                                                                   Page
                                                                                                                   ----
         Item 1.         Business                                                                                    3
         Item 2.         Properties                                                                                  5
         Item 3.         Legal Proceedings                                                                           6
         Item 4.         Submission of Matters to a Vote of Security Holders                                         6

PART II
         Item 5.         Market for Registrant's Common Equity and Related Stockholder's Matters                     7
         Item 6.         Selected Financial Data                                                                     8
         Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                     9
         Item 7a.        Quantitative and Qualitative Disclosures About Market Risk                                 19
         Item 8.         Financial Statements and Supplementary Data                                                20
         Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                                                                                                    20

PART III
         Item 10.        Directors and Executive Officers of the Registrant                                         21
         Item 11.        Executive Compensation                                                                     21
         Item 12         Security Ownership of Certain Beneficial Owners and Management                             21
         Item 13.        Certain Relationships and Related Transactions                                             21

PART IV
         Item 14.        Exhibits, Financial Statements Schedules and Reports on Form 8-K                           21

SIGNATURES                                                                                                          22

                                     PART I
ITEM 1. BUSINESS
GENERAL

         Merchants and Manufacturers Bancorporation, Inc. (the Corporation), is a registered multi-bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation was organized in 1982, and in 1983 and 1984 acquired all of the outstanding stock of Lincoln State Bank, Milwaukee, Wisconsin and Franklin State Bank, Franklin, Wisconsin, respectively. In 1993, the Corporation acquired all of the outstanding shares of Lincoln Savings Bank, S.A., Milwaukee, Wisconsin. Lincoln State Bank and Franklin State Bank were chartered as commercial banks under the Wisconsin Banking Statutes, while Lincoln Savings Bank operated as a stock savings bank until 1997. In 1997 Lincoln Savings Bank converted from a Wisconsin stock savings bank to a Wisconsin commercial bank. Upon conversion Lincoln Savings Bank changed its name to Lincoln Community Bank. In 1999, the Corporation acquired Pyramid Bancorp Inc. (Pyramid) and its subsidiary Grafton State Bank, in a pooling of interests combination. The combined company retains the name of Merchants and Manufacturers Bancorporation, Inc. The merger was consummated on December 31, 1999, with Merchants exchanging nine shares of its common stock for each outstanding share of Pyramid.

         The Corporation operates eighteen banking facilities in Milwaukee, Ozaukee and Waukesha counties. In addition to its subsidiary banks (Lincoln State Bank, Grafton State Bank, Franklin State Bank and Lincoln Community Bank), the Corporation owns four non-bank subsidiaries, the Lincoln Neighborhood Redevelopment Corporation, which was organized for the purpose of redeveloping and rejuvenating certain areas located primarily on the near south side of Milwaukee, M&M Services, Inc., which was formed in 1994 to provide operational services to the Corporation's subsidiary banks, Achieve Mortgage Corporation, which was formed in 1997 to act as the Corporation's mortgage broker and Merchants Merger Corp which was formed in 1999 to facilitate the acquisition of Pyramid.

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

COMPETITION

         The subsidiary banks primarily serve the southern half of Milwaukee County, Ozaukee County and the southeastern portion of Waukesha County, including suburbs located to the south and west of the City of Milwaukee. There are presently in excess of one hundred other financial institutions in the primary service area that directly compete with Lincoln State Bank, Grafton State Bank, Franklin State Bank and Lincoln Community Bank. In addition to competing with other commercial banks, the subsidiaries compete with savings and loan associations, credit unions, mortgage brokers, small-loan companies, insurance companies, investment banking firms and large retail companies. The principal methods of competition include interest rates paid on deposits and charged on loans, personal contacts and efforts to obtain deposits and loans, types and quality of services provided and convenience of the locations. Many of the Corporation's competitors are larger and have significantly greater financial resources than the Corporation and its subsidiaries.

EMPLOYEES

         At December 31, 1999, the Corporation and its subsidiaries employed 173 full-time and 77 part-time employees. The Corporation provides a wide range of benefits to employees, including educational activities, and considers its employee relations to be excellent. The Corporation conducts extensive training programs in order to enhance job-related knowledge and skills of its people and to train its employees with a sales-oriented approach to customers. Eligible employees participate in a 401K plan as well as group life and major medical insurance programs.

                        THE BANKS AND OTHER SUBSIDIARIES

         At or for the year ended December 31, 1999, the subsidiary banks (each consolidated with its appropriate subsidiaries; see "Other Subsidiaries") had total assets, total loans, total deposits, stockholder's equity, net income, and return on assets as follows (dollars in thousands):

                               LINCOLN STATE BANK     LINCOLN COMMUNITY BANK        GRAFTON STATE BANK     FRANKLIN STATE BANK
  ---------------------------- ---------------------- ----------------------------- ---------------------- -----------------------
  Total assets                       $ 191,242                 $ 103,227                  $ 117,726               $ 59,695
  Total loans                         164,320                    79,781                    71,012                  51,497
  Total deposits                      150,041                    82,622                    91,905                  54,101
  Stockholders' equity                15,279                     8,497                      9,038                  4,780
  Net income                           1,949                     1,057                      1,391                   590
  Return on average assets             1.11%                     1.08%                      1.28%                  1.04%

         The Banks have consistent products, services and delivery systems and comply with similar regulatory guidance. As such they are not segments as that term is defined in Financial Accounting Standards Board Statement 131.

LINCOLN STATE BANK

         Lincoln State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1919. It operates full service branch offices in the southeastern Wisconsin communities of Muskego, New Berlin, Brookfield and Pewaukee. In addition it operates eight limited hours facilities in Milwaukee County. At December 31, 1999, Lincoln State Bank comprised 40.3% of the consolidated assets of the Corporation.

LINCOLN COMMUNITY BANK

         Lincoln Community Bank was organized as a state chartered mutual savings and loan association under the laws of the State of Wisconsin in 1910. It operates two full service branch offices in the city of Milwaukee. In April 1993, it converted from the mutual to stock form of organization, and all of the shares of stock issued by the converted association were acquired by the Corporation. In 1997 Lincoln Community Bank converted from a Wisconsin stock savings bank to a Wisconsin commercial bank. Its principal office and a branch office are located in Milwaukee, Wisconsin. At December 31, 1999, Lincoln Community Bank comprised 21.8% of the consolidated assets of the Corporation.

GRAFTON STATE BANK

         Grafton State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1907. Its principal office is located in Grafton, Wisconsin. At December 31, 1999, Grafton State Bank comprised 24.8% of the consolidated assets of the Corporation.

FRANKLIN STATE BANK

         Franklin State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1982. Its principal office and a branch office are located in Franklin, Wisconsin. At December 31, 1999, Franklin State Bank comprised 12.6% of the consolidated assets of the Corporation.

LINCOLN NEIGHBORHOOD REDEVELOPMENT CORPORATION

         The Lincoln Neighborhood Redevelopment Corporation (the Redevelopment Corporation) was formed in June of 1988 and is a wholly owned subsidiary of the Corporation. The Redevelopment Corporation was established to redevelop and rejuvenate certain areas located on the south-side of Milwaukee by, among other things, arresting decay and deterioration, working with local businesses to keep commercial areas strong and attractive, pursuing means to preserve and create jobs, encouraging appropriate land-use, involving community residents in economic planning and retaining and attracting businesses. As of December 31, 1999, Lincoln Neighborhood Redevelopment Corporation had assets of $137,000, $75,000 in liabilities and equity of $62,000.

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

MERCHANTS MERGER CORP.

         Merchants Merger Corp. was formed in 1999 to facilitate the merger with Pyramid Bancorp.

OTHER SUBSIDIARIES

         Lincoln State Bank, Lincoln Community Bank and Grafton State Bank each have a wholly owned subsidiary. In 1991 an investment subsidiary known as M&M - Lincoln Investment Corporation was formed to manage the majority of Lincoln State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of mortgage-backed and other investment securities from Lincoln State Bank in exchange for 100% of the stock of the subsidiary. In 1995 an investment subsidiary known as Lincoln Investment Management Corporation was formed to manage the majority of Lincoln Community Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $21 million of mortgage-backed and other investment securities from Lincoln Community Bank in exchange for 100% of the stock of the subsidiary. In 1996 an investment subsidiary known as GSB Investments, Inc. was formed to manage the majority of Grafton State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $10 million of mortgage-backed and other investment securities from Grafton State Bank in exchange for 100% of the stock of the subsidiary. These subsidiaries are an intrinsic component of their respective parent banks and assets there of are included in the total assets of the respective Banks above.

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

         Lincoln State Bank, Franklin State Bank, Grafton State Bank and Lincoln Community Bank are subject to extensive regulation and supervision by the Wisconsin Department of Financial Institutions. Because the deposits of all four banks are insured by the Federal Deposit Insurance Corporation (FDIC), they are also subject to supervision by the FDIC. In that connection, the banks must comply with applicable state and federal statutes and a wide range of rules and regulations promulgated by bank regulatory agencies under such statutes. To assure compliance with such laws and to ascertain their safety and soundness, the banks are periodically examined by the FDIC and the Wisconsin Department of Financial Institutions. In addition, the Corporation itself is periodically examined by the Federal Reserve Bank of Chicago. Such supervision and regulation is intended primarily to ensure the safety of deposits accepted by the banks.

RECENT LEGISLATION

         On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a "financial holding company" may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4 (c)(8) of the Holding Company Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a "satisfactory" rating under the Community Reinvestment Act. In addition, the Act permits certain non-banking financial and financially-related activities to be conducted by subsidiaries of national banks.

         The Act also contains a number of other provisions that will affect the Corporation's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will likely require more disclosure to consumers, and in some circumstances, will require consent by the consumer before information is allowed to be provided to a third party. On January 27, 2000, the Corporation filed a written declaration with the Board of Governors of the Federal Reserve System to become a financial holding company. It is expected that the declaration will be effective on April 10, 2000.

         At this time, no predictions can be made regarding the impact the Act or the Corporation's written declaration may have upon the Corporation's future financial condition or results of operations.

ITEM 2. PROPERTIES

         The Corporation's offices are located in a two-story building at 14100 West National Avenue in New Berlin, Wisconsin. The building was constructed in 1997, contains 20,000 square feet, of which the majority is used by the Corporation and the remainder leased to a tenant. At this location, the Corporation maintains its corporate operations and personnel.

         The main office of Lincoln State Bank is at 2266 South 13th Street, Milwaukee, Wisconsin. The South 13th Street location consists of a one-story building containing approximately 11,000 square feet. One branch of Lincoln State Bank is located in a one-story, 1,700 square foot building at 13500 Janesville Road, Muskego, Wisconsin. Another branch of Lincoln State Bank was opened in May 1990 at 14000 West National Avenue, New Berlin, Wisconsin. The New Berlin branch is approximately 7,000 square feet. During 1995 Lincoln State Bank opened two other full-service branch locations one located at 17600 West Capitol Drive, Brookfield, Wisconsin and at 585 Ryan Street, Pewaukee, Wisconsin. In addition, Lincoln State Bank operates customer facilities at Villa St. Francis located at South 20th and Ohio Streets in Milwaukee, at Clement Manor located at South 92nd Street and West Howard Avenue in Milwaukee, at Friendship Village located at North 73rd and West Dean Road in Milwaukee, at Stoney Creek Adult Community in Muskego, at the Milwaukee Protestant Home located on North Downer Avenue in Milwaukee, at Forest Ridge located in Hales Corners, Wisconsin, at the Landmark located in West Allis, Wisconsin and at Lexington Village located in the City of Greenfield, Wisconsin.

         Franklin State Bank's main office is located in a three-story building at 7000 South 76th Street in Franklin, Wisconsin. The bank leases 5,700 square feet from the building's owner. The building was sold in 1999 to a group of investors and subsequently leased back to the Corporation. Portions of the building that are not used by Franklin State Bank are leased to various tenants. In 1998 Franklin State Bank opened a branch facility at 9719 South Franklin Drive in the Franklin Business Park, Franklin, Wisconsin. Franklin State Bank owns the facility.

         Grafton State Bank's main office is located at 101 Falls Road, Grafton, Wisconsin in a seven-story building. Portions of the building that are not used by Grafton State Bank are leased to various tenants. Grafton State Bank owns the facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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


                                                                      Quotation or Price
                                   Quarter Ended                     Bid              Ask
                                   --------------------------- ---------------- -----------------
                                   March 31, 1998                  $ 30.30           $ 30.30
                                   June 30, 1998                     31.25             31.25
                                   September 30, 1998                39.00             40.00
                                   December 31, 1998                 39.50             39.50

                                   MARCH 31, 1999                  $ 38.00           $ 43.00
                                   JUNE 30, 1999                     41.50             43.00
                                   SEPTEMBER 30, 1999                41.00             43.50
                                   DECEMBER 31, 1999                 35.50             42.50

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes certain historical financial data regarding the Corporation. This information is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Corporation presented elsewhere herein (dollars in thousands, except per share data):

                                                                         At or For the Year Ended December 31,
                                                            -----------------------------------------------------------------
                                                                 1999         1998(4)       1997(4)      1996(4)       1995(4)
                                                                 ----         ----          ----         ----          ----
   SELECTED BALANCE SHEET DATA
   Total assets                                             $  474,383   $  441,486    $  391,685   $  358,694    $  347,991
   Loans receivable, net                                       363,435      312,761       281,058      241,515       215,409
   Investment securities held to maturity                            0        5,794         4,591        2,857         2,178
   Investment securities available for sale                     32,787       22,121        20,080       25,218        22,643
   Mortgage-related securities held to maturity                      0        1,165         2,078        2,417         2,665
   Mortgage-related securities available for sale               33,342       38,672        40,078       32,956        47,209
   Deposits                                                    377,333      372,118       337,249      302,387       296,489
   Borrowings                                                   53,398       27,333        15,392       21,017        16,597
   Stockholders' equity                                         40,426       39,437        36,772       32,691        32,055
   Realized stockholders' equity(2)                             41,823       39,447        36,723       32,881        32,183

   SELECTED INCOME STATEMENT DATA
   Total interest income (taxable-equivalent)(1)            $   32,118   $   30,712    $   27,947   $   25,781   $    24,623
   Total interest expense                                       13,999       14,117        12,495       11,600        11,042
                                                            ----------------------------------------------------------------
         Net interest income                                    18,119       16,595        15,452       14,181        13,581
   Provision for loan losses                                       956          314           227          605           156
                                                            ----------------------------------------------------------------
         Net interest income after provision for
           loan losses                                          17,163       16,281        15,225       13,576        13,425

   Net gain on security sales                                        9          219            78           70            46
   Other noninterest income                                      3,482        3,088         2,429        2,300         2,033
                                                            ----------------------------------------------------------------
         Total noninterest income                                3,491        3,307         2,507        2,370         2,079
   Merger-related expenses                                         510            0             0            0             0
   Other noninterest expense                                    14,446       13,433        12,270       12,566        11,534
                                                            ----------------------------------------------------------------
         Total noninterest expense                              14,956       13,433        12,270       12,566        11,534
                                                            ----------------------------------------------------------------
         Income before income taxes                              5,698        6,155         5,462        3,380         3,970
   Income taxes                                                  1,905        2,042         1,955        1,090         1,373
   Less taxable equivalent adjustment                              390          263           127          142           164
                                                            ================================================================
         Net income                                         $    3,403   $    3,850    $    3,380   $    2,148    $    2,433
                                                            ================================================================

   PER SHARE DATA(3)
   Net income - basic                                       $     1.62   $     1.86    $     1.69   $     1.07    $     1.20
   Net income - diluted                                     $     1.58   $     1.80    $     1.64   $     1.05    $     1.17
   Cash dividend declared                                   $     0.57   $     0.49    $     0.38   $     0.35    $     0.28
   Book value                                               $    19.16   $    19.02    $    17.90   $    16.44    $    15.83
   Average shares outstanding                                2,106,579    2,071,214     2,004,809    2,001,160     2,029,567

   OTHER DATA
   Net interest margin                                            3.69%        3.57%         3.77%        3.67%         3.71%
   Allowance for loan losses to non-accrual loans               159.08%      200.13%       217.18%      168.50%       184.27%
   Nonperforming assets to total assets                           0.50%        0.34%         0.38%        0.43%         0.34%
   Stockholders' equity to total assets,                          8.52%        8.93%         9.39%        9.11%         9.21%
   Average stockholders' equity to average assets                 8.76%        9.25%         9.17%        9.19%         9.07%
   Return on assets (ratio of net income to
     average total assets)                                        0.76%        0.93%         0.91%        0.61%         0.73%
   Return on stockholders' equity (ratio of net
     income to average equity)                                    8.73%       10.07%         9.91%        6.69%         8.00%
   Dividend payout ratio                                         35.06%       26.39%        22.66%       32.17%        23.39%
   Facilities:
       Number of full-service offices                               10           10             9            9             9
       Number of limited services offices                            8            8             6            6             6


(1) Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with the Corporation's historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.
(2) Excludes SFAS 115 mark-to-market equity adjustment.
(3) All per share information presented in this report has been retroactively restated to give effect to the 3 for 2 stock split, declared in April 1998 and the 10% stock dividend declared in October 1998, as if each occurred as of January 1, 1995.
(4) Restated to reflect the December 31, 1999 acquisition of Pyramid Bancorp which was accounted for as a pooling-of-interests.

         The following table sets forth certain unaudited income and expense data on a quarterly basis for the periods indicated (dollars in thousands, except per share data):

                                              1999                                                1998
                           --------------------------------------------------------------------------------------------------
                            3/31        6/30        9/30        12/31            3/31       6/30        9/30        12/31
                           --------------------------------------------------------------------------------------------------
Interest income
  (taxable-equivalent) (1)    $7,670      $7,853      $8,119      $8,476          $7,431      $7,530      $7,814      $7,937
Interest expense               3,434       3,421       3,457       3,687           3,380       3,495       3,604       3,638

                           --------------------------------------------------------------------------------------------------
    Net interest income        4,236       4,432       4,662       4,789           4,051       4,035       4,210       4,299
Provision for loan losses         68          68         660         160              81          81          56          96
Noninterest income               677         757       1,264         792             652         816         715       1,124
Noninterest expense            4,101       3,267       3,334       4,253           3,665       3,253       3,247       3,268

                           --------------------------------------------------------------------------------------------------
    Income before taxes          744       1,854       1,932       1,168             957       1,517       1,622       2,059
Income taxes                     184         599         600         522             306         516         512         708
Less taxable equivalent
    adjustment                    97          96          98          99              45          49          88          81
                           ==================================================================================================
    Net income                  $463      $1,159      $1,234        $547            $606        $952      $1,022      $1,270
                           ==================================================================================================

Basic earnings per share       $0.23       $0.55       $0.58       $0.26           $0.30       $0.46       $0.49       $0.61
                           ==================================================================================================

Diluted earnings per share     $0.22       $0.54       $0.57       $0.25           $0.29       $0.45       $0.47       $0.59
                           ==================================================================================================

Dividends per share            $0.14       $0.14       $0.14       $0.15           $0.09       $0.12       $0.11       $0.17
                           ==================================================================================================

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion is intended as a review of significant factors affecting the Corporation's financial condition and results of operations as of and for the period ended December 31, 1999, as well as providing comparisons with previous years. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and the selected financial data presented elsewhere in this report.

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

         Net interest income on a fully tax equivalent basis increased to $18.1 million in 1999, compared with $16.6 million in 1998 and $15.5 million in 1997. This increase of $1.5 million in net interest income in 1999 was due primarily to an increase in the volume of earning assets in 1999 (a $2.9 million increase). This gain was partially offset by an increase in the volume of interest bearing liabilities (a $1.3 million increase).

         The total increase in average earning assets was primarily due to an increase in average loans of $40.9 million. All of the loan growth was internally generated. Interest bearing deposits increased $24.8 million in 1999. The Corporation's entrance into new markets, introduction of new products and its pricing of time deposits were contributing factors to the growth in deposits.

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

                                                                  At or for the Year Ended December
                                                                                 31,
                                --------------------------------  --------------------------------   -------------------------------
                                              1999                              1998                              1997
                                --------------------------------  --------------------------------   -------------------------------
                                 AVERAGE               AVERAGE     Average               Average      Average              Average
                                 BALANCE    INTEREST    RATE       Balance    Interest    Rate        Balance   Interest     Rate
ASSETS
Loans(1),(2)                      $336,079    $27,296     8.12%     $295,157    $25,142     8.52%     $260,915    $22,650      8.68%
Loans exempt from federal
  income taxes(3)                      526         56    10.65%          600         71    11.83%          683         77     11.27%
Taxable investment                  16,140      1,019     6.31%       17,825      1,112     6.24%       22,033      1,348      6.12%
securities(4)
Mortgage-related securities(4)      36,688      2,083     5.68%       43,794      2,629     6.00%       37,221      2,403      6.46%
Investment securities exempt
  from federal income               15,483      1,091     7.05%        9,542        703     7.37%        3,572        298      8.34%
taxes(3),(4)
Other securities                    11,074        573     5.17%       19,612      1,055     5.38%       21,810      1,171      5.37%
                                ----------------------            ----------------------             ---------------------
Interest earning assets            415,990     32,118     7.72%      386,530     30,712     7.95%      346,234     27,947      8.07%
Non interest earning assets         28,991                            26,686                            25,492
                                -----------                       -----------                        ----------
    Average assets                $444,981                          $413,216                          $371,726
                                ===========                       ===========                        ==========

LIABILITIES AND STOCKHOLDERS'
    EQUITY
NOW deposits                       $32,149        546     1.70%      $31,464        740     2.35%      $28,755        567      1.97%
Money market deposits               31,698      1,159     3.66%       26,888      1,000     3.72%       23,274        890      3.82%
Savings deposits                    71,082      1,506     2.12%       70,889      1,641     2.31%       72,151      1,644      2.28%
Time deposits                      185,185      9,306     5.03%      176,039      9,778     5.55%      147,923      8,352      5.65%
Borrowings                          27,177      1,482     5.45%       17,165        958     5.58%       18,149      1,042      5.74%
                                ----------------------            ----------------------             ---------------------
Interest bearing liabilities       347,291     13,999     4.03%      322,445     14,117     4.38%      290,252     12,495      4.30%
                                           -----------                       -----------                       -----------
Demand deposits and other non
    interest bearing                57,701                            52,544                            47,372
liabilities
Stockholders' equity                39,989                            38,227                            34,102
                                -----------                       -----------                        ----------
    Average liabilities and
      stockholders' equity        $444,981                          $413,216                          $371,726
                                ===========                       ===========                        ==========
Net interest income/spread                    $18,119     3.69%                 $16,595     3.57%                 $15,452      3.77%
                                           =====================             =====================             =====================
Net interest earning assets        $68,699                           $64,085                           $55,982
                                ===========                       ===========                        ==========
Net yield on interest earning
  assets                                                  4.36%                             4.29%                              4.46%
                                                      ==========                        ==========                        ==========
Ratio of average
interest-earning
  assets to average interest-
  bearing liabilities                 1.20                              1.20                              1.19
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

                                                                          For the Year Ended December 31,
                                        ---------------------------------------------  ---------------------------------------------
                                                      1999 VS. 1998                                      1998 vs. 1997
                                        ---------------------------------------------  ---------------------------------------------
                                                     INCREASE/(DECREASE)                           Increase/(Decrease)
                                                           DUE TO           TOTAL                                         Due to
                                        ----------------------------------             ---------------------------------
                                                                 VOLUME    INCREASE                            Volume    Increase
                                          VOLUME       RATE      & RATE   (DECREASE)     Volume      Rate      & Rate   (Decrease)
Interest-Earning Assets:
  Loans receivable(1)                        $3,486   ($1,170)     ($162)     $2,154       $2,973     ($425)      ($56)      $2,492
  Loans exempt from federal
    income taxes(2)                             (9)        (7)          1       (15)         (10)          4          0         (6)
  Taxable investment securities(3)            (105)         13        (1)       (93)        (258)         27        (5)       (236)
  Mortgage-related securities(3)              (427)      (143)         24      (546)          425      (169)       (30)         226
  Investment securities exempt
    from federal income taxes(2),(3)            438       (31)       (19)        388          498       (35)       (58)         405
  Other securities                            (460)       (40)         18      (482)        (118)          2          0       (116)
                                        ---------------------------------------------  ---------------------------------------------
    Total interest-earning assets            $2,923   ($1,378)     ($139)      1,406       $3,510     ($596)     ($149)       2,765
                                        ==================================-----------  =================================------------

Interest-Bearing Liabilities:
  NOW deposits                                  $16     ($206)       ($4)     ($194)          $53       $110        $10        $173
  Money market deposits                         179       (17)        (3)        159          138       (24)        (4)         110
  Savings deposits                                4      (139)          0      (135)         (29)         26          0         (3)
  Time deposits                                 508      (932)       (48)      (472)        1,588      (136)       (26)       1,426
  Other borrowings                              559       (22)       (13)        524         (57)       (29)          2        (84)
                                        ---------------------------------------------  ---------------------------------------------
    Total interest-bearing liabilities       $1,266   ($1,316)      ($68)     ($118)       $1,693      ($53)      ($18)      $1,622
                                        ==================================-----------  =================================------------
Net change in net interest income                                             $1,524                                         $1,143
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

PROVISION FOR LOAN LOSSES

         During 1999, the Corporation made a provision of $956,000 to the allowance for loan losses, as compared to a provision of $314,000 in 1998 and $227,000 in 1997. The 1999 increase reflected the growth in the overall loan portfolio as well as an increase in non-performing loans, loan charge-offs and management's assessment of general economic conditions. Net loan charge-offs for 1999 increased by $327,000, over 1998 to $392,000. This compares to charge-offs of $68,000 in 1997. Although management considers the allowance for loan losses to be adequate to provide for potential losses in the loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that the subsidiary banks will not be required to make further and possibly larger additions to their allowance in the future.

NON-INTEREST INCOME

         Non-interest income increased $184,000 in 1999 and $800,000 in 1998. The composition of non-interest income is shown in the following table (in thousands).

                                                                      For the Year Ended December 31,
                                                                       1999              1998              1997
                                                            ---------------- ----------------- -----------------
              Service charges on deposit accounts                    $1,009              $982            $  980
              Service charges on loans                                  419               451               325
              Net gain on securities sales                                9               219                78
              Net gain on loan sales                                     18               226                35
              Net gain on sale of building                              633                 0                 0
              Other                                                   1,403             1,429             1,089
                                                            ================ ================= =================
                  Total noninterest income                           $3,491            $3,307            $2,507
                                                            ================ ================= =================

         Service charge income on deposit accounts increased $27,000 in 1999 and $2,000 from 1997 to 1998. The increases in both years can be attributed to growth in accounts subject to service charges as well as growth in overdraft fees collected in those years.

         Service charges on loans decreased $32,000 from $451,000 in 1998 to $419,000 in 1999. The 1999 decrease and the increase in loan fees from 1997 to 1998 can be attributed to the high volume of loan refinancing that occurred in 1998.

         The Corporation recorded a net gain of $9,000 on the sale of $2.7 million of securities in 1999, $219,000 on the sale of $27.8 million of securities in 1998 and $78,000 on the sale of $12.3 million of securities in 1997. The proceeds from the sale of the investments were used to fund loan demand.

         The Corporation recorded a net gain of $18,000 on the sale of loans in 1999, compared to $226,000 in 1998 and $35,000 in 1997. Lower market interest rates led to higher loan prices in 1998. The Corporation took advantage of the higher prices and sold a portion of the residential loan portfolio in 1998. Higher interest rates in 1999 and 1997 resulted in lower loan prices.

         In 1999 the Corporation sold one of its banking facilities and subsequently leased it backed from the new owners. This transaction resulted in a $633,000 gain, of which $537,000 was recognized at the time of the sale and the remaining portion of the gain will be recognized monthly over the term of the lease.

         Other non-interest income decreased $26,000 in 1999 and increased $340,000 in 1998 over 1997. The primary reason for the 1998 increase in fee income was the charge assessed to non-customers for the use of the Corporation's automated teller machines. The Corporation initiated a surcharge in late 1997 that charged non-customers $1.00 per ATM transaction. This new source of income generated $309,000 of additional income in 1998 over 1997. The ATM service charge income declined in 1999 as consumers adjusted their ATM use habits and as the Corporation shared these revenues with merchants that allow the banks to place machines in their businesses.

NON-INTEREST EXPENSE

         Non-interest expense increased $1.5 million (11.3%) for the year ended December 31, 1999, and increased $1.2 million (9.5%) for the year ended December 31, 1998. The major components of non-interest expense are shown in the following table (in thousands).

                                                                           For the Year Ended December 31,
                                                                       1999              1998              1997
                                                            ---------------- ----------------- -----------------
              Salaries and employee benefits                        $ 8,406           $ 7,685           $ 6,856
              Premises and equipment                                  2,231             2,097             1,883
              Data processing fees                                      921               915               853
              Federal deposit insurance premiums                        116               115                95
              Merger-related expenses                                   510                 0                 0
              Other                                                   2,772             2,621             2,583
                                                            ================ ================= =================
                  Total noninterest expense                         $14,956           $13,433           $12,270
                                                            ================ ================= =================

         Salaries and employee benefits increased $721,000 in 1999, reflecting additional staff hires, higher benefit costs, changes in personnel and normal pay raises. In addition the Corporation expensed $290,000 associated with employee bonuses that will be paid in the year 2000 based on 1999 performance. The 1999 increase in the cost of employee benefits, particularly medical insurance amounted to $131,000.

         Premises and equipment expense increased $134,000 in 1999. The increase was due to the first full year operation of the Franklin State Bank branch office that was completed in October 1998. The $214,000 increase in 1998 was the result of the construction of the corporate headquarters and increase in regular occupancy expenses.

         Data processing fees increased $6,000 in 1999 and $62,000 in 1998. The increases were due to higher volume, scheduled fee increases and new services being provided by the service bureau.

         Federal deposit insurance fees represent premiums paid for FDIC insurance on the banks' deposits. The FDIC assesses the banks based on the level of deposits. In 1999 the premiums paid by the Corporation amounted to $116,000 compared to $115,000 in 1998 and $95,000 in 1997. The 1998 insurance premium increase was due to the higher level of deposits.

         In 1999 the Corporation incurred $510,000 in expenses related to the Pyramid Bancorp acquisition. These expenses consisted of legal fees, accounting fees, printing costs and consulting fees.

         Other expenses increased $151,000 in 1999 compared to 1998. Other expenses increased $38,000 in 1998. The increases are the result of changes in operating expenses such as consulting fees, examination costs, insurance costs, robberies and check losses.

INCOME TAXES

         The Corporation's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans and interest income on securities in the portfolios of M&M Lincoln Investment Corporation, Lincoln Investment Management Corporation and GSB Investments for which state taxes are not imposed. The Corporation recorded provisions for income taxes totaling $1.9 million in 1999, $2.0 million in 1998 and $2.0 million in 1997. Although the 1999 tax expense decreased $137,000, the effective tax rate increased from 34.7% in 1998 to 35.9% in 1999. The reason for the increased effective tax rate in 1999 is the $510,000 of merger related expenses which were not tax deductible. The increase in 1998 income taxes is a result of higher taxable income.

NET INCOME

         For the years ended December 31, 1999, 1998 and 1997, the Corporation posted net income of $3.4 million, $3.9 million and $3.4 million, respectively. The 1999 earnings were effected by one-time merger-related expenses associated with the acquisition of Pyramid Bancorp.

LOANS RECEIVABLE

         Net loans receivable increased $50.7 million, or 16.2%, from $312.8 million at December 31, 1998, to $363.4 million at December 31, 1999. Loans receivable consist mainly of mortgages secured by residential properties located in the Corporation's primary market area and commercial loans secured by business assets, real estate, and guarantees. The following table shows the composition of the Corporation's loan portfolio on the dates indicated (in thousands):

                                                                                   At December 31,
                                                         1999              1998             1997              1996             1995
                                              ---------------- ----------------- ---------------- ----------------- ----------------
First Mortgage:
  Conventional single-family residential              $70,836           $61,685          $72,538           $73,829          $75,387
  Commercial and multifamily residential              145,241           127,034           93,673            75,420           58,767
  Construction and land                                32,618            20,194           22,246            16,635           15,912
  Farmland                                                296               326              139               252              574
                                              ---------------- ----------------- ---------------- ----------------- ----------------
                                                      248,991           209,239          188,596           166,136          150,640
Commercial business loans                              88,332            80,238           71,262            57,764           46,956
Consumer and installment loans                         19,729            16,250           14,624            13,493           13,309
Leases                                                  2,017             2,599            2,311               599                0
Home equity loans                                       6,960             6,576            6,013             5,325            5,465
Other                                                   1,031               930            1,086               838            1,264
                                              ---------------- ----------------- ---------------- ----------------- ----------------
                                                      118,069           106,593           95,296            78,019           66,994
Less:
  Deferred loan fees                                       43                53               65                30               34
  Allowance for loan losses                             3,582             3,018            2,769             2,610            2,191
                                              ================ ================= ================ ================= ================
                                                     $363,435          $312,761         $281,058          $241,515         $215,409
                                              ================ ================= ================ ================= ================

         The following table presents information as of December 31, 1999 regarding first mortgage and commercial business loan maturities and contractual principal repayments of loans during the periods indicated. Loans with adjustable interest rates are shown maturing in the year of their contractual maturity. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                            AFTER ONE BUT
                                                           WITHIN ONE        WITHIN FIVE      AFTER FIVE
                                                              YEAR              YEARS            YEARS            TOTAL
                                                        ----------------- ---------------- ----------------- -----------------
          COMMERCIAL BUSINESS LOANS                              $48,000          $40,025             $ 307           $88,332
          FIRST MORTGAGE LOANS                                    81,578          118,100            49,313           248,991
                                                        ================= ================ ================= =================
                                                                $129,578         $158,125           $49,620          $337,323
                                                        ================= ================ ================= =================
          LOANS MATURING AFTER ONE YEAR WITH:
          FIXED INTEREST RATES                                                   $148,091           $16,427
          VARIABLE INTEREST RATES                                                  10,034            33,193
                                                                          ================ =================
                                                                                 $158,125           $49,620
                                                                          ================ =================

ALLOWANCE FOR LOAN LOSSES

         The Corporation maintains an allowance for loan losses to absorb estimated losses in its loan portfolio. Management's determination of the adequacy of the allowance is based on review of specific loans, past loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in the risk factors of the loan portfolio, the allowance is below the level considered to be adequate to absorb estimated losses, the periodic provision to the allowance is increased. Loans deemed uncollectible are charged off and deducted from the allowance. The allowance for loan losses increased from $3.0 million at December 31, 1998, to $3.6 million at December 31, 1999. This increase was because of growth in loan volume in general, the increase in non performing loans, charge-offs recorded in 1999, and the Corporation's decision to maintain or increase its allowance for loan losses as a percentage of outstanding loans because of growing uncertainty regarding economic conditions. The ratio of the allowance for loan losses to total loans was 0.98% for 1999 and 0.96% in 1998. Based on the present economic environment and its present analysis of the financial condition of the borrowers, the Corporation considers the present allowance to be appropriate and adequate to cover potential losses inherent in the loan portfolio, however, changes in future economic conditions and in the financial condition of borrowers cannot be predicted at this time. Deterioration in such conditions could result in increases in charge-offs or adversely classified loans and accordingly, in additional provisions for loan losses.

         The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table (dollars in thousands):

                                                                 At or for the Year Ended At December 31,
                                                      1999              1998             1997              1996             1995
                                           ---------------- ----------------- ---------------- ----------------- ----------------
  Balance at beginning of year                      $3,018            $2,769           $2,610            $2,191           $2,105
  Charge-offs:
    Conventional single-family mortgage
      Residential                                       25                 0                0                70               20
    Commercial business loans                          290                42               25               141               27
    Consumer and installment loans                      94                41               50                10               36
                                           ---------------- ----------------- ---------------- ----------------- ----------------
  Total charge-offs                                    409                83               75               221               83
  Recoveries                                          (17)              (18)              (7)              (35)             (13)
                                           ---------------- ----------------- ---------------- ----------------- ----------------
  Net charge-offs                                      392                65               68               186               70
  Provisions charged to operations                     956               314              227               605              156
                                           ================ ================= ================ ================= ================
  Balance at end of year                            $3,582            $3,018           $2,769            $2,610           $2,191
                                           ================ ================= ================ ================= ================
    Ratios:
   Net charge-offs to average
     loans outstanding                               0.12%             0.02%            0.03%             0.08%            0.03%
   Net charge-offs to total allowance               10.97%             2.15%            2.46%             7.13%            3.19%
   Allowance to year end gross loans
     outstanding                                     0.98%             0.96%            0.98%             1.07%            1.00%

NON-PERFORMING AND DELINQUENT LOANS

         When in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status and interest previously accrued but unpaid is deducted from interest income. The Corporation does not recognize income on any loans past due 90 days or more. In 1999, $53,000 of additional income on nonaccrual loans would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the year. Additionally in 1999 the Corporation recorded $20,000 of interest income on non-accrual loans that was included in net income for the year. The following table summarizes non-performing assets on the dates indicated (dollars in thousands):

                                                                                   At December 31,
                                                    1999              1998             1997              1996             1995
                                         ---------------- ----------------- ---------------- ----------------- ----------------
  Nonaccrual loans                               $ 2,251           $ 1,508          $ 1,275           $ 1,549          $ 1,189
  Other real estate owned                            107                 0              228                 0               73
                                         ================ ================= ================ ================= ================
  Total non-performing assets                    $ 2,358           $ 1,508          $ 1,275           $ 1,549          $ 1,189
                                         ================ ================= ================ ================= ================
    Ratios:
   Non-accrual loans to total loans                0.40%             0.30%            0.49%             0.40%            0.51%
   Allowance to non-accrual loans                159.08%           200.13%          217.18%           168.50%          184.27%
   Non-performing assets to total assets           0.50%             0.34%            0.38%             0.43%            0.34%

INVESTMENT AND MORTGAGE RELATED SECURITIES

         Investment securities at December 31, 1999, are made up of U.S. Treasury and agency securities of $11.7 million, government agency mortgage-backed securities of $24.1 million, SBA certificates of $444,000, state and political subdivision certificates of $17.6 million, collateralized mortgage obligations of $9.3 million and mutual funds of $3.0 million. Total investment securities equaled $66.1 million. This compares to $67.9 million on December 31, 1998.

         Management determines the appropriate classification of securities (including mortgage-related securities) at the time of purchase. Held-to-maturity securities are stated at amortized cost where as available for sale securities are stated at fair value with changes in fair value reflected as a component of net income, net of tax.
See notes one and two to Consolidated Financial Statements for further details.

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

         The reason for the decrease in investment securities is the increase in demand for funds for lending purposes. Funding for additional loans came primarily from government agency mortgage-backed securities which either matured or prepaid. The following table sets forth the Corporations estimated fair value of investment securities available-for-sale at the dates indicated (in thousands):

                                                                                At December 31,
                                                                       1999              1998             1997
                                                            ---------------- ----------------- ----------------
              Mutual funds                                           $3,038            $3,059           $3,104
              U.S. Treasury and other U.S.
                government securities                                11,687             7,765           15,106
              Small Business Administration
                Certificates                                            444               628              930
              State and political subdivision securities             17,618            10,668              940
              Collateralized mortgage obligations                     9,264             8,401            1,488
              Government agency mortgage-backed
                securities                                           24,078            30,272           38,590
                                                            ================ ================= ================
                                                                    $66,129           $60,793          $60,158
                                                            ================ ================= ================

         The following table sets forth the Corporations amortized cost of investment securities held-to-maturity at the dates indicated (in thousands):

                                                                                At December 31,
                                                                       1999              1998             1997
                                                            ---------------- ----------------- ----------------
              U.S. Treasury and other U.S.
                government securities                                  $  0              $  0             $200
              State and political subdivision securities                  0             5,794            4,391
              Government agency mortgage-backed
                securities                                                0             1,165            2,078
                                                            ================ ================= ================
                                                                         $0            $6,959           $6,669
                                                            ================ ================= ================

         The maturity distribution (based upon the average life), and weighted average yield of the securities portfolio of the Corporation as of December 31, 1999 are summarized in the following table (dollars in thousands):

                                          WITHIN ONE YEAR        ONE TO FIVE YEARS        FIVE TO TEN YEARS         OVER TEN YEARS
                                      ------------------------ ----------------------- ------------------------ --------------------
                                                   WEIGHTED                WEIGHTED               WEIGHTED              WEIGHTED
                                                    AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                        AMOUNT       YIELD       AMOUNT      YIELD       AMOUNT    YIELD     AMOUNT       YIELD
                                      ----------- ------------ ----------- ----------- --------- -------- ------------ -----------
MUTUAL FUNDS                              $3,038        5.50%  $       --         -- %  $    --       -- %   $     --          -- %
U.S. TREASURY AND OTHER U.S.
  GOVERNMENT SECURITIES                    3,394        5.02        7,355       5.71        938     6.49           --          --

SMALL BUSINESS ADMINISTRATION
  CERTIFICATES                                --          --          141       7.48        103    10.12          200        8.12

STATE AND POLITICAL SUBDIVISION
  CERTIFICATES                               236        7.74        3,278       5.34      7,931     4.95        6,173        4.38
COLLATERALIZED MORTGAGE OBLIGATIONS        1,738        6.18        5,473       6.33      2,053     6.65           --          --

GOVERNMENT AGENCY MORTGAGE-BACKED
  SECURITIES                                 400        6.46       18,255       6.31      3,917     5.94        1,506        5.98
                                      =========== ============ =========== =========== ========= ======== ============ ===========
                                          $8,806        5.55%    $ 34,502       6.10%  $ 14,942     5.58%      $7,879        4.78%
                                      =========== ============ =========== =========== ========= ======== ============ ===========

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

         Total deposits increased $5.2 million to $377.3 million on December 31, 1999, from $372.1 million on December 31, 1998. This compares to a $34.9 million increase in 1998. The average increase in time deposits occurred via increases in retail certificates of deposits and retail jumbo certificates of deposits, while the increase in non-interest bearing demand deposits can be attributed to the additional commercial account relationships being established by the Banks. The following table sets forth the average amount of and the average rate paid by the Banks on deposits by deposit category (dollars in thousands):

                                                                                 At December 31,
                                                          1999                         1998                        1997
                                               ---------------------------- --------------------------- ---------------------------
                                                 AVERAGE     AVERAGE RATE     Average     Average Rate    Average     Average Rate
                                                  AMOUNT                       Amount                      Amount
                                               ------------- -------------- ------------- ------------- ------------- -------------
  Non-interest-bearing demand deposits             $ 55,933          0.00%      $ 50,518         0.00%      $ 45,338         0.00%
  NOW and money market deposits                      63,847          2.67         58,352         2.98         52,029         2.80
  Savings deposits                                   71,082          2.12         70,889         2.31         72,151         2.28
  Time deposits                                     185,185          5.03        176,039         5.55        147,923         5.65
                                               ============= ============== ============= ============= ============= =============
     Total                                        $ 376,047          3.33%     $ 355,798         3.69%     $ 317,441         3.61%
                                               ============= ============== ============= ============= ============= =============

         Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 1999, are summarized as follows (in thousands):

                       3 MONTHS OR LESS                                                     $20,341
                       OVER 3 THROUGH 6 MONTHS                                                7,153
                       OVER 6 THROUGH 12 MONTHS                                               4,443
                       OVER 12 MONTHS                                                         1,667
                                                                                      ==============
                          TOTAL                                                             $33,604
                                                                                      ==============

CAPITAL RESOURCES AND ADEQUACY

         Stockholders' equity increased from $39.4 million at December 31, 1998 to $40.4 million at December 31, 1999. The $3.4 million increase from net earnings retention was primarily offset by the reduction in the investment portfolio market value and the payment of $1.2 million in cash dividends to shareholders.

         Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percent of total assets and total capital as a percent of risk-based assets. The minimum core capital requirement ranges from 3% to 5% of total assets, depending upon the Federal Reserve Board's determination of the financial institution's strength. Similar capital guidelines are also established for the individual banking subsidiaries of the Corporation. Most financial institutions are required to meet a minimum core capital requirement of 4% or more of total assets. The regulations assign risk weightings to assets and off-balance sheet items and require minimum risk-based capital ratios. Bank holding companies generally are required to have total capital equal to not less than 8% of risk weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. As of December 31, 1999, the Corporation had a core-capital to total assets ratio of 8.52%, and Lincoln State Bank, Franklin State Bank, Grafton State Bank and Lincoln Community Bank had risk-based capital ratios of 9.45%, 9.56%, 12.89% and 10.78%, respectively. These ratios are above the 1999 minimum requirements established by regulatory agencies.

         For a summary of the Banks' regulatory capital ratios at December 31, 1999, please see Note Seven to Consolidated Financial Statements.

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

         The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities and financing activities. These activities are summarized below (dollars in thousands):

                                                                                     Year Ended December 31,
                                                                                1999             1998              1997
                                                                    ----------------- ---------------- -----------------
              Cash and cash equivalents at beginning of period               $40,562          $26,050           $36,164
              Operating Activities:
                Net income                                                     3,403            3,850             3,380
                Adjustments to reconcile net income to net cash
                    provided by operating activities                           (427)              552             1,615
                                                                    ----------------- ---------------- -----------------
                Net cash provided by operating activities                      2,976            4,402             4,995
              Net cash used by investing activities                         (51,085)         (35,562)          (44,893)
              Net cash provided by financing activities                       30,338           45,672            29,784
                                                                    ----------------- ---------------- -----------------
              Increase (decrease) in cash equivalents                       (17,771)           14,512          (10,114)
                                                                    ================= ================ =================
                  Cash and cash equivalents at end of period                 $22,791          $40,562           $26,050
                                                                    ================= ================ =================

         Net cash was provided by operating activities during the years ended December 31, 1999, 1998 and 1997 primarily as a result of normal ongoing business operations. The non-cash items, such as the provisions for loan losses and depreciation and the net amortization of premiums, also contributed to net cash provided by operating activities during these periods.

         Liquidity is also necessary at the parent company level. The parent company's primary source of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $1.7 million, $4.8 million and $1.9 million for the years ended December 31, 1999, 1998 and 1997 respectively, and will continue to be the parent's main source of long-term liquidity. The dividends from the Banks were sufficient to pay cash dividends to the Corporation's shareholders of $1.2 million, $1.0 million and $766,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the parent company had a $10.0 million line of credit with an unaffiliated bank, which no outstanding balance.

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

         The following table shows the interest rate sensitivity gap for four different time intervals as of December 31, 1999. Assumptions regarding prepayment and withdrawal rates are based upon the Corporation's historical experience, and management believes such assumptions are reasonable.

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
                                                --------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
   INTEREST-EARNING ASSETS:
   FIXED-RATE MORTGAGE LOANS                           $27,934        $19,862       $109,088        $24,139      $181,023
   ADJUSTABLE-RATE MORTGAGE LOANS                       19,153          7,934         30,424          8,480        65,990
                                                --------------------------------------------------------------------------
         TOTAL MORTGAGE LOANS                           47,087         27,796        139,512         32,619       247,013
   COMMERCIAL BUSINESS LOANS                            45,768          5,659         37,138          1,190        90,555
   CONSUMER LOANS                                        7,837          2,426         10,614          1,718        22,595
   LEASES                                                    0              0          2,017              0         2,017
   HOME EQUITY LOANS                                     1,611            177          2,524              0         4,312
   TAX-EXEMPT LOANS                                        525              0              0              0           525
   MORTGAGE-RELATED SECURITIES                          18,236            221            690         14,196        33,343
   FIXED RATE INVESTMENT SECURITIES AND OTHER            1,170          2,484         10,616         15,300        29,571
   VARIABLE RATE INVESTMENT SECURITIES AND              10,333          2,511              0              0        12,844
   OTHER
                                                --------------------------------------------------------------------------
         TOTAL INTEREST-EARNING ASSETS                $132,568        $41,274       $203,111        $65,823      $442,775
                                                ==========================================================================

   INTEREST-BEARING LIABILITIES:
   DEPOSITS
     TIME DEPOSITS                                    $119,056        $40,265        $19,845             $0      $179,166
     NOW ACCOUNTS                                        1,859          1,882         18,815          8,780        31,335
     SAVINGS ACCOUNTS                                    3,791          3,955         39,551         18,457        65,755
     MONEY MARKET ACCOUNTS                               2,178          1,995         19,948          9,310        33,431
     ADVANCE PAYMENTS FOR TAXES AND INSURANCE              300              0              0              0           300
     BORROWINGS                                         53,398              0              0              0        53,398
                                                --------------------------------------------------------------------------
       TOTAL INTEREST-BEARING LIABILITIES             $180,581        $48,097        $98,160        $36,547      $363,384
                                                ==========================================================================
   INTEREST-EARNING ASSETS LESS
   INTEREST-BEARING
     LIABILITIES                                     ($48,013)       ($6,823)       $104,951        $29,276       $79,390
                                                ==========================================================================
   CUMULATIVE INTEREST RATE SENSITIVITY GAP          ($48,013)      ($54,836)        $50,114        $79,390
                                                ============================================================
   CUMULATIVE INTEREST RATE SENSITIVITY GAP AS
   A PERCENTAGE OF TOTAL ASSETS                       (10.12%)       (11.56%)         10.56%         16.74%
                                                ============================================================

         At December 31, 1999, the Corporation's cumulative ratio of interest-rate sensitive assets to interest-rate sensitive liabilities was a negative 10.1% for six months and a negative 11.6% for one year maturities. Therefore the Corporation is negatively gapped and may benefit from falling interest rates.

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

YEAR 2000

         The Corporation successfully completed its Year 2000 project including all assessment, remediaition and testing of all internal systems by December 31, 1999. Subsequent to that date, no adverse developments have occurred which would affect the Corporation's business, financial condition or results of operations. All internal systems have functioned as planned in 2000, and no third party vendors or counterparties have failed to provide the required levels of service. The Corporation will continue to monitor both its systems and its transactions with third parties and address any problems as needed.

         The costs of the Year 2000 project were expensed as incurred. The total cost of this project through the end of 1999 was approximately $75,000 of which $40,000 was expensed in 1999, $20,000 in 1998 and $15,000 in 1997. Nominal
additional costs will be incurred in 2000 related to the shutting down of the project and completing documentation.

         Unanticipated issues associates with the year 2000 date change event could still occur that may have an adverse impact on the financial condition and results of operations of the Corporation, its customers, and service providers. To the extent that customers' financial positions are weakened due to year 2000 issues, credit quality could be adversely affected. It is not possible to predict with certainty all of the adverse effects that could result from a failure of third parties to address year 2000 issues or whether such effects could have a material adverse impact on the Corporation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Corporation utilizes no derivatives to mitigate its interest rate risk. To control credit risk the Corporation relies instead on loan review and an adequate loan loss reserve (see Management's Discussion and Analysis of Financial Condition and Results of Operation).

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

         Along with the analysis of the interest rate sensitivity gap, determining the sensitivity of future earnings to a hypothetical +/- 200 basis parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to measure the interest rate sensitivity gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12 month period is compared to the pretax income calculated using flat rates. This difference represents the Corporation's earning sensitivity to a +/- 200 basis point parallel rate shock. The table below illustrates these amounts as of December 31, 1999.

                                                 ESTIMATED
                                          2000 PRETAX NET INTEREST
                                                   INCOME                                        PERCENT CHANGE IN NET
          CHANGE IN INTEREST RATES         (DOLLARS IN THOUSANDS)          ACTUAL CHANGE            INTEREST INCOME
          ------------------------------ --------------------------- -------------------------- -------------------------
          200 BASIS POINT RISE                    $18,581                     $(466)                    (2.45%)
          150 BASIS POINT RISE                     18,678                      (369)                    (1.94%)
          100 BASIS POINT RISE                     18,809                      (238)                    (1.25%)
          50 BASIS POINT RISE                      18,912                      (135)                    (0.71%)
          BASE SCENARIO                            19,047                         0                      0.00%
          50 BASIS POINT DECLINE                   19,155                       108                      0.57%
          100 BASIS POINT DECLINE                  19,292                       245                      1.29%
          150 BASIS POINT DECLINE                  19,410                       363                      1.91%
          200 BASIS POINT DECLINE                  19,531                       484                      2.54%

         These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition for impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances are included within the simulation process. This action would include, but would not be limited to, adjustments to the repricing characteristics of any on or off balance sheet item with regard to short-term rate projections and current market value assessments.

         Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environment. This technique involves determining the present value of all contractual asset liability cash flows (adjusted for prepayments) based on predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 200 basis points from flat rates to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 1.0% of the market value of the Corporation as of December 31, 1999.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated statements of financial condition of the Corporation and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, along with the related notes to the consolidated financial statements and the report of Ernst & Young LLP, independent auditors are attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end covered by this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (A) DOCUMENTS FILED:

        1. and 2. Financial Statements and Financial Statement Schedules.
                  The following financial statements of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries are filed as a part of this report under Item 8. "Financial Statements and Supplementary Data":

                     Report of Independent Auditors

                     Consolidated Statements of Financial Position as of December 31, 1999 and 1998

                     Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

                     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

                     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

         (B) REPORTS ON FORM 8-K:
                  No reports on Form 8-K were filed in the last quarter of 1999. The Corporation filed on report Form 8-K on January 12, 2000 and Amendment No. 1 thereto on March 10, 2000 in regards to its acquisition of Pyramid Bancorp., Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.


                                By: /s/ James F. Bomberg
                                   ---------------------------------------------
                                       James F. Bomberg
                                       President & Chief Executive Officer
                                       Director

                                Date:  March 29, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PRINCIPAL EXECUTIVE OFFICERS
     /s/ James F. Bomberg                 President & Chief Executive Officer          March 29, 2000
     ------------------------------------
     James F. Bomberg

     /s/ James C. Mroczkowski             Vice President & Chief Financial Officer     March 29, 2000
     ------------------------------------
     James C. Mroczkowski

     DIRECTORS

     /s/ Michael J. Murry                 Chairman of the Board of Directors           March 29, 2000
     ------------------------------------
     Michael J. Murry

     /s/ James F. Bomberg                 Director                                     March 29, 2000
     ------------------------------------
     James F. Bomberg

     /s/ Thomas F. Gapinski               Director                                     March 29, 2000
     ------------------------------------
     Thomas F. Gapinski

     /s/ Nicholas S. Logarakis            Director                                     March 29, 2000
     ------------------------------------
     Nicholas S. Logarakis

     /s/ Conrad C. Kaminski               Director                                     March 29, 2000
     ------------------------------------
     Conrad C. Kaminski

     /s/ David A. Kaczynski               Director                                     March 29, 2000
     ------------------------------------
     David A. Kaczynski

     /s/ Keith C. Winters                 Director                                     March 29, 2000
     ------------------------------------
     Keith C. Winters

     /s/ Duane P. Cherek                  Director                                     March 29, 2000
     ------------------------------------
     Duane P. Cherek

     /s/ James A. Sass                    Director                                     March 29, 2000
     ------------------------------------
     James A. Sass

     /s/ John M. Krawczyk                 Director                                     March 29, 2000
     ------------------------------------
     John M. Krawczyk

     /s/ Robert V. Donaj                  Director                                     March 29, 2000
     ------------------------------------
     Robert V. Donaj

     /s/ Longin C. Prazynski              Director                                     March 29, 2000
     ------------------------------------
     Longin C. Prazynski

     /s/ Gervase Rose                     Director                                     March 29, 2000
     ------------------------------------
     Gervase Rose

     /s/ J. Michael Bartels               Director                                     March 29, 2000
     ------------------------------------
     J. Michael Bartels

     /s/ Casimir S. Janiszewski           Director                                     March 29, 2000
     ------------------------------------
     Casimir S. Janiszewski

                           Merchants and Manufacturers
                      Bancorporation, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors ............................................1

Consolidated Financial Statements

Consolidated Statements of Financial Condition ............................2
Consolidated Statements of Income .........................................3
Consolidated Statements of Stockholders' Equity ...........................4
Consolidated Statements of Cash Flows .....................................5
Notes to Consolidated Financial Statements ................................7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Merchants and Manufacturers Bancorporation, Inc. and subsidiaries

We have audited the accompanying consolidated statements of financial condition of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries (the Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/Ernst & Young LLP
Ernst & Young LLP

February 29, 2000
Milwaukee, Wisconsin

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                 Consolidated Statements of Financial Condition

                                                                                   DECEMBER 31
                                                                             1999              1998
                                                                       ------------------------------------
                                                                             (Dollars In Thousands)
ASSETS
Cash and due from banks                                                      $ 15,674         $ 13,501
Interest-bearing deposits at other banks                                        4,907           15,474
Federal funds sold                                                              2,210           11,587
                                                                       ------------------------------------
Cash and cash equivalents                                                      22,791           40,562
Securities available-for-sale at fair value:
   Investment securities                                                       32,787           22,121
   Mortgage-related securities                                                 33,342           38,672
Securities held to maturity (at amortized cost):
   Investment securities                                                            -            5,794
   Mortgage-related securities                                                      -            1,165
Loans receivable (net of allowance for loan losses)                           363,435          312,761
Accrued interest receivable                                                     2,426            2,295
Federal Home Loan Bank stock                                                    2,511            1,488
Premises and equipment                                                          9,613           11,499
Other assets                                                                    7,478            5,129
                                                                       ------------------------------------
Total assets                                                                $ 474,383        $ 441,486
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                                 $ 377,333        $ 372,118
   Borrowings                                                                  53,398           27,333
   Accrued interest payable                                                       777              915
   Advance payments by borrowers for taxes and insurance                          300              213
   Other liabilities                                                            2,149            1,470
                                                                       ------------------------------------
Total liabilities                                                             433,957          402,049

Stockholders' equity:
   Common stock $1.00 par value; 6,000,000 shares authorized;
     shares issued: 2,127,888-1999; 2,090,403-1998; shares
     outstanding: 2,109,773-1999; 2,073,271-1998                                2,128            2,090
   Additional paid-in capital                                                  13,945           13,769
   Net unrealized loss on securities available-for-sale                        (1,397)             (10)
   Retained earnings                                                           26,434           24,222
   Treasury stock, at cost (18,115 shares-1999; 17,132
     shares-1998)                                                                (684)            (634)
                                                                       ------------------------------------
Total stockholders' equity                                                     40,426           39,437
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                   $474,383         $441,486
                                                                       ====================================


See accompanying notes.
                                                                               2

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                        Consolidated Statements of Income




                                                                    YEAR ENDED DECEMBER 31
                                                            1999             1998              1997
                                                     ------------------------------------------------------
                                                                      (Dollars in thousands)
Interest income:
   Loans, including fees                                   $ 27,333          $ 25,189         $ 22,701
   Investment securities:
     Taxable                                                  1,019             1,112            1,348
     Exempt from federal income taxes                           720               464              197
   Mortgage-related securities                                2,083             2,629            2,403
   Other                                                        573             1,055            1,171
                                                     ------------------------------------------------------
Total interest income                                        31,728            30,449           27,820

Interest expense:
   Deposits                                                  12,517            13,159           11,453
   Borrowings                                                 1,482               958            1,042
                                                     ------------------------------------------------------
Total interest expense                                       13,999            14,117           12,495

Net interest income                                          17,729            16,332           15,325
Provision for loan losses                                       956               314              227
                                                     ------------------------------------------------------
Net interest income after provision for
   loan losses                                               16,773            16,018           15,098

Noninterest income:
   Service charges on deposits                                1,009               982              980
   Service charges on loans                                     419               451              325
   Net gain on securities sales                                   9               219               78
   Net gain on loan sales                                        18               226               35
   Net gain on sale of premises                                 633                 -                -
   Other                                                      1,403             1,429            1,089
                                                     ------------------------------------------------------
                                                              3,491             3,307            2,507
Noninterest expenses:
   Salaries and employee benefits                             8,406             7,685            6,856
   Premises and equipment                                     2,231             2,097            1,883
   Data processing fees                                         921               915              853
   Federal deposit insurance premiums                           116               115               95
   Merger related expenses                                      510                 -                -
   Other                                                      2,772             2,621            2,583
                                                     ------------------------------------------------------
                                                             14,956            13,433           12,270
                                                     ------------------------------------------------------
Income before income taxes                                    5,308             5,892            5,335
Income taxes                                                  1,905             2,042            1,955
                                                     ------------------------------------------------------
Net income                                                 $  3,403          $  3,850         $  3,380
                                                     ======================================================
Basic earnings per share                                   $   1.62          $   1.86         $   1.69
                                                     ======================================================
Diluted earnings per share                                 $   1.58          $   1.80         $   1.64
                                                     ======================================================
Dividends per share                                        $   0.57          $   0.48         $   0.38
                                                     ======================================================

See accompanying notes.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                  Common Stock   Unrealized
                                                       and      Gain (Loss)
                                                   Additional  On Securities
                                                     Paid-in   Available-for-  Retained   Treasury
                                                     Capital      Sale         Earnings     Stock      Total
                                                  ------------------------------------------------------------
                                                         (Dollars in thousands, except per share amounts)

Balance at December 31, 1996                          $15,048      $(190)     $18,775    $  (942)   $32,691
   Comprehensive income:
     Net income                                             -          -        3,380          -      3,380
     Other comprehensive income -
       Change in unrealized gain (loss) on
         securities available-for-sale, net
         of deferred income taxes of $118                   -        267            -          -        267
                                                                                                    ----------
   Total comprehensive income                                                                         3,647
   Sale of 8,595 shares of common stock in
     connection with dividend reinvestment
     program                                              123          -            -          -        123
   Sale of 110,986 shares of treasury stock                72          -            -      1,184      1,256
   Purchase of 22,273 shares of treasury stock              -          -            -       (251)      (251)
   Cash dividends declared-$.48 per share                   -          -         (766)         -       (766)
   Exercise of stock options                               72          -            -          -         72
                                                                                                    ----------

Balance at December 31, 1997                           15,315         77       21,369         (9)    36,772
   Comprehensive income:
     Net income                                             -          -        3,850          -      3,850
     Other comprehensive income -
       Change in unrealized gain (loss) on
         securities available-for-sale, net of
         deferred income taxes of $68                       -        (87)           -          -        (87)
                                                                                                    ----------
   Total comprehensive income                                                                         2,599

   Issuance of new shares                                 349          -            -        (12)       337
   Fractional shares issued due to stock split
     and stock dividend                                   (10)         -            -          -        (10)
   Sale of 4,088 shares of common stock in
     connection with dividend reinvestment
     program                                              132          -            -          -        132
                                                  ------------------------------------------------------------
   Sale of 1,544 shares of treasury stock                   6          -            -        104        110
   Purchase of 22,855 shares of treasury stock              -          -            -       (845)      (845)
   Cash dividends declared - $.59 per share                 -          -        (1016)         -      (1016)
   Exercise of stock options                              (67)         -            -        128        195
                                                  ------------------------------------------------------------

Balance at December 31, 1998                           15,859        (10)      24,223       (634)    39,438
   Comprehensive income:
     Net income                                             -          -        3,403          -      3,403
     Other comprehensive income -
       Change in unrealized gain (loss) on
         securities available-for-sale, net of
         deferred income taxes of $604                      -     (1,387)           -          -     (1,387)
                                                  ------------------------------------------------------------

   Total comprehensive income                                                                         2,016
   Sale of 1,783 shares of common stock in
     connection with dividend reinvestment
     program                                                4          -            -         67         71
   Purchase of  4,449 shares of treasury stock              -          -            -       (181)      (181)
   Cash dividends declared - $.59 per share                 -          -       (1,192)         -     (1,192)
     Exercise of  Stock Options                           210          -            -         64        274
                                                  ------------------------------------------------------------
Balance at December 31, 1999                          $16,073    $(1,397)     $26,434      $(684)   $40,426


See accompanying notes.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow

                                                                           YEAR ENDED DECEMBER 31
                                                                       1999          1998         1997
                                                                   ----------------------------------------
                                                                             (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                              $3,403       $3,850        $3,380
Adjustments to reconcile net income to cash provided by
   operating activities:
     Provision for loan losses                                             956          314           227
     Provision for depreciation                                            872          803           715
     Provision (benefit) for deferred taxes                                  -          (54)          (59)
     Net amortization of investment securities premiums and                164          153           152
       discounts
     Net realized gains on investment securities                            (9)        (218)          (78)
     Net gain on sale of loans                                             (18)        (226)          (35)
     Net gain on sale of premises                                         (633)           -             -
     Net decrease in mortgage loans held for sale                            -          152           262
     Increase in accrued interest receivable                              (131)        (137)          (62)
     Decrease/(increase) in accounts receivable                            494         (416)            -
       Increase (decrease) in accrued interest payable                    (138)         131          (116)
        Other                                                           (1,984)          50           609
                                                                   ----------------------------------------
Net cash provided by operating activities                                2,976        4,402         4,995

INVESTING ACTIVITIES
Purchases of securities available-for-sale                             (17,995)     (46,311)      (34,323)
Proceeds from sales of securities available-for-sale                     2,704       27,791        12,308
Proceeds from redemption and maturities of securities                   14,637       16,896        18,796
   available-for-sale
Net increase in loans                                                  (51,613)     (31,893)      (39,998)
Purchases of premises and equipment                                       (634)      (2,038)       (1,797)
Proceeds from sale of premises                                           2,839            -             -
Proceeds from sales of real estate                                           -            -            53
Redemption (purchases) of Federal Home Loan Bank stock                  (1,023)          (7)           68
                                                                   ----------------------------------------
Net cash used in investing activities                                  (51,085)     (35,562)      (44,893)

     Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow


                                                                           YEAR ENDED DECEMBER 31
                                                                       1999         1998         1997
                                                                  -----------------------------------------
                                                                                 (In Thousands)
FINANCING ACTIVITIES
Net increase in deposits                                                $5,215       $34,955      $34,863
Net increase (decrease) in securities sold under repurchase              1,245        (2,738)         326
Net increase (decrease) in borrowings                                   (5,480)       10,669       (5,501)
Increase (decrease) in advance payments by borrowers for taxes              87          (127)         112
   and insurance
Payments of cash dividends to stockholders                              (1,192)       (1,016)        (766)
Proceeds from Federal Home Loan Bank advances                           30,300         4,010         (450)
Purchase of treasury stock                                                (181)         (845)        (251)
Proceeds from the sale of treasury stock                                   131           110        1,256
Proceeds from issuing additional common stock                              209           522           72
Proceeds from dividend reinvestment plan                                     4           132          123
                                                                  -----------------------------------------
Net cash provided by financing activities                               30,338        45,672       29,784
                                                                  -----------------------------------------
Increase (decrease) in cash and cash equivalents                       (17,771)       14,512      (10,114)
Cash and cash equivalents at beginning of year                          40,562        26,050       36,164
                                                                  -----------------------------------------
Cash and cash equivalents at end of year                               $22,791       $40,562      $26,050
                                                                  =========================================


Supplemental cash flow information and non-cash transactions:
      Interest paid                                                    $13,378       $10,566      $10,566
      Income taxes paid                                                  2,004         1,273        1,273
      Loans transferred to other real estate owned                         107             -            -

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Corporation, its wholly owned subsidiaries, Lincoln State Bank (Lincoln), Franklin State Bank (Franklin), Lincoln Community Bank (Lincoln Community) and Grafton State Bank (Grafton)-collectively, "the Corporations," M&M Services, which provides management services for the Banks, Achieve Mortgage Corporation, which provides mortgage banking services for the Banks and Lincoln's wholly owned subsidiary, Lincoln Investment Corp., Lincoln Community's wholly owned subsidiary, Lincoln Investment Management Corporation, and Grafton's wholly owned subsidiary, GSB Investments, Inc. which manage investment portfolios for the Banks. All significant intercompany accounts and transactions have been eliminated.

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

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


1. ACCOUNTING POLICIES (CONTINUED)

INVESTMENT AND MORTGAGE-RELATED SECURITIES

All of the Corporation's investment and mortgage-related securities are classified as available-for-sale and are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

As part of the 1999 merger with Pyramid, Management reassessed the Bank's interest rate risk position and subsequently reclassified certain securities that had been classified on the books of Pyramid in the held-to-maturity category to the available-for-sale category. No gain or loss was recognized on the transfer.

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

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


The Corporation had no impaired loans in 1999 or 1998.

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

EARNINGS PER SHARE INFORMATION

Earnings per share of common stock have been computed based on the weighted average number of common stock and common stock equivalents, if dilutive, outstanding during each year. The resulting number of shares used in computing basic earnings per share is 2,106,579, 2,071,214 and 2,004,809, for the years ended December 31, 1999, 1998 and 1997, respectively. The number of shares used in computing diluted earnings per share is 2,153,310, 2,134,012 and 2,059,098, for the years ended December 31, 1999, 1998 and 1997, respectively.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


1. ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING CHANGES

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new Statement resolves the inconsistencies that currently exist with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported.

Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change.

Statement 133 is effective for years beginning after June 15, 2000. Management does not expect the adoption of this statement to have a material impact on the financial statements of the Corporation when adopted.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)



2. INVESTMENT AND MORTGAGE-BACKED SECURITIES

AVAILABLE-FOR-SALE SECURITIES:

                                                                   Gross         Gross
                                                    Amortized    Unrealized    Unrealized
                                                      Cost         Gains         Losses      Fair Value
                                                  --------------------------------------------------------
At December 31, 1999:
   Mutual funds                                       $ 3,173         $ -          $ 135       $ 3,038
   U.S. treasury and other U.S. government
     securities                                        12,078           -            391        11,687
   Small Business Administration certificates             430          14              -           444
   State and political subdivision certificates        18,557          34            973        17,618
   Collateralized mortgage obligations                  9,481           5            222         9,264
   Government agency mortgage-backed securities
                                                       24,536          69            527        24,078
                                                  --------------------------------------------------------
                                                     $ 68,255       $ 123        $ 2,248      $ 66,129
                                                  ========================================================

At December 31, 1998:
   Mutual funds                                      $  3,173       $   -          $114      $  3,059
   U.S. treasury and other U.S. government
     securities                                         7,735          45             15         7,765
   Small Business Administration certificates             597          31              -           628
   State and political subdivision certificates        10,730          35             96        10,669
   Collateralized mortgage obligations                  8,364          50             14         8,400
   Government agency mortgage-backed securities
                                                       30,223         178            129        30,272
                                                  --------------------------------------------------------
                                                      $60,822        $340           $369       $60,793
                                                  ========================================================

HELD-TO-MATURITY SECURITIES:
                                                                   Gross         Gross
                                                    Amortized    Unrealized    Unrealized
                                                      Cost         Gains         Losses      Fair Value
                                                  --------------------------------------------------------
At December 31, 1998:
   State and political subdivision certificates         5,794         187              1         5,980
   Government agency mortgage-backed securities         1,165           6              2         1,169
                                                  --------------------------------------------------------
                                                        6,959         193              3         7,149
                                                  ========================================================

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


2. INVESTMENT AND MORTGAGE-BACKED SECURITIES (CONTINUED)

Securities carried at $24,226 at December 31, 1999 were pledged principally to secure liabilities to the Federal Reserve Bank.

The amortized cost and market value of securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                                                    Amortized
                                                                       Cost                 Fair Value
                                                        --------------------------------------------------
Due in one year or less                                            $  3,651                  $  3,630
Due after one year through five years                                10,931                    10,630
Due after five years through ten years                                9,268                     8,872
Due after ten years                                                   6,786                     6,173
Mutual funds                                                          3,173                     3,038
Mortgage-related securities                                          24,535                    24,078
Collateralized mortgage obligations                                   9,481                     9,264
Small Business Administration Certificates                              430                       444
                                                        --------------------------------------------------
                                                                    $68,255                   $66,129
                                                        ==================================================

Proceeds from sales of securities available-for-sale during the years ended December 31, 1999, 1998 and 1997, were $2,704, $27,791 and $12,308, respectively. Gross gains of $9, $218 and $83 were recorded on those sales for the years ended December 31, 1999, 1998 and 1997, respectively. Gross losses of $0, $0 and $5 were also recorded in the years ended December 31, 1999, 1998 and 1997, respectively.

Investment and mortgage backed securities totaling $7,149 were reclassified from the held-to-maturity classification to the available-for-sale classification for the December 31, 1999 financial statements. This reclassification was performed in as a result of management reassessing the overall interest rate risk profile of the organization subsequent to the Pyramid merger. No gain or loss was recognized on the transfer.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

3. LOANS RECEIVABLE



Loans receivable consist of the following:
                                                                                  DECEMBER 31
                                                                             1999             1998
                                                                       ------------------------------------
First mortgage:
   Conventional single-family residential                                   $  70,836        $  61,685
   Commercial and multifamily residential                                     145,241          127,034
   Construction                                                                32,618           20,194
   Farmland                                                                       296              326
                                                                       ------------------------------------
                                                                              248,991          209,239

Commercial business loans                                                      88,332           80,238
Consumer and installment loans                                                 19,729           16,250
Leases                                                                          2,017            2,599
Home equity loans                                                               6,960            6,576
Other                                                                           1,031              930
                                                                       ------------------------------------
                                                                              118,069          106,593
Less:
   Deferred loan fees                                                              43               53
   Allowance for loan losses                                                    3,582            3,018
                                                                       ------------------------------------
                                                                             $363,435         $312,761
                                                                       ====================================

Transactions in the allowance for loan losses are summarized as follows:

                                                                          YEAR ENDED DECEMBER 31
                                                                      1999          1998         1997
                                                                  -----------------------------------------
Balance at beginning of year                                          $3,018        $2,769       $2,610
   Provisions charged to operations                                      956           314          227
   Recoveries                                                             17            18            7
   Charge-offs                                                          (409)          (83)         (75)
                                                                  -----------------------------------------
Balance at end of year                                                $3,582        $3,018       $2,769
                                                                  =========================================

Total nonaccrual loans were $2,252 and $1,526 at December 31, 1999 and 1998, respectively.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


4. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                                    DECEMBER 31
                                                                                1999           1998
                                                                           --------------------------------
Land                                                                            $  2,183       $  2,414
Office buildings and improvements                                                  9,571         11,267
Furniture and equipment                                                            7,008          6,744
                                                                           --------------------------------
                                                                                  18,762         20,425
Less accumulated depreciation                                                     (9,149)        (8,926)
                                                                           --------------------------------
                                                                                $  9,613        $11,499
                                                                           ================================

During 1999, the Corporation sold certain land and buildings and subsequently leased a portion of the building back from the new owners. Total gain on the sale was $1,103, of which $633 was recognized in current income and the balance will be accreted to income over the remaining lease term.

5. DEPOSITS

Deposits consist of the following:

                                                                                     DECEMBER 31
                                                                                 1999           1998
                                                                           --------------------------------
Negotiable Order of Withdrawal accounts:
   Noninterest-bearing                                                         $  67,646      $  57,045
   Interest-bearing                                                               31,335         30,415
Savings deposits                                                                  65,755         67,486
Money market investment accounts                                                  33,431         30,333
Time deposits and certificate accounts                                           179,166        186,839
                                                                           --------------------------------
                                                                                $377,333       $372,118
                                                                           ================================

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


The scheduled maturities of time deposits and certificate accounts at December 31, 1999 are as follows:

         Maturities during the year ending December 31, 1999:

                                  2000                           $159,322
                                  2001                             11,950
                                  2002                              3,266
                                  2003                              2,272
                                  Thereafter                        2,356
                                                           ----------------
                                                                 $179,166
                                                           ================

At December 31, 1999 and 1998, time deposits and certificate accounts with balances greater than $100 amounted to $33,604 and $38,042, respectively.

6. BORROWINGS

At December 31, 1999 and 1998, the Banks have overnight federal funds purchased of $7,450 and $9,500, respectively, with weighted-average interest rates of 5.58% and 5.40%, respectively.

Lincoln State, Lincoln Community and Grafton State also had short-term advances of $18,400, $11,600 and $8,900, respectively, from the Federal Home Loan Bank at December 31, 1999, bearing interest at 5.84% for Lincoln State and Lincoln Community, respectively, and at an average rate of 5.16% for Grafton.

At December 31, 1999 and 1998, the Corporation had $300 and $710 outstanding, respectively, on lines of credit with unaffiliated banks with a total available balance of $10,300. The December 31, 1999 outstanding balance bears interest at the lender's prime rate (7.75% at December 31, 1999).

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized all the Banks as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 1998, Lincoln Community Bank and Franklin State Bank were categorized as well capitalized and Lincoln State Bank as adequately capitalized. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the most recent notification that management believes have changed the Banks' classifications as of December 31, 1999.

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

                                                                                  To Be Well Capitalized
                                                              For Capital         Under Prompt Corrective
                                       Actual              Adequacy Purposes        Action Provisions
                               ----------------------------------------------------------------------------
                                  Amount      Ratio        Amount       Ratio      Amount       Ratio
                               ----------------------------------------------------------------------------
AS OF DECEMBER 31, 1999
Total Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank          $ 17,256      10.34%     $ 13,350      > 8.00%    $ 16,688    > 10.00%
     Lincoln Community Bank         9,668      11.79%        6,562      > 8.00%       8,203    > 10.00%
     Franklin State Bank            5,394      10.58%        4,079      > 8.00%       5,099    > 10.00%
     Grafton State Bank            10,138      13.91%        5,831      > 8.00%       7,289    > 10.00%

Tier 1 Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank            15,765       9.45%        6,675      > 4.00%      10,013     > 6.00%
     Lincoln Community Bank         8,841      10.78%        3,281      > 4.00%       4,922     > 6.00%
     Franklin State Bank            4,872       9.56%        2,039      > 4.00%       3,059     > 6.00%
     Grafton State Bank             9,397      12.89%        2,916      > 4.00%       4,374     > 6.00%

Tier 1 Capital (to Average
   Assets):
     Lincoln State Bank            15,765       8.51%        7,412      > 4.00%       9,266     > 5.00%
     Lincoln Community Bank         8,841       8.60%        4,110      > 4.00%       5,137     > 5.00%
     Franklin State Bank            4,872       8.16%        2,387      > 4.00%       2,984     > 5.00%
     Grafton State Bank             9,397       8.39%        4,481      > 4.00%       5,601     > 5.00%
-----------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1998
Total Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank           $15,721      10.01%      $12,570      > 8.00%     $15,713    > 10.00%
     Lincoln Community Bank         9,326      13.20         5,652      > 8.00%       7,065    > 10.00%
     Franklin State Bank            4,866      11.27         3,454      > 8.00%       4,317    > 10.00%
     Grafton State Bank             8,952      14.00         5,127      > 8.00%       6,409    > 10.00%

Tier 1 Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank            14,567       9.27         6,285      > 4.00%       9,428     > 6.00%
     Lincoln Community Bank         8,546      12.10         2,826      > 4.00%       4,239     > 6.00%
     Franklin State Bank            4,498      10.42         1,727      > 4.00%       2,590     > 6.00%
     Grafton State Bank             8,236      12.90         2,563      > 4.00%       3,845     > 6.00%

Tier 1 Capital (to Average
   Assets):
     Lincoln State Bank            14,567       8.41         6,925      > 4.00%       8,656     > 5.00%
     Lincoln Community Bank         8,546       8.34         4,097      > 4.00%       5,121     > 5.00%
     Franklin State Bank            4,498       8.96         2,008      > 4.00%       2,510     > 5.00%
     Grafton State Bank             8,236       8.30         2,972      > 4.00%       4,954     > 5.00%

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

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

As of December 31, 1999, the subsidiary banks collectively had equity of $37,614 of which $4,988 was available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve Board regulations, the Banks are limited as to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specific obligations. At December 31, 1999, the maximum amount available for transfer from any one of these Banks to the Corporation in the form of loans approximates 7.1% of consolidated stockholders' equity.

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


9. EMPLOYEE BENEFIT PLANS

The Corporation has an Incentive Stock Option Plan under which 66,000 shares of common stock are reserved for the grant of options to officers and key employees at a price not less than the fair market value of the stock on the date of the grant. The plan limits the options that may be granted to each employee to $100 (based on aggregate fair market value at the date of the grant) per calendar year, on a cumulative basis. Options must be exercised within ten years of the date of grant and can be regranted if forfeited.

A summary of stock option transactions follows:

                                                                        Weighted        Weighted Average
                                                   Exercise             Average             Remaining
                                 Number              Price           Exercise Price     Contractual Life
                               of Shares           Per Share           Per Share
                              --------------  --------------------- ------------------  -------------------
Total outstanding at
   December 31, 1997              84,630         $ 6.67 - 15.15          $ 8.80              2.1 years
Granted                           49,775          30.91 - 31.14           30.98             10.0 years
Exercised                        (23,670)          6.67 - 15.15            7.78                  -
                              --------------
Total outstanding at
   December 31, 1998             110,735           6.67 - 31.14           18.48             5.0 years
                              ==============
Granted                               -0-               -                   -                   -
Exercised                         39,170           6.67 - 15.15            6.97                 -
                              --------------
Total outstanding at
   December 31, 1999              71,565         $ 6.67 - 31.14          $25.56                6.42
                              ==============

At December 31, 1999, all outstanding options are exercisable.

The Corporation has a 401(k) Profit Sharing Plan and Trust which covers substantially all employees with at least six months of service who have attained age twenty and one-half years of age. Participating employees may annually contribute up to 12% of their pre-tax compensation. The Corporation's annual contribution consists of a discretionary matching percentage, limited to 1% of employee compensation, and an additional discretionary amount, which is determined annually by the Board of Directors. The Corporation's contributions for 1999, 1998 and 1997, were $234, $216 and $196, respectively.

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

10. INCOME TAXES

The provision for income taxes consists of the following:

                                                                     YEAR ENDED DECEMBER 31
                                                           1999              1998             1997
                                                     ------------------------------------------------------
Current:
   Federal                                                 $ 2,269           $ 1,865        $ 1,637
   State                                                       424               359            326
                                                     ------------------------------------------------------
                                                             2,693             2,224          1,963
                                                     ------------------------------------------------------
Deferred (benefit):
   Federal                                                    (649)             (120)            11
   State                                                      (139)              (62)            (3)
                                                     -------------------------------------------------------
                                                              (788)             (182)            (8)
                                                     -------------------------------------------------------

                                                           $ 1,905           $ 2,042        $ 1,955
                                                     ======================================================

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                                           YEAR ENDED DECEMBER 31
                                                                       1999         1998         1997
                                                                  -----------------------------------------
Income tax at statutory rate                                         $ 2,223       $ 2,003      $ 1,814
Increase (reduction) resulting from:
   Tax-exempt interest income                                           (265)         (164)         (79)
   State income taxes, net of federal tax benefit                        124           195          218
   Other                                                                (177)            8            2
                                                                  =========================================
                                                                     $ 1,905       $ 2,042      $ 1,955
                                                                  =========================================

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


10. INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities are as follows:

                                                                                       DECEMBER 31
                                                                                    1999         1998
                                                                                ---------------------------
Deferred tax assets:
   Allowance for loan losses                                                        $  975      $   864
   Unrealized loss on securities                                                       727           59
   Net operating loss carryforwards                                                    657          546
   Deferred compensation                                                               336          192
   Other assets                                                                        229          117
                                                                                ---------------------------
Total deferred tax assets                                                            2,924        1,778
Valuation allowance                                                                 (1,121)        (557)
                                                                                ---------------------------
                                                                                     1,803        1,221
Deferred tax liabilities:
   Unrealized gain on securities                                                         -           22
   Depreciation                                                                        130          298
   Other liabilities                                                                    35           36
                                                                                ----------------------------

Total deferred tax liabilities                                                         165          356
                                                                                ===========================
Net deferred tax asset                                                              $1,638      $   865
                                                                                ===========================

At December 31, 1999, the Corporation and its subsidiaries, which file separate state income tax returns, have state net operating loss carryforwards of approximately $12,588 which expire at various dates through 2013. Due to the unlikelihood of realizing these benefits, a valuation allowance of $657 has been established to offset the deferred tax assets relating to these carryforwards.

Lincoln Community qualified under provisions of the Internal Revenue Code, which previously permitted it to deduct from taxable income an allowance for bad debts that differs from the provision for such losses charged to income for financial reporting purposes. At December 31, 1999, retained earnings included approximately $3,606 for which no provision for income taxes has been made. Income taxes of approximately $1,414 would be imposed if Lincoln Community Bank were to use these retained earnings for any other purpose other than to absorb bad debt losses.

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


11. LOANS TO RELATED PARTIES

In the ordinary course of business, loans are granted to related parties, which include management personnel, directors and entities in which such persons are principal stockholders. Activity in loans to related parties is as follows:

          Balance at December 31, 1997                                             $ 23,560
             Loans originated                                                        16,778
             Repayments                                                             (16,606)
                                                                                ----------------
          Balance at December 31, 1998                                               23,732
             Loans originated                                                         6,472
             Repayments                                                              (4,119)
                                                                                ================
          Balance at December 31, 1999                                             $ 26,085
                                                                                ================

12. COMMITMENTS AND CONTINGENT LIABILITIES

Off-balance-sheet financial instruments whose contracts represent credit and/or interest rate risk at December 31, 1999 and 1998, are as follows:

                                                                                   December 31
                                                                             1999              1998
                                                                       ------------------------------------
Commitments to originate mortgage loans (expiring
  within three months):
     Fixed rates                                                            $20,620           $8,280
     Adjustable rates                                                         1,077            5,323

Unused lines of credit:
   Commercial business                                                       34,441           34,987
   Home equity (adjustable rate)                                              4,339            7,139
   Credit cards (fixed rate)                                                  4,808            7,618

Standby letters of credit                                                     4,065            6,077

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

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


12. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Various subsidiary banks of the Corporation have entered into non-cancelable leases for certain branch facilities. The following is a schedule of future minimum rental payments required under the non-cancelable lease agreements:

                       Year                            Amount
                       ----                         --------------
                       2000                               $ 298
                       2001                                 298
                       2002                                   5
                       2003                                   5
                                                    ==============
                                             Total        $ 606
                                                    ==============

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

CASH AND CASH EQUIVALENTS

The carrying amounts for cash and cash equivalents approximate those assets' fair values.

INVESTMENT AND MORTGAGE-RELATED SECURITIES

Fair values for investment and mortgage-related securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

ACCRUED INTEREST INCOME AND EXPENSE

The respective book value of accrued interest income and expense represents the market value of those items.

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

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

BORROWINGS

The fair values of the Corporation's borrowings are estimated using discounted cash flow analyses, based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

OFF-BALANCE-SHEET INSTRUMENTS

Fair values for the Corporation's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 1999 or 1998.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following:

                                                DECEMBER 31, 1999                 DECEMBER 31, 1998
                                          -------------------------------   -------------------------------
                                            Carrying                           Carrying
                                             Amount          Fair Value         Amount       Fair Value
                                          -------------------------------   -------------------------------
Cash and cash equivalents                      $22,791          $22,791        $  40,562       $  40,562
Securities available-for-sale:
   Investment securities                        32,787           32,787           27,915          28,604
   Mortgage-related securities                  33,342           33,342           39,837          39,751
Loans receivable                               363,435          365,206          312,761         316,447
Accrued interest receivable                      2,426            2,426            2,295           2,295
Federal Home Loan Bank stock                     2,511            2,511            1,488           1,488
Deposits                                       377,333          377,039          372,118         372,380
Accrued interest payable                           777              777              915             915
Borrowings                                      53,398           53,398           27,333          27,337

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                                                  DECEMBER 31
STATEMENTS OF FINANCIAL CONDITION                                            1999             1998
                                                                       ------------------------------------
ASSETS
Cash and cash equivalents                                                   $     736       $       30
Investment in subsidiaries                                                     38,340           36,654
Premises and equipment                                                          1,473            2,915
Other assets                                                                    1,554            1,086
                                                                       -----------------------------------
Total assets                                                                  $42,103          $40,685
                                                                       ====================================
LIABILITIES
Other liabilities                                                            $  1,677        $     988
Borrowings                                                                          -              260
                                                                       ------------------------------------
Total liabilities                                                               1,677            1,248

STOCKHOLDERS' EQUITY
Common stock                                                                    2,128            2,090
Additional paid-in capital                                                     13,945           13,769
Unrealized gain (loss) on available for sale securities                        (1,397)             (10)
Retained earnings                                                              26,434           24,222
Less treasury stock                                                              (684)            (634)
                                                                       -------------------------------------

Total stockholders' equity                                                     40,426           39,437
                                                                       -------------------------------------
Total liabilities and stockholders' equity                                   $ 42,103         $ 40,685
                                                                       ====================================

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                                                                            YEAR ENDED DECEMBER 31
STATEMENTS OF INCOME                                                     1999       1998        1997
                                                                      ------------------------------------
Income:
   Interest on loans, including fees                                  $      30   $       -   $      -
   Dividends from subsidiaries                                             1,708      4,783      1,943
   Other                                                                   1,733      1,227        280
                                                                      ------------------------------------
                                                                           3,471      6,010      2,223
Expenses:
   Salaries and employee benefits                                          2,004      1,511      1,268
   Occupancy                                                                 564        476        391
   Interest                                                                   65         12         16
   Other                                                                   1,089        517        547
                                                                      ------------------------------------
                                                                           3,722      2,516      2,222
                                                                      ------------------------------------
Income (loss) before income tax benefit and equity in
   undistributed net income of subsidiaries                                 (251)     3,494          1
Income tax benefit                                                           534        448        670
                                                                      ------------------------------------
Income before equity in undistributed net income of
   subsidiaries                                                              283      3,942        671
Equity in undistributed net income of subsidiaries                         3,120        (92)     2,709
                                                                      ====================================
Net income                                                               $ 3,403    $ 3,850    $ 3,380
                                                                      ====================================

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)


14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)


                                                                            Year ended December 31
CONDENSED STATEMENTS OF CASH FLOWS                                        1999        1998        1997
                                                                      -------------------------------------
OPERATING ACTIVITIES
Net income                                                                $3,403      $3,850     $ 3,380
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Equity in undistributed net income of subsidiaries                   (3,120)         92      (2,709)
     Provision for depreciation                                              143         153         116
     Other                                                                   676          17        (530)
                                                                      -------------------------------------

Net cash provided by operating activities                                  1,102       4,112         257

INVESTING ACTIVITIES
Net change in loans                                                         (406)          -           -
Proceeds from sale of premises                                             1,349           -         250
Purchases of furniture and equipment                                         (50)        (79)     (1,400)
                                                                      -------------------------------------
Net cash provided (used) by investing activities                             893         (79)     (1,150)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable                                    (260)        260           -
Capital contribution to subsidiary                                             -      (3,250)          -
Payment of cash dividends                                                 (1,192)     (1,016)       (766)
Purchase of treasury stock                                                  (181)       (845)       (251)
Proceeds from the sale of treasury stock                                     131         110       1,256
Proceeds from issuing additional common stock                                209         394          60
Proceeds from dividend reimbursement plan                                      4         132         123
                                                                      -------------------------------------
Net cash provided (used) by financing activities                          (1,289)     (4,215)        422
                                                                      -------------------------------------

Increase (decrease) in cash and cash equivalents                             706        (182)       (471)
Cash and cash equivalents at beginning of year                                30         212         683
                                                                      =====================================
Cash and cash equivalents at end of year                                 $   736    $     30    $    212
                                                                      =====================================