Form 10-K405/A
period 1999-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2000-04-19
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended  December 31, 1999
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------    ---------------------
Commission file number  0-21292

                              MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
                          (Exact name of registrant as specified in its charter)

                    Wisconsin                                               39-1413328
 ------------------------------------------------           ---------------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer Identification Number)
                   organization)

                    14100 West National Avenue, PO Box 511160
                        New Berlin, Wisconsin 53151-1160
                        --------------------------------
                    (Address of principal executive office)

       Registrant's telephone number, including area code: (262) 827-6713

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
           -----------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes        X            No                    .
    ----------------       ----------------

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

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                      *****

                          ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

                        THE BANKS AND OTHER SUBSIDIARIES

         At or for the year ended December 31, 1999, the subsidiary banks (each consolidated with its appropriate subsidiaries; see "Other Subsidiaries") had total assets, total loans, total deposits, stockholder's equity, net income, and return on assets as follows (dollars in thousands):

                               LINCOLN STATE BANK     LINCOLN COMMUNITY BANK        GRAFTON STATE BANK     FRANKLIN STATE BANK
  ---------------------------- ---------------------- ----------------------------- ---------------------- -----------------------
  Total assets                       191,242                   103,227                    117,726                 59,695
  Total loans                         64,320                    79,781                     71,012                 51,497
  Total deposits                     150,041                    82,622                     91,905                 54,101
  Stockholders' equity                15,279                     8,497                      9,038                  4,780
  Net income                           1,949                     1,057                      1,391                    590
  Return on average assets              1.11%                     1.08%                      1.28%                  1.04%


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

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes certain historical financial data regarding the Corporation. This information is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Corporation presented elsewhere herein (dollars in thousands, except per share data):

                                                                         At or For the Year Ended December 31,
                                                             -------------------------------------------------------------------
                                                                1999         1998(4)       1997(4)      1996(4)       1995(4)
                                                                ----         ----          ----         ----          ----
   SELECTED BALANCE SHEET DATA
   Total assets                                                 $ 474,383    $ 441,486     $ 391,685    $ 358,694     $ 347,991
   Loans receivable, net                                          363,435      312,761       281,058      241,515       215,409
   Investment securities held to maturity                               0        5,794         4,591        2,857         2,178
   Investment securities available for sale                        32,787       22,121        20,080       25,218        22,643
   Mortgage-related securities held to maturity                         0        1,165         2,078        2,417         2,665
   Mortgage-related securities available for sale                  33,342       38,672        40,078       32,956        47,209
   Deposits                                                       377,333      372,118       337,249      302,387       296,489
   Borrowings                                                      53,398       27,333        15,392       21,017        16,597
   Stockholders' equity                                            40,426       39,437        36,772       32,691        32,055
   Realized stockholders' equity(2)                                41,823       39,447        36,723       32,881        32,183

   SELECTED INCOME STATEMENT DATA
   Total interest income (taxable-equivalent)(1)                  $32,118      $30,712       $27,947      $25,781      $ 24,623
   Total interest expense                                          13,999       14,117        12,495       11,600        11,042
                                                             -------------------------------------------------------------------
         Net interest income                                       18,119       16,595        15,452       14,181        13,581
   Provision for loan losses                                          956          314           227          605           156
                                                             -------------------------------------------------------------------
         Net interest income after provision for
           loan losses                                             17,163       16,281        15,225       13,576        13,425

   Net gain on security sales                                           9          219            78           70            46
   Other noninterest income                                         3,482        3,088         2,429        2,300         2,033
                                                             -------------------------------------------------------------------
         Total noninterest income                                   3,491        3,307         2,507        2,370         2,079
   Merger-related expenses                                            510            0             0            0             0
   Other noninterest expense                                       14,446       13,433        12,270       12,566        11,534
                                                             -------------------------------------------------------------------
         Total noninterest expense                                 14,956       13,433        12,270       12,566        11,534
                                                             -------------------------------------------------------------------
         Income before income taxes                                 5,698        6,155         5,462        3,380         3,970
   Income taxes                                                     1,905        2,042         1,955        1,090         1,373
   Less taxable equivalent adjustment                                 390          263           127          142           164
                                                             -------------------------------------------------------------------
         Net income                                               $ 3,403      $ 3,850       $ 3,380      $ 2,148       $ 2,433
                                                             ===================================================================

   PER SHARE DATA(3)
   Net income - basic                                              $ 1.62       $ 1.86        $ 1.69       $ 1.07        $ 1.20
   Net income - diluted                                            $ 1.58       $ 1.80        $ 1.64       $ 1.05        $ 1.17
   Cash dividend declared                                          $ 0.57       $ 0.49        $ 0.38       $ 0.35        $ 0.28
   Book value                                                      $19.16       $19.02        $17.90       $16.44        $15.83
   Average shares outstanding                                   2,106,579    2,071,214     2,004,809    2,001,160     2,029,567

   OTHER DATA
   Net interest margin                                              3.69%        3.57%         3.77%        3.67%         3.71%
   Allowance for loan losses to non-accrual loans                 159.08%      200.13%       217.18%      168.50%       184.27%
   Nonperforming assets to total assets                             0.50%        0.34%         0.38%        0.43%         0.34%
   Stockholders' equity to total assets,                            8.52%        8.93%         9.39%        9.11%         9.21%
   Average stockholders' equity to average assets                   8.76%        9.25%         9.17%        9.19%         9.07%
   Return on assets (ratio of net income to
     average total assets)                                          0.76%        0.93%         0.91%        0.61%         0.73%
   Return on stockholders' equity (ratio of net
     income to average equity)                                      8.73%       10.07%         9.91%        6.69%         8.00%
   Dividend payout ratio                                           35.06%       26.39%        22.66%       32.17%        23.39%
   Facilities:
       Number of full-service offices                                  10           10             9            9             9
       Number of limited services offices                               8            8             6            6             6

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

         The following table sets forth certain unaudited income and expense data on a quarterly basis for the periods indicated (dollars in thousands, except per share data):

                                                        1999                                                1998
                             ----------------------------------------------------------------------------------------------------
                                 3/31        6/30        9/30        12/31           3/31        6/30        9/30        12/31
                             ----------------------------------------------------------------------------------------------------
Interest income
  (taxable-equivalent) (1)        $7,670      $7,853      $8,119      $8,476          $7,431      $7,530      $7,814      $7,937
Interest expense                   3,434       3,421       3,457       3,687           3,380       3,495       3,604       3,638
                             ----------------------------------------------------------------------------------------------------
    Net interest income            4,236       4,432       4,662       4,789           4,051       4,035       4,210       4,299
Provision for loan losses             68          68         660         160              81          81          56          96
Noninterest income                   677         757       1,264         792             652         816         715       1,124
Noninterest expense                4,101       3,267       3,334       4,253           3,665       3,253       3,247       3,268
                             ----------------------------------------------------------------------------------------------------
    Income before taxes              744       1,854       1,932       1,168             957       1,517       1,622       2,059
Income taxes                         184         599         600         522             306         516         512         708
Less taxable equivalent
    adjustment                        97          96          98          99              45          49          88          81
                             ====================================================================================================
    Net income                      $463      $1,159      $1,234        $547            $606        $952      $1,022      $1,270
                             ====================================================================================================
Basic earnings per share           $0.23       $0.55       $0.58       $0.26           $0.30       $0.46       $0.49       $0.61
                             ====================================================================================================
Diluted earnings per share         $0.22       $0.54       $0.57       $0.25           $0.29       $0.45       $0.47       $0.59
                             ====================================================================================================
Dividends per share                $0.14       $0.14       $0.14       $0.15           $0.09       $0.12       $0.11       $0.17
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

                                                                 At or for the Year Ended December 31,
                               --------------------------------  --------------------------------   --------------------------------
                                             1999                              1998                              1997
                               --------------------------------  --------------------------------   --------------------------------
                                AVERAGE               AVERAGE     Average               Average      Average              Average
                                BALANCE    INTEREST    RATE       Balance    Interest    Rate        Balance   Interest     Rate
                                -------    --------    ----       -------    --------    ----        -------   --------     ----
ASSETS
Loans(1),(2)                     $336,079    $27,296     8.12%     $295,157    $25,142     8.52%     $260,915    $22,650      8.68%
Loans exempt from federal
  income taxes(3)                     526         56    10.65%          600         71    11.83%          683         77     11.27%
Taxable investment                 16,140      1,019     6.31%       17,825      1,112     6.24%       22,033      1,348      6.12%
  securities(4)
Mortgage-related securities(4)     36,688      2,083     5.68%       43,794      2,629     6.00%       37,221      2,403      6.46%
Investment securities exempt
  from federal income
  taxes(3),(4)                     15,483      1,091     7.05%        9,542        703     7.37%        3,572        298      8.34%
Other securities                   11,074        573     5.17%       19,612      1,055     5.38%       21,810      1,171      5.37%
                               ----------------------            ----------------------             ---------------------
Interest earning assets           415,990     32,118     7.72%      386,530     30,712     7.95%      346,234     27,947      8.07%
Non interest earning assets        28,991                            26,686                            25,492
                               -----------                       -----------                        ----------
    Average assets               $444,981                          $413,216                          $371,726
                               ===========                       ===========                        ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
NOW deposits                      $32,149        546     1.70%      $31,464        740     2.35%      $28,755        567      1.97%
Money market deposits              31,698      1,159     3.66%       26,888      1,000     3.72%       23,274        890      3.82%
Savings deposits                   71,082      1,506     2.12%       70,889      1,641     2.31%       72,151      1,644      2.28%
Time deposits                     185,185      9,306     5.03%      176,039      9,778     5.55%      147,923      8,352      5.65%
Borrowings                         27,177      1,482     5.45%       17,165        958     5.58%       18,149      1,042      5.74%
                               ----------------------            ----------------------             ---------------------
Interest bearing liabilities      347,291     13,999     4.03%      322,445     14,117     4.38%      290,252     12,495      4.30%
                                          -----------                       -----------                       -----------
Demand deposits and other non
  interest bearing liabilities     57,701                            52,544                            47,372

Stockholders' equity               39,989                            38,227                            34,102
                               -----------                       -----------                        ----------
    Average liabilities and
      stockholders' equity       $444,981                          $413,216                          $371,726
                               ===========                       ===========                        ==========
Net interest income/spread                   $18,119     3.69%                 $16,595     3.57%                 $15,452      3.77%
                                          =====================             =====================             ======================
Net interest earning assets       $68,699                           $64,085                           $55,982
                               ===========                       ===========                        ==========
Net yield on interest earning
  assets                                                 4.36%                             4.29%                              4.46%
                                                     ==========                        ==========                        ===========
Ratio of average
  interest-earning
  assets to average interest-
  bearing liabilities                1.20                              1.20                              1.19
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

                                                                          For the Year Ended December 31,
                                        ---------------------------------------------  ---------------------------------------------
                                                        1999 VS.  1998                                   1998 vs.1997
                                        ---------------------------------------------  ---------------------------------------------
                                                     INCREASE/(DECREASE)                           Increase/(Decrease)
                                                           DUE TO                                        Due to
                                        ----------------------------------  TOTAL      ---------------------------------  Total
                                                                 VOLUME    INCREASE                            Volume    Increase
                                          VOLUME       RATE      & RATE   (DECREASE)     Volume      Rate      & Rate   (Decrease)
                                          ------       ----      ------   ----------     ------      ----      ------   ----------
Interest-Earning Assets:
  Loans receivable(1)                        $3,486   ($1,170)     ($162)     $2,154       $2,973     ($425)      ($56)      $2,492
  Loans exempt from federal
    income taxes(2)                             (9)        (7)          1       (15)         (10)          4          0         (6)
  Taxable investment securities(3)            (105)         13        (1)       (93)        (258)         27        (5)       (236)
  Mortgage-related securities(3)              (427)      (143)         24      (546)          425      (169)       (30)         226
  Investment securities exempt
    from federal income taxes(2),(3)            438       (31)       (19)        388          498       (35)       (58)         405
  Other securities                            (460)       (40)         18      (482)        (118)          2          0       (116)
                                        ---------------------------------------------  ---------------------------------------------
    Total interest-earning assets            $2,923   ($1,378)     ($139)      1,406       $3,510     ($596)     ($149)       2,765
                                        ==================================-----------  =================================------------

Interest-Bearing Liabilities:
  NOW deposits                                  $16     ($206)       ($4)     ($194)          $53       $110        $10        $173
  Money market deposits                         179       (17)        (3)        159          138       (24)        (4)         110
  Savings deposits                                4      (139)          0      (135)         (29)         26          0         (3)
  Time deposits                                 508      (932)       (48)      (472)        1,588      (136)       (26)       1,426
  Other borrowings                              559       (22)       (13)        524         (57)       (29)          2        (84)
                                        ---------------------------------------------  ---------------------------------------------
    Total interest-bearing liabilities       $1,266   ($1,316)      ($68)     ($118)       $1,693      ($53)      ($18)      $1,622
                                        ==================================-----------  =================================------------
Net change in net interest income                                             $1,524                                         $1,143
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

                                                                           For the Year Ended December 31,
                                                                       1999              1998              1997
                                                            ----------------------------------------------------
              Service charges on deposit accounts                    $1,009            $  982            $  980
              Service charges on loans                                  419               451               325
              Net gain on securities sales                                9               219                78
              Net gain on loan sales                                     18               226                35
              Net gain on sale of building                              633                 0                 0
              Other                                                   1,403             1,429             1,089
                                                            ----------------------------------------------------
                  Total noninterest income                           $3,491            $3,307            $2,507
                                                            ====================================================

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

                                                                           For the Year Ended December 31,
                                                                       1999              1998              1997
                                                            ----------------------------------------------------
              Salaries and employee benefits                         $8,406            $7,685            $6,856
              Premises and equipment                                  2,231             2,097             1,883
              Data processing fees                                      921               915               853
              Federal deposit insurance premiums                        116               115                95
              Merger-related expenses                                   510                 0                 0
              Other                                                   2,772             2,621             2,583
                                                            ----------------------------------------------------
                  Total noninterest expense                         $14,956           $13,433           $12,270
                                                            ====================================================

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

                                                                                 At December 31,
                                                         1999              1998             1997              1996             1995
                                              --------------------------------------------------------------------------------------
  First Mortgage:
    Conventional single-family residential            $70,836           $61,685          $72,538           $73,829          $75,387
    Commercial and multifamily residential            145,241           127,034           93,673            75,420           58,767
    Construction and land                              32,618            20,194           22,246            16,635           15,912
    Farmland                                              296               326              139               252              574
                                              --------------------------------------------------------------------------------------
                                                      248,991           209,239          188,596           166,136          150,640
  Commercial business loans                            88,332            80,238           71,262            57,764           46,956
  Consumer and installment loans                       19,729            16,250           14,624            13,493           13,309
  Leases                                                2,017             2,599            2,311               599                0
  Home equity loans                                     6,960             6,576            6,013             5,325            5,465
  Other                                                 1,031               930            1,086               838            1,264
                                              --------------------------------------------------------------------------------------
                                                      118,069           106,593           95,296            78,019           66,994
  Less:
    Deferred loan fees                                     43                53               65                30               34
    Allowance for loan losses                           3,582             3,018            2,769             2,610            2,191
                                              --------------------------------------------------------------------------------------
                                                     $363,435          $312,761         $281,058          $241,515         $215,409
                                              ======================================================================================

                                       13

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

                                                                            AFTER ONE BUT
                                                                              WITHIN FIVE
                                                         WITHIN ONE YEAR        YEARS          AFTER FIVE YEARS        TOTAL
                                                        ----------------------------------------------------------------------
          COMMERCIAL BUSINESS LOANS                              $48,000          $40,025             $ 307           $88,332
          FIRST MORTGAGE LOANS                                    81,578          118,100            49,313           248,991
                                                        ----------------------------------------------------------------------
                                                                $129,578         $158,125           $49,620          $337,323
                                                        ======================================================================
          LOANS MATURING AFTER ONE YEAR WITH:
          FIXED INTEREST RATES                                                   $148,091           $16,427
          VARIABLE INTEREST RATES                                                  10,034            33,193
                                                                          ---------------------------------
                                                                                 $158,125           $49,620
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

         The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table (dollars in thousands):

                                                                   At or for the Year Ended At December 31,
                                                        1999              1998             1997              1996             1995
                                             --------------------------------------------------------------------------------------
  Balance at beginning of year                        $3,018            $2,769           $2,610            $2,191           $2,105
  Charge-offs:
    Conventional single-family mortgage
      Residential                                         25                 0                0                70               20
    Commercial business loans                            290                42               25               141               27
    Consumer and installment loans                        94                41               50                10               36
                                             --------------------------------------------------------------------------------------
  Total charge-offs                                      409                83               75               221               83
  Recoveries                                            (17)              (18)              (7)              (35)             (13)
                                             --------------------------------------------------------------------------------------
  Net charge-offs                                        392                65               68               186               70
  Provisions charged to operations                       956               314              227               605              156
                                             --------------------------------------------------------------------------------------
  Balance at end of year                              $3,582            $3,018           $2,769            $2,610           $2,191
                                             ======================================================================================
  Ratios:
    Net charge-offs to average
     loans outstanding                                 0.12%             0.02%            0.03%             0.08%            0.03%
   Net charge-offs to total allowance                 10.97%             2.15%            2.46%             7.13%            3.19%
   Allowance to year end gross loans
     outstanding                                       0.98%             0.96%            0.98%             1.07%            1.00%


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

                                                                                 At December 31,
                                                         1999              1998             1997              1996             1995
                                              --------------------------------------------------------------------------------------
  Nonaccrual loans                                    $ 2,251           $ 1,508          $ 1,275           $ 1,549          $ 1,189
  Other real estate owned                                 107                 0              228                 0               73
                                              --------------------------------------------------------------------------------------
  Total non-performing assets                         $ 2,358           $ 1,508          $ 1,275           $ 1,549          $ 1,189
                                              ======================================================================================
  Ratios:
   Non-accrual loans to total loans                     0.40%             0.30%            0.49%             0.40%            0.51%
   Allowance to non-accrual loans                     159.08%           200.13%          217.18%           168.50%          184.27%
   Non-performing assets to total assets                0.50%             0.34%            0.38%             0.43%            0.34%

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

         The reason for the decrease in investment securities is the increase in demand for funds for lending purposes. Funding for additional loans came primarily from government agency mortgage-backed securities which either matured or prepaid. The following table sets forth the Corporations estimated fair value of investment securities available-for-sale at the dates indicated (in thousands):

                                                                                At December 31,
                                                                       1999              1998             1997
                                                            ---------------------------------------------------
              Mutual funds                                          $ 3,038           $ 3,059          $ 3,104
              U.S. Treasury and other U.S.
                government securities                                11,687             7,765           15,106
              Small Business Administration
                Certificates                                            444               628              930
              State and political subdivision securities             17,618            10,668              940
              Collateralized mortgage obligations                     9,264             8,401            1,488
              Government agency mortgage-backed
                securities                                           24,078            30,272           38,590
                                                            --------------------------------------------------
                                                                    $66,129           $60,793          $60,158
                                                            ===================================================

                                       15

         The following table sets forth the Corporations amortized cost of investment securities held-to-maturity at the dates indicated (in thousands):

                                                                                At December 31,
                                                                       1999              1998             1997
                                                            ---------------------------------------------------
              U.S. Treasury and other U.S.
                government securities                                  $  0            $    0           $  200
              State and political subdivision securities                  0             5,794            4,391
              Government agency mortgage-backed
                securities                                                0             1,165            2,078
                                                            ---------------------------------------------------
                                                                         $0            $6,959           $6,669
                                                            ===================================================

         The maturity distribution (based upon the average life), and weighted average yield of the securities portfolio of the Corporation as of December 31, 1999 are summarized in the following table (dollars in thousands):

                                          WITHIN ONE YEAR        ONE TO FIVE YEARS        FIVE TO TEN YEARS         OVER TEN YEARS
                                      ----------------------------------------------------------------------------------------------
                                                   WEIGHTED                WEIGHTED                 WEIGHTED                WEIGHTED
                                                    AVERAGE                AVERAGE                  AVERAGE                  AVERAGE
                                        AMOUNT       YIELD       AMOUNT      YIELD       AMOUNT       YIELD       AMOUNT      YIELD
                                      ----------------------------------------------------------------------------------------------
MUTUAL FUNDS                              $3,038        5.50%    $                      $                        $
                                                                       --       --%           --         --%         --         --%
U.S. TREASURY AND OTHER U.S.
  GOVERNMENT SECURITIES                    3,394        5.02        7,355     5.71           938       6.49          --         --

SMALL BUSINESS ADMINISTRATION
  CERTIFICATES                                --          --          141     7.48           103       10.12        200       8.12

STATE AND POLITICAL SUBDIVISION
  CERTIFICATES                               236        7.74        3,278     5.34         7,931        4.95      6,173       4.38
COLLATERALIZED MORTGAGE OBLIGATIONS        1,738        6.18        5,473     6.33         2,053        6.65         --         --
GOVERNMENT AGENCY MORTGAGE-BACKED
  SECURITIES                                 400        6.46       18,255     6.31         3,917        5.94      1,506       5.98
                                      ----------------------------------------------------------------------------------------------
                                          $8,806        5.55%    $ 34,502     6.10%     $ 14,942       5.58%     $7,879       4.78%
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

                                                                                 At December 31,
                                                          1999                         1998                        1997
                                               ------------------------------------------------------------------------------------
                                                 AVERAGE         AVERAGE        Average        Average      Average     Average
                                                  AMOUNT           RATE          Amount         Rate         Amount       Rate
                                               ------------------------------------------------------------------------------------
  Non-interest-bearing demand deposits            $  55,933          0.00%     $  50,518        0.00%       $  45,338     0.00%
  NOW and money market deposits                      63,847          2.67         58,352        2.98           52,029     2.80
  Savings deposits                                   71,082          2.12         70,889        2.31           72,151     2.28
  Time deposits                                     185,185          5.03        176,039        5.55          147,923     5.65
                                               ------------------------------------------------------------------------------------
     Total                                        $ 376,047          3.33%     $ 355,798        3.69%       $ 317,441     3.61%
                                               ====================================================================================

         Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 1999, are summarized as follows (in thousands):

                       3 MONTHS OR LESS                                                     $20,341
                       OVER 3 THROUGH 6 MONTHS                                                7,153
                       OVER 6 THROUGH 12 MONTHS                                               4,443
                       OVER 12 MONTHS                                                         1,667
                                                                                      --------------
                          TOTAL                                                             $33,604
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

         The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities and financing activities. These activities are summarized below (dollars in thousands):

                                                                                     Year Ended December 31,
                                                                                1999             1998              1997
                                                                    ----------------------------------------------------
              Cash and cash equivalents at beginning of period               $40,562          $26,050           $36,164
              Operating Activities:
                Net income                                                     3,403            3,850             3,380
                Adjustments to reconcile net income to net cash
                  provided by operating activities                             (427)              552             1,615
                                                                    ----------------------------------------------------
                Net cash provided by operating activities                      2,976            4,402             4,995
              Net cash used by investing activities                         (51,085)         (35,562)          (44,893)
              Net cash provided by financing activities                       30,338           45,672            29,784
                                                                    ----------------------------------------------------
              Increase (decrease) in cash equivalents                       (17,771)           14,512          (10,114)
                                                                    ====================================================
                  Cash and cash equivalents at end of period                 $22,791          $40,562           $26,050
                                                                    ====================================================

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
                                                --------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
   INTEREST-EARNING ASSETS:
   FIXED-RATE MORTGAGE LOANS                           $27,934        $19,862       $109,088        $24,139      $181,023
   ADJUSTABLE-RATE MORTGAGE LOANS                       19,153          7,934         30,424          8,480        65,990
                                                --------------------------------------------------------------------------
         TOTAL MORTGAGE LOANS                           47,087         27,796        139,512         32,619       247,013
   COMMERCIAL BUSINESS LOANS                            45,768          5,659         37,138          1,190        90,555
   CONSUMER LOANS                                        7,837          2,426         10,614          1,718        22,595
   LEASES                                                    0              0          2,017              0         2,017
   HOME EQUITY LOANS                                     1,611            177          2,524              0         4,312
   TAX-EXEMPT LOANS                                        525              0              0              0           525
   MORTGAGE-RELATED SECURITIES                          18,236            221            690         14,196        33,343
   FIXED RATE INVESTMENT SECURITIES AND OTHER            1,170          2,484         10,616         15,300        29,571
   VARIABLE RATE INVESTMENT SECURITIES AND OTHER        10,333          2,511              0              0        12,844
                                                --------------------------------------------------------------------------
         TOTAL INTEREST-EARNING ASSETS                $132,568        $41,274       $203,111        $65,823      $442,775
                                                ==========================================================================

   INTEREST-BEARING LIABILITIES:
   DEPOSITS
     TIME DEPOSITS                                    $119,056        $40,265        $19,845             $0      $179,166
     NOW ACCOUNTS                                        1,859          1,882         18,815          8,780        31,335
     SAVINGS ACCOUNTS                                    3,791          3,955         39,551         18,457        65,755
     MONEY MARKET ACCOUNTS                               2,178          1,995         19,948          9,310        33,431
     ADVANCE PAYMENTS FOR TAXES AND INSURANCE              300              0              0              0           300
     BORROWINGS                                         53,398              0              0              0        53,398
                                                --------------------------------------------------------------------------
       TOTAL INTEREST-BEARING LIABILITIES             $180,581        $48,097        $98,160        $36,547      $363,384
                                                ==========================================================================
   INTEREST-EARNING ASSETS LESS INTEREST-
     BEARING lIABILITIES                             ($48,013)       ($6,823)       $104,951        $29,276       $79,390
                                                ==========================================================================
   CUMULATIVE INTEREST RATE SENSITIVITY GAP          ($48,013)      ($54,836)        $50,114        $79,390
                                                ============================================================
   CUMULATIVE INTEREST RATE SENSITIVITY GAP AS
     A PERCENTAGE OF TOTAL ASSETS                     (10.12%)       (11.56%)         10.56%         16.74%
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

                                                 ESTIMATED
                                          2000 PRETAX NET INTEREST
                                                   INCOME                                        PERCENT CHANGE IN NET
          CHANGE IN INTEREST RATES         (DOLLARS IN THOUSANDS)          ACTUAL CHANGE            INTEREST INCOME
          ---------------------------------------------------------------------------------------------------------------
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

                        MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.


                        By:/s/ James F. Bomberg                   .
                           -------------------------------
                           James F. Bomberg
                           President & Chief Executive Officer
                           Director

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


/s/Ernst & Young LLP
--------------------
Ernst & Young LLP



February 29, 2000
Milwaukee, Wisconsin

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                 Consolidated Statements of Financial Condition


                                                                                   DECEMBER 31
                                                                             1999              1998
                                                                       ------------------------------------
                                                                             (Dollars In Thousands)
ASSETS
Cash and due from banks                                                     $  15,674        $  13,501
Interest-bearing deposits at other banks                                        4,907           15,474
Federal funds sold                                                              2,210           11,587
                                                                       ------------------------------------
Cash and cash equivalents                                                      22,791           40,562
Securities available-for-sale at fair value:
   Investment securities                                                       32,787           22,121
   Mortgage-related securities                                                 33,342           38,672
Securities held to maturity (at amortized cost):
   Investment securities                                                            -            5,794
   Mortgage-related securities                                                      -            1,165
Loans receivable (net of allowance for loan losses)                           363,435          312,761
Accrued interest receivable                                                     2,426            2,295
Federal Home Loan Bank stock                                                    2,511            1,488
Premises and equipment                                                          9,613           11,499
Other assets                                                                    7,478            5,129
                                                                       ------------------------------------
Total assets                                                                $ 474,383        $ 441,486
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                                 $ 377,333        $ 372,118
   Borrowings                                                                  53,398           27,333
   Accrued interest payable                                                       777              915
   Advance payments by borrowers for taxes and insurance                          300              213
   Other liabilities                                                            2,149            1,470
                                                                       ------------------------------------
Total liabilities                                                             433,957          402,049

Stockholders' equity:
   Common stock $1.00 par value; 6,000,000 shares authorized;
     shares issued: 2,127,888--1999; 2,090,403--1998; shares
     outstanding: 2,109,773--1999; 2,073,271--1998
                                                                                2,128            2,090
   Additional paid-in capital                                                  13,945           13,769
   Net unrealized loss on securities available-for-sale                        (1,397)             (10)
   Retained earnings                                                           26,434           24,222
   Treasury stock, at cost (18,115 shares--1999; 17,132
     shares--1998)                                                               (684)            (634)
                                                                       ------------------------------------

Total stockholders' equity                                                     40,426           39,437
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                  $ 474,383        $ 441,486
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

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                         Common Stock   Unrealized
                                                             and        Gain (Loss)
                                                          Additional  On Securities
                                                           Paid-in    Available-for- Retained   Treasury
                                                           Capital         Sale      Earnings     Stock      Total
                                                        -------------------------------------------------------------
                                                                (Dollars in thousands, except per share amounts)

Balance at December 31, 1996                                $15,048       $(190)     $18,775    $  (942)   $32,691
   Comprehensive income:
     Net income                                                   -           -        3,380          -      3,380
     Other comprehensive income -
       Change in unrealized gain (loss) on
         securities available-for-sale, net of                    -         267            -          -        267
         deferred income taxes of $118
                                                                                                         ------------
   Total comprehensive income                                                                                3,647
   Sale of 8,595 shares of common stock in connection
     with dividend reinvestment program                         123           -            -          -        123
   Sale of 110,986 shares of treasury stock                      72           -            -      1,184      1,256
   Purchase of 22,273 shares of treasury stock                    -           -            -       (251)      (251)
   Cash dividends declared--$.48 per share                        -           -         (766)         -       (766)
   Exercise of stock options                                     72           -            -          -         72
                                                        -------------------------------------------------------------
Balance at December 31, 1997                                 15,315          77       21,369         (9)    36,772
   Comprehensive income:
     Net income                                                   -           -        3,850          -      3,850
     Other comprehensive income -
       Change in unrealized gain (loss) on
         securities available-for-sale, net of                    -         (87)           -          -        (87)
         deferred income taxes of $68
                                                                                                         ------------
   Total comprehensive income                                                                                2,599
   Issuance of new shares                                       349           -            -        (12)       337
   Fractional shares issued due to stock split and              (10)          -            -          -        (10)
     stock dividend
   Sale of 4,088 shares of common stock in connection
     with dividend reinvestment program                         132           -            -          -        132
   Sale of 1,544 shares of treasury stock                         6           -            -        104        110
   Purchase of 22,855 shares of treasury stock                    -           -            -       (845)      (845)
   Cash dividends declared - $.59 per share                       -           -        (1015)         -      (1015)
   Exercise of stock options                                     67           -            -        128        195
                                                        -------------------------------------------------------------
Balance at December 31, 1998                                 15,859         (10)      24,222       (634)    39,437
   Comprehensive income:
     Net income                                                   -           -        3,403          -      3,403
     Other comprehensive income -
       Change in unrealized gain (loss) on                        -      (1,387)           -          -     (1,387)
         securities available-for-sale, net of
         deferred income taxes of $604
                                                                                                         ------------
   Total comprehensive income                                                                                2,016
   Sale of 1,783 shares of common stock in connection             4           -            -         67         71
     with dividend reinvestment program
   Purchase of  4,449 shares of treasury stock                    -           -            -       (181)      (181)
   Cash dividends declared - $.59 per share                       -           -       (1,191)         -     (1,191)
     Exercise of  Stock Options                                 210           -            -         64        274
                                                        -------------------------------------------------------------
Balance at December 31, 1999                                $16,073     $(1,397)     $26,434      $(684)   $40,426
                                                        =============================================================

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow

                                                                           YEAR ENDED DECEMBER 31
                                                                       1999          1998         1997
                                                                   ----------------------------------------
                                                                             (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                              $3,403       $3,850        $3,380
Adjustments to reconcile net income to cash provided by
   operating activities:
     Provision for loan losses                                             956          314           227
     Provision for depreciation                                            872          803           715
     Provision (benefit) for deferred taxes                                  -          (54)          (59)
     Net amortization of investment securities premiums and                164          153           152
       discounts
     Net realized gains on investment securities                            (9)        (218)          (78)
     Net gain on sale of loans                                             (18)        (226)          (35)
     Net gain on sale of premises                                         (633)           -             -
     Net decrease in mortgage loans held for sale                            -          152           262
     Increase in accrued interest receivable                              (131)        (137)          (62)
     Decrease/(increase) in accounts receivable                            494         (416)            -
       Increase (decrease) in accrued interest payable                    (138)         131          (116)
        Other                                                           (1,984)          50           609
                                                                   ----------------------------------------
Net cash provided by operating activities                                2,976        4,402         4,995

INVESTING ACTIVITIES
Purchases of securities available-for-sale                             (17,995)     (46,311)      (34,323)
Proceeds from sales of securities available-for-sale                     2,704       27,791        12,308
Proceeds from redemption and maturities of securities                   14,637       16,896        18,796
   available-for-sale
Net increase in loans                                                  (51,613)     (31,893)      (39,998)
Purchases of premises and equipment                                       (634)      (2,038)       (1,797)
Proceeds from sale of premises                                           2,839            -             -
Proceeds from sales of real estate                                           -            -            53
Redemption (purchases) of Federal Home Loan Bank stock                  (1,023)          (7)           68
                                                                   ----------------------------------------
Net cash used in investing activities                                  (51,085)     (35,562)      (44,893)

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow



                                                                           YEAR ENDED DECEMBER 31
                                                                       1999         1998         1997
                                                                  -----------------------------------------
                                                                                 (In Thousands)
FINANCING ACTIVITIES
Net increase in deposits                                                $5,215       $34,955      $34,863
Net increase (decrease) in securities sold under repurchase              1,245        (2,738)         326
Net increase (decrease) in borrowings                                   (5,480)       10,669       (5,501)
Increase (decrease) in advance payments by borrowers for taxes              87          (127)         112
   and insurance
Payments of cash dividends to stockholders                              (1,191)       (1,015)        (766)
Proceeds from Federal Home Loan Bank advances                           30,300         4,010         (450)
Purchase of treasury stock                                                (181)         (845)        (251)
Proceeds from the sale of treasury stock                                   131           110        1,256
Proceeds from issuing additional common stock                              208           521           72
Proceeds from dividend reinvestment plan                                     4           132          123
                                                                  -----------------------------------------
Net cash provided by financing activities                               30,338        45,672       29,784
                                                                  -----------------------------------------
Increase (decrease) in cash and cash equivalents                       (17,771)       14,512      (10,114)
Cash and cash equivalents at beginning of year                          40,562        26,050       36,164
                                                                  -----------------------------------------
Cash and cash equivalents at end of year                               $22,791       $40,562      $26,050
                                                                  =========================================

Supplemental cash flow information and non-cash transactions:
      Interest paid                                                    $13,378       $10,566      $10,566
      Income taxes paid                                                  2,004         1,273        1,273
      Loans transferred to other real estate owned                         107             -            -

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Corporation, its wholly owned subsidiaries, Lincoln State Bank (Lincoln), Franklin State Bank (Franklin), Lincoln Community Bank (Lincoln Community) and Grafton State Bank (Grafton)--collectively, "the Corporations," M&M Services, which provides management services for the Banks, Achieve Mortgage Corporation, which provides mortgage banking services for the Banks and Lincoln's wholly owned subsidiary, Lincoln Investment Corp., Lincoln Community's wholly owned subsidiary, Lincoln Investment Management Corporation, and Grafton's wholly owned subsidiary, GSB Investments, Inc. which manage investment portfolios for the Banks. All significant intercompany accounts and transactions have been eliminated.

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

Audit Results                                                                  8

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


ACQUISITION

On December 31, 1999 the Company completed a merger with Pyramid Bancorporation, Inc. (Pyramid). The transaction was accounted for as a pooling of interests, and, accordingly, all financial statements and information have been restated to incorporate Pyramid's results on a historical basis. At December 31, 1999, Pyramid had total assets of $117.8 million and stockholders' equity of $9.1 million. Each share of Pyramid common stock was exchanged for 9 shares of the Company's $1 par value common stock. This resulted in the issuance of 620,100 shares of Company common stock.

The following table shows gross revenues (interest income and non-interest income), net income, diluted earnings per share, and dividends per share for the periods indicated for the Company and Pyramid individually and on a combined basis.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                      1999                 1998                 1997
                                                      ----                 ----                 ----
REVENUES(1):
   M&M Bancorp                                           $26,618              $25,545              $22,750
   Pyramid                                                 8,601                8,093                7,452
                                               --------------------------------------------------------------
   Combined                                              $35,219              $33,638              $30,202
                                               --------------------------------------------------------------

NET INCOME:
   M&M Bancorp                                            $2,172               $2,706               $2,409
   Pyramid                                                 1,231                1,144                  971
                                               --------------------------------------------------------------
   Combined                                               $3,403               $3,850               $3,380
                                               --------------------------------------------------------------

DILUTED EARNINGS PER SHARE(2):
   M&M Bancorp                                             $1.46                $1.78                $1.65
   Pyramid                                                  2.00                 1.92                 1.62
                                               --------------------------------------------------------------
   Combined                                                $1.58                $1.80                $1.64
                                               --------------------------------------------------------------

DIVIDENDS PER SHARE(2):
   M&M Bancorp                                             $0.60                $0.59                $0.48
   Pyramid                                                  0.48                 0.22                 0.11
                                               --------------------------------------------------------------
   Combined                                                $0.59                $0.48                $0.38
                                               --------------------------------------------------------------

(1)  Revenue figures represent interest income and non-interest income.
(2) Earnings per share and dividends per share have been restated to account for the new share basis subsequent to the acquisition.

Audit Results                                                                  9

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

Audit Results                                                                 10

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
                                                  ========================================================

HELD-TO-MATURITY SECURITIES:
                                                                   Gross         Gross
                                                    Amortized    Unrealized    Unrealized
                                                      Cost         Gains         Losses      Fair Value
                                                  --------------------------------------------------------
At December 31, 1998:
   State and political subdivision certificates         5,794         187              1         5,980
   Government agency mortgage-backed securities
                                                        1,165           6              2         1,169
                                                  --------------------------------------------------------
                                                        6,959         193              3         7,149
                                                  ========================================================

Audit Results                                                                 11

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

Audit Results                                                                 12

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

3. LOANS RECEIVABLE

Loans receivable consist of the following:

                                                                                  DECEMBER 31
                                                                             1999             1998
                                                                       ------------------------------------
First mortgage:
   Conventional single-family residential                                   $  70,836        $  61,685
   Commercial and multifamily residential                                     145,241          127,034
   Construction                                                                32,618           20,194
   Farmland                                                                       296              326
                                                                       ------------------------------------
                                                                              248,991          209,239

Commercial business loans                                                      88,332           80,238
Consumer and installment loans                                                 19,729           16,250
Leases                                                                          2,017            2,599
Home equity loans                                                               6,960            6,576
Other                                                                           1,031              930
                                                                       ------------------------------------
                                                                              118,069          106,593
Less:
   Deferred loan fees                                                              43               53
   Allowance for loan losses                                                    3,582            3,018
                                                                       ------------------------------------
                                                                             $363,435         $312,761
                                                                       ====================================

Transactions in the allowance for loan losses are summarized as follows:

                                                                          YEAR ENDED DECEMBER 31
                                                                      1999          1998         1997
                                                                  -----------------------------------------

Balance at beginning of year                                          $3,018        $2,769       $2,610
   Provisions charged to operations                                      956           314          227
   Recoveries                                                             17            18            7
   Charge-offs                                                          (409)          (83)         (75)
                                                                  -----------------------------------------
Balance at end of year                                                $3,582        $3,018       $2,769
                                                                  =========================================

Total nonaccrual loans were $2,252 and $1,526 at December 31, 1999 and 1998, respectively.

Audit Results                                                                 13

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
                                                                           ================================

The scheduled maturities of time deposits and certificate accounts at December 31, 1999 are as follows:



         Maturities during the year ending December 31, 1999:
         ----------------------------------------------------


                                  2000                                                $159,322
                                  2001                                                  11,950
                                  2002                                                   3,266
                                  2003                                                   2,272
                                  Thereafter                                             2,356
                                                                                ----------------
                                                                                      $179,166
                                                                                ================

At December 31, 1999 and 1998, time deposits and certificate accounts with balances greater than $100 amounted to $33,604 and $38,042, respectively.

Audit Results                                                                 14

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

Audit Results                                                                 15

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

                                                                                  To Be Well Capitalized
                                                              For Capital         Under Prompt Corrective
                                       Actual              Adequacy Purposes        Action Provisions
                               ----------------------------------------------------------------------------
                                  Amount      Ratio        Amount       Ratio      Amount       Ratio
                               ----------------------------------------------------------------------------
AS OF DECEMBER 31, 1999
Total Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank          $ 17,256      10.34%     $ 13,350      > 8.00%    $ 16,688    > 10.00%
     Lincoln Community Bank         9,668      11.79%        6,562      > 8.00%       8,203    > 10.00%
     Franklin State Bank            5,394      10.58%        4,079      > 8.00%       5,099    > 10.00%
     Grafton State Bank            10,138      13.91%        5,831      > 8.00%       7,289    > 10.00%

Tier 1 Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank            15,765       9.45%        6,675      > 4.00%      10,013     > 6.00%
     Lincoln Community Bank         8,841      10.78%        3,281      > 4.00%       4,922     > 6.00%
     Franklin State Bank            4,872       9.56%        2,039      > 4.00%       3,059     > 6.00%
     Grafton State Bank             9,397      12.89%        2,916      > 4.00%       4,374     > 6.00%

Tier 1 Capital (to Average
   Assets):
     Lincoln State Bank            15,765       8.51%        7,412      > 4.00%       9,266     > 5.00%
     Lincoln Community Bank         8,841       8.60%        4,110      > 4.00%       5,137     > 5.00%
     Franklin State Bank            4,872       8.16%        2,387      > 4.00%       2,984     > 5.00%
     Grafton State Bank             9,397       8.39%        4,481      > 4.00%       5,601     > 5.00%
-----------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1998
Total Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank           $15,721      10.01%      $12,570      > 8.00%     $15,713    > 10.00%
     Lincoln Community Bank         9,326      13.20         5,652      > 8.00%       7,065    > 10.00%
     Franklin State Bank            4,866      11.27         3,454      > 8.00%       4,317    > 10.00%
     Grafton State Bank             8,952      14.00         5,127      > 8.00%       6,409    > 10.00%

Tier 1 Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank            14,567       9.27         6,285      > 4.00%       9,428     > 6.00%
     Lincoln Community Bank         8,546      12.10         2,826      > 4.00%       4,239     > 6.00%
     Franklin State Bank            4,498      10.42         1,727      > 4.00%       2,590     > 6.00%
     Grafton State Bank             8,236      12.90         2,563      > 4.00%       3,845     > 6.00%

Tier 1 Capital (to Average
   Assets):
     Lincoln State Bank            14,567       8.41         6,925      > 4.00%       8,656     > 5.00%
     Lincoln Community Bank         8,546       8.34         4,097      > 4.00%       5,121     > 5.00%
     Franklin State Bank            4,498       8.96         2,008      > 4.00%       2,510     > 5.00%
     Grafton State Bank             8,236       8.30         2,972      > 4.00%       4,954     > 5.00%

Audit Results                                                                 16

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

A summary of stock option transactions follows:

                                                                        Weighted        Weighted Average
                                                   Exercise             Average             Remaining
                                 Number              Price           Exercise Price     Contractual Life
                               of Shares           Per Share           Per Share
                              --------------  --------------------- ------------------  -------------------

Total outstanding at
   December 31, 1997              84,630         $ 6.67 - 15.15          $ 8.80             2.1 years
Granted                           49,775         30.91 - 31.14            30.98             10.0 years
Exercised                        (23,670)         6.67 - 15.15            7.78                   -
                              --------------
 Total outstanding at
   December 31, 1998             110,735          6.67 - 31.14            18.48             5.0 years
                              ==============
Granted                               -0-              -                    -                   -
Exercised                         39,170          6.67 - 15.15            6.97                  -
                              --------------
 Total outstanding at
   December 31, 1999              71,565         $ 6.67 - 31.14          $ 25.56               6.42
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

Audit Results                                                                 17

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

10. INCOME TAXES

The provision for income taxes consists of the following:

                                                                     YEAR ENDED DECEMBER 31
                                                           1999              1998             1997
                                                     ------------------------------------------------------
Current:
   Federal                                                 $ 2,269           $ 1,865        $ 1,637
   State                                                       424               359            326
                                                     ------------------------------------------------------
                                                             2,693             2,224          1,963
                                                     ------------------------------------------------------
Deferred (benefit):
   Federal                                                    (649)             (120)            11
   State                                                      (139)              (62)            (3)
                                                     ------------------------------------------------------
                                                              (788)             (182)            (8)
                                                     ------------------------------------------------------
                                                           $ 1,905           $ 2,042        $ 1,955
                                                     ======================================================

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                                             YEAR ENDED DECEMBER 31
                                                                       1999          1998         1997
                                                                    ---------------------------------------

Income tax at statutory rate                                         $ 2,223       $ 2,003      $ 1,814
Increase (reduction) resulting from:
   Tax-exempt interest income                                           (265)         (164)         (79)
   State income taxes, net of federal tax benefit                        124           195          218
   Other                                                                (177)            8            2
                                                                  -----------------------------------------
                                                                     $ 1,905       $ 2,042      $ 1,955
                                                                  =========================================

Audit Results                                                                 18

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

10. INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities are as follows:

                                                                                       DECEMBER 31
                                                                                    1999         1998
                                                                                ---------------------------
Deferred tax assets:
   Allowance for loan losses                                                        $  975      $   864
   Unrealized loss on securities                                                       727           59
   Net operating loss carryforwards                                                    657          546
   Deferred compensation                                                               336          192
   Other assets                                                                        229          117
                                                                                ---------------------------
Total deferred tax assets                                                            2,924        1,778
Valuation allowance                                                                 (1,121)        (557)
                                                                                ---------------------------
                                                                                     1,803        1,221
Deferred tax liabilities:
   Unrealized gain on securities                                                         -           22
   Depreciation                                                                        130          298
   Other liabilities                                                                    35           36
                                                                                ---------------------------
Total deferred tax liabilities                                                         165          356
                                                                                ---------------------------
Net deferred tax asset                                                              $1,638      $   865
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

Audit Results                                                                 19

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

11. LOANS TO RELATED PARTIES

In the ordinary course of business, loans are granted to related parties, which include management personnel, directors and entities in which such persons are principal stockholders. Activity in loans to related parties is as follows:

          Balance at December 31, 1997                                             $ 23,560
             Loans originated                                                        16,778
             Repayments                                                             (16,606)
                                                                                ----------------
          Balance at December 31, 1998                                               23,732
             Loans originated                                                         6,472
             Repayments                                                              (4,119)
                                                                                ----------------
          Balance at December 31, 1999                                             $ 26,085
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

Audit Results                                                                 20

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

Various subsidiary banks of the Corporation have entered into non-cancelable leases for certain branch facilities. The following is a schedule of future minimum rental payments required under the non-cancelable lease agreements:

                     Year                              Amount
                     ----                           --------------
                     2000                                 $ 298
                     2001                                   298
                     2002                                     5
                     2003                                     5
                                                    --------------
                                             Total        $ 606
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

Audit Results                                                                 21

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

Audit Results                                                                 22

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

13. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)


The carrying amounts and fair values of the Corporation's financial instruments consist of the following:

                                                 DECEMBER 31, 1999                 DECEMBER 31, 1998
                                           -------------------------------   -------------------------------
                                                Carrying                          Carrying
                                                 Amount       Fair Value           Amount      Fair Value
                                           -------------------------------   -------------------------------

Cash and cash equivalents                       $22,791          $22,791        $  40,562       $  40,562
Securities available-for-sale:
   Investment securities                         32,787           32,787           27,915          28,604
   Mortgage-related securities                   33,342           33,342           39,837          39,751
Loans receivable                                363,435          365,206          312,761         316,447
Accrued interest receivable                       2,426            2,426            2,295           2,295
Federal Home Loan Bank stock                      2,511            2,511            1,488           1,488
Deposits                                        377,333          377,039          372,118         372,380
Accrued interest payable                            777              777              915             915
Borrowings                                       53,398           53,398           27,333          27,337

Audit Results                                                                 23

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                                                   DECEMBER 31
STATEMENTS OF FINANCIAL CONDITION                                              1999             1998
                                                                       ------------------------------------

ASSETS
Cash and cash equivalents                                                   $     736       $     30
Investment in subsidiaries                                                     38,340         36,654
Premises and equipment                                                          1,473          2,915
Other assets                                                                    1,554          1,086
                                                                       ------------------------------------
Total assets                                                                  $42,103          $40,685
                                                                       ====================================

LIABILITIES
Other liabilities                                                            $  1,677        $     988
Borrowings                                                                          -              260
                                                                       ------------------------------------
Total liabilities                                                               1,677            1,248

STOCKHOLDERS' EQUITY
Common stock                                                                    2,128            2,090
Additional paid-in capital                                                     13,945           13,769
Unrealized gain (loss) on available for sale securities                        (1,397)             (10)
Retained earnings                                                              26,434           24,222
Less treasury stock                                                              (684)            (634)
                                                                       ------------------------------------
Total stockholders' equity                                                     40,426           39,437
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                   $ 42,103         $ 40,685
                                                                      ====================================

Audit Result                                                                  24

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                                                                              YEAR ENDED DECEMBER 31
                                                                           1999       1998        1997
                                                                      ------------------------------------
STATEMENTS OF INCOME

Income:
   Interest on loans, including fees                                      $   30     $    -     $    -
   Dividends from subsidiaries                                             1,708      4,783      1,943
   Other                                                                   1,733      1,227        280
                                                                      ------------------------------------
                                                                           3,471      6,010      2,223
Expenses:
   Salaries and employee benefits                                          2,004      1,511      1,268
   Occupancy                                                                 564        476        391
   Interest                                                                   65         12         16
   Other                                                                   1,089        517        547
                                                                      ------------------------------------
                                                                           3,722      2,516      2,222
                                                                      ------------------------------------
Income (loss) before income tax benefit and equity in
   undistributed net income of subsidiaries                                 (251)     3,494          1
Income tax benefit                                                           534        448        670
                                                                      ------------------------------------
Income before equity in undistributed net income of
   subsidiaries                                                              283      3,942        671
Equity in undistributed net income of subsidiaries                         3,120        (92)     2,709
                                                                      ------------------------------------
Net income                                                               $ 3,403    $ 3,850    $ 3,380
                                                                      ====================================

Audit Results                                                                 25

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except for share information)

14. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                                                                              YEAR ENDED DECEMBER 31
                                                                           1999        1998        1997
                                                                      -------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES
Net income                                                                $3,403      $3,850     $ 3,380
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Equity in undistributed net income of subsidiaries                   (3,120)         92      (2,709)
     Provision for depreciation                                              143         153         116
     Other                                                                   676          17        (530)
                                                                      ------------------------------------
Net cash provided by operating activities                                  1,102       4,112         257

INVESTING ACTIVITIES
Net change in loans                                                         (406)          -           -
Proceeds from sale of premises                                             1,349           -         250
Purchases of furniture and equipment                                         (50)        (79)     (1,400)
                                                                      -------------------------------------
Net cash provided (used) by investing activities                             893         (79)     (1,150)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable                                    (260)        260           -
Capital contribution to subsidiary                                             -      (3,250)          -
Payment of cash dividends                                                 (1,192)     (1,016)       (766)
Purchase of treasury stock                                                  (181)       (845)       (251)
Proceeds from the sale of treasury stock                                     131         110       1,256
Proceeds from issuing additional common stock                                209         394          60
Proceeds from dividend reimbursement plan                                      4         132         123
                                                                      -------------------------------------
Net cash provided (used) by financing activities                          (1,289)     (4,215)        422
                                                                      -------------------------------------

Increase (decrease) in cash and cash equivalents                             706        (182)       (471)
Cash and cash equivalents at beginning of year                                30         212         683
                                                                      -------------------------------------
Cash and cash equivalents at end of year                                 $   736    $     30    $    212
                                                                      =====================================

Audit Results                                                                 26