Form 10-Q
period 2000-03-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2000-05-12
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                       to


Commission file Number  0-21292
                        -------


                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                 39-1413328
---------------------------------   --------------------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification Number)
  incorporation or organization)

                    14100 West National Avenue, PO Box 511160
                        New Berlin, Wisconsin 53151-1160
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (262) 827-6713
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code:


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
Yes    X      No      .
    ------      ------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $1.00 per share                 2,105,549 Shares
---------------------------------------         --------------------------------
                 Class                             Outstanding at May 1, 2000

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Statements of Financial Condition as of March 31,
         2000 and December 31, 1999                                                                   3

         Unaudited Consolidated Statements of Income for the Three Months ended
         March 31, 2000 and 1999                                                                      4

         Unaudited Consolidated Statements of Cash Flows for the Three Months ended
         March 31, 2000 and 1999                                                                      5

         Notes to Unaudited Consolidated Financial Statements                                         6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                           10

Item 3. Quantitative and Qualitative Disclosure About Market Risk                                    14

PART II. OTHER INFORMATION

Items 1-6                                                                                            15

Signatures                                                                                           16

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              MARCH 31,              DECEMBER 31,
                                                                                 2000                    1999
                                                                         ---------------------    --------------------
                                                                                        (In Thousands)
ASSETS
Cash and due from banks                                                               $14,835                $ 15,674
Interest-bearing deposits at other banks                                                3,959                   4,907
Federal funds sold                                                                      2,886                   2,210
                                                                         ---------------------    --------------------
Cash and cash equivalents                                                              21,680                  22,791
Securities available-for-sale at fair value:
  Investment securities                                                                29,886                  32,787
  Mortgage-related securities                                                          35,240                  33,342
Loans receivable (net of allowance for loan losses)                                   383,934                 363,435
Accrued interest receivable                                                             2,777                   2,426
Federal Home Loan Bank stock                                                            2,511                   2,511
Premises and equipment                                                                  9,777                   9,613
Other assets                                                                            8,119                   7,478
                                                                         ---------------------    --------------------
Total assets                                                                         $493,924                $474,383
                                                                         =====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                           $367,777                $377,333
  Borrowings                                                                           81,080                  53,398
  Accrued interest payable                                                              1,713                     777
  Advance payments by borrowers for taxes and insurance                                   769                     300
  Other liabilities                                                                     1,908                   2,149
                                                                         ---------------------    --------------------
Total liabilities                                                                     453,247                 433,957

Stockholders' equity
  Common stock $1.00 par value; 6,000,000 shares authorized;
    Shares issued: 2,127,888; shares outstanding:
    2,102,173--2000; 2,109,773--1999                                                    2,128                   2,128
  Additional paid-in capital                                                           13,902                  13,945
  Net unrealized loss on securities available-for-sale                                 (1,419)                 (1,397)
  Retained earnings                                                                    27,030                  26,434
  Treasury stock, at cost (25,715 shares--2000;
    18,115 shares--1999)                                                                 (964)                   (684)
                                                                         ---------------------    --------------------
Total stockholders' equity                                                             40,677                  40,426
                                                                         ---------------------    --------------------
Total liabilities and stockholders' equity                                           $493,924                $474,383
                                                                         =====================    ====================






See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                          THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                              MARCH 31,                MARCH 31,
                                                                                 2000                    1999
                                                                         ---------------------    --------------------
                                                                           (In Thousands, Except Per Share Amounts)
Interest income:
  Loans, including fees                                                                $7,659                  $6,470
  Investment securities:
    Taxable                                                                               273                     225
    Exempt from federal income taxes                                                      188                     176
  Mortgage-related securities                                                             548                     558
  Other                                                                                    89                     160
                                                                         ---------------------    --------------------
Total interest income                                                                   8,757                   7,589

Interest expense:
  Deposits                                                                              3,136                   3,122
  Borrowings                                                                              956                     312
                                                                         ---------------------    --------------------
Total interest expense                                                                  4,092                   3,434

Net interest income                                                                     4,665                   4,155
Provision for loan losses                                                                 166                      68
                                                                         ---------------------    --------------------
Net interest income after provision for
  loan losses                                                                           4,499                   4,087

Noninterest income:
  Service charges on deposit                                                              245                     236
  Service charges on loans                                                                104                      91
  Net gain on securities sales                                                              0                       9
  Net gain (loss) on loan sales                                                            (1)                     12
  Net gain on sale of premises                                                             64                       0
  Other                                                                                   347                     314
                                                                         ---------------------    --------------------
                                                                                          759                     662

Noninterest expenses:
  Salaries and employee benefits                                                        2,402                   2,491
  Premises and equipment                                                                  622                     602
  Data processing fees                                                                    237                     234
  Federal deposit insurance premiums                                                       22                      35
  Other                                                                                   660                     740
                                                                         ---------------------    --------------------
                                                                                        3,943                   4,102

Income before income taxes                                                              1,315                     647
Income taxes                                                                              403                     184
                                                                         ---------------------    --------------------
Net income                                                                             $  912                  $  463
                                                                         =====================    ====================

Basic earnings per share                                                               $ 0.43                  $ 0.22
                                                                         ---------------------    --------------------

Diluted earnings per share                                                             $ 0.42                  $ 0.22
                                                                         =====================    ====================

Dividends per share                                                                    $ 0.15                  $ 0.14
                                                                         =====================    ====================

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                        2000                1999
                                                                                  -----------------   -----------------
                                                                                             (In Thousands)
OPERATING ACTIVITIES
  Net income                                                                                  $912                $463
  Adjustments to reconcile net income to cash
    provided by operating activities
       Provision for loan losses                                                               166                  68
       Provision for depreciation                                                              196                 217
       Net amortization of investments securities premiums and discounts                        27                  30
       Net realized investment security gains                                                    0                  (9)
       Decrease (increase) in accrued interest receivable                                     (351)                 14
       Increase (decrease) in accrued interest payable                                         936                 (31)
       Other                                                                                  (942)               (162)
                                                                                  -----------------   -----------------
Net cash provided by operating activities                                                      944                 590

INVESTING ACTIVITIES
Purchase of securities available-for-sale                                                   (1,592)             (3,475)
Proceeds from sales of securities available-for-sale                                             0               2,704
Proceeds from redemptions and maturities of securities available-for-sale                    2,531               3,850
Net increase in loans                                                                      (20,589)             (9,000)
Purchase of premises and equipment                                                            (361)               (249)
                                                                                  -----------------   -----------------
Net cash (used) by investing activities                                                    (20,011)             (6,170)

FINANCING ACTIVITIES
Net increase in deposits                                                                    (9,556)               (386)
Net increase (decrease) in borrowings                                                       27,682              (5,748)
Increase in advance payments by borrowers for taxes and insurance                              469                 518
Payment of cash dividends to stockholders                                                     (316)               (290)
Purchase of treasury stock                                                                    (342)               (107)
Proceeds from sale of treasury stock                                                            19                  67
Proceeds from issuing additional common stock                                                    0                 206
                                                                                  -----------------   -----------------
Net cash provided or (used) by financing activities                                         17,956              (5,740)

Decrease in cash and cash equivalents                                                       (1,111)            (11,320)
Cash and cash equivalents at beginning of period                                            22,791              40,563
                                                                                  -----------------   -----------------
Cash and cash equivalents at end of period                                                 $21,680             $29,243
                                                                                  =================   =================


Supplemental cash flow information:
  Interest paid                                                                            $ 3,809             $ 3,399
  Income taxes paid                                                                            525                 383
  Loans transferred to other real estate owned                                                  30                   0

See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. (the Corporation) and its wholly owned subsidiaries, Lincoln State Bank, Franklin State Bank, Grafton State Bank, Lincoln Community Bank (collectively, the Banks), Merchants Merger Corp. and M&M Services, Inc. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Lincoln Community Bank also includes the accounts of its wholly owned subsidiary, Lincoln Investment Management Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc.
All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1999.

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

NOTE B -- ACQUISITION

On December 31, 1999 the Corporation completed a merger with Pyramid Bancorporation, Inc. (Pyramid) and its wholly owned subsidiary, Grafton State Bank. The transaction was accounted for as a pooling of interests, and, accordingly, all financial statements and information have been restated to incorporate Pyramid's results on a historical basis. Each share of Pyramid common stock was exchanged for 9 shares of the Corporation's $1 par value common stock. This resulted in the issuance of 620,100 shares of the Corporation's common stock.

NOTE C -- EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:

                                                             Three Months Ended
                                                                  March 31,
     Basic                                                  2000             1999
     -----------------------------------------------------------------------------------
     Net income                                              $ 911,662       $  462,951
     Weighted average shares outstanding                     2,103,678        2,102,537
     Basic earnings per share                                  $  0.43          $  0.22
                                                      ==================================

     Diluted:
     -----------------------------------------------------------------------------------
     Net income                                              $ 911,662        $ 462,951
     Weighted average shares outstanding                     2,103,678        2,102,537
     Effect of dilutive stock options outstanding               42,353           46,205
                                                      ----------------------------------
     Diluted weighted average shares outstanding             2,146,031        2,148,742
     Diluted earnings per share                                $  0.42          $  0.22
                                                      ==================================

NOTE D - COMPREHENSIVE INCOME

The following table presents the Corporation's comprehensive income.

                                                             Three Months Ended
                                                                  March 31,
                                                            2000             1999
                                                      ----------------------------------
     Net income                                              $ 911,662        $ 462,951
     Other comprehensive income
       Net change in unrealized securities
          losses, net of tax                                  (22,363)        (207,723)
                                                      ----------------------------------
     Total comprehensive income                              $ 889,299        $ 255,228
                                                      ==================================



NOTE E -- LOANS RECEIVABLE

Loans are comprised of the following categories:


                                                                                  March 31
                                                                         2000                  1999
                                                                 -------------------------------------------
                                                                               (In Thousands)
                 Commercial business loans                                   $ 98,386              $ 87,060
                 Commercial real estate                                       142,974               133,495
                 Real estate mortgages                                        124,519                88,231
                 Installments                                                  21,224                14,980
                 Other                                                            598                 1,058
                                                                 -------------------------------------------
                 Total loans                                                  387,701               324,824
                 Unearned income                                                 (43)                  (50)
                 Allowance for loan losses                                    (3,724)               (3,069)
                                                                 ===========================================
                 Loans, net                                                  $383,934              $321,705
                                                                 ===========================================

The following table presents changes in the allowance for loan losses:


                                                                       March 31
                                                                2000              1999
                                                          -----------------------------------
                                                                    (In Thousands)
             Balance at January 1                                   $3,582            $3,018
                  Provisions                                           166                68
                  Charge-offs                                         (24)              (19)
                  Recoveries                                             0                 2
                                                          ===================================
             Balance at March 31                                    $3,724            $3,069
                                                          ===================================

NOTE F -- STOCKHOLDERS' EQUITY

Under federal law and regulations, the Corporation is required to meet certain capital requirements. Under the Federal Reserve Board's risk-based guidelines the Corporation is considered to be "well capitalized." The Banks are required to meet leverage and risk-based capital requirements. The leverage ratio, in general, is stockholders' equity as a percentage of total assets. The risk-based capital ratio, in general, is stockholders' equity plus general loan loss allowances (within certain limitations) as a percentage of risk adjusted assets.

As of March 31, 2000, the most recent notification from Federal Deposit Insurance Corporation categorized Lincoln Community Bank, Lincoln State Bank and Grafton State Bank as well capitalized and Franklin State Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.



                                                                                              To Be Well Capitalized
                                                                        For Capital            Under Prompt Corrective
                                               Actual                Adequacy Purposes          Action Provisions
                                      ------------------------- ---------------------------- --------------------------
                                         Amount       Ratio         Amount       Ratio         Amount       Ratio
                                      ------------------------- ---------------------------- --------------------------

          AS OF MARCH 31, 2000                                    (Dollars In Thousands)
          Total Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank        $17,728        10.08%      $14,069       >8.00%        $17,586     >10.00%
               Lincoln Community           9,760        10.88%        7,177       >8.00%          8,972     >10.00%
               Grafton State Bank         10,110        13.29%        6,087       >8.00%          7,608     >10.00%
               Franklin State Bank         5,509         9.99%        4,410       >8.00%          5,512     >10.00%

          Tier 1 Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank         16,177         9.20%        7,034       >4.00%         10,552      >6.00%
               Lincoln Community           8,917         9.94%        3,589       >4.00%          5,383      >6.00%
               Grafton State Bank          9,344        12.28%        3,043       >4.00%          4,565      >6.00%
               Franklin State Bank         4,944         8.97%        2,205       >4.00%          3,307      >6.00%

          Tier 1 Capital (to Average
             Assets):
               Lincoln State Bank         16,177         8.54%        7,578       >4.00%          9,473      >5.00%
               Lincoln Community           8,917         8.36%        4,266       >4.00%          5,333      >5.00%
               Grafton State Bank          9,344         8.09%        3,043       >4.00%          3,804      >5.00%
               Franklin State Bank         4,944         8.04%        2,461       >4.00%          3,076      >5.00%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At March 31, 2000, the Corporation's consolidated total assets were $493.9 million as compared to $474.4 million at December 31, 1999. This increase was primarily due to a $20.5 million increase in loans receivable.

Investment securities available-for-sale decreased $2.9 million, or 8.8% from $32.8 million at December 31, 1999, to $29.9 million at March 31, 2000. The proceeds from maturities and repayments of investment securities are being used to fund new loans and purchase other types of securities rather than purchase additional investment securities.

Mortgage-related securities available-for-sale increased $1.9 million, or 5.7% from $33.3 million at December 31, 1999, to $35.2 million at March 31, 2000. Purchases of new investments in this category accounted for the increase.

Loans receivable increased $20.5 million, or 5.6%, from $363.4 million at December 31, 1999 compared to $383.9 million at March 31, 2000. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate, and guarantees as well as mortgages secured by residential properties located in the Corporation's primary market area. At March 31, 2000 the Corporation has not designated any as loans held for sale.

Total deposits decreased $9.6 million, or 2.5%, from $377.3 million on December 31, 1999 to $367.8 million on March 31, 2000. The decline in deposits can be attributed to a seasonal decline in demand deposits. The Corporation supplemented the deposit decline by increasing the amount of borrowed funds. Total borrowings increased by $27.7 million, or 51.8% from $53.4 million on December 31, 1999 to $81.1 million on March 31, 2000. Borrowings consist of Federal Home Loan Bank advances as well as fed funds borrowed from correspondent banks.

Stockholders' equity at March 31, 2000 was $40.7 million compared to $40.4 million at December 31, 1999, an increase of $251,000. The change in stockholders' equity consists of net income of $912,000, less the net purchase of treasury stock of $323,000, payments of dividends to shareholders of $315,000 and the $22,000 net decrease in the market value of securities categorized as available for sale. The Corporation and the Banks continue to exceed their regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:


                                                                 March 31,              December 31,
                                                                   2000                     1999
                                                            --------------------      ------------------
                                                                       (dollars in thousands)
         Non-accrual loans:
             Mortgage loans
               One-to-four family                                       $ 1,393                $ 1,693
               Commercial real estate                                       299                    291
                                                                ----------------        ---------------
                 Total mortgage loans                                     1,692                  1,984

             Commercial business                                            214                    187
             Consumer and other                                              69                     80
                                                               -----------------       ----------------
                 Total non-accrual loans                                  1,975                  2,251

         Other real estate owned                                             30                    107
                                                               -----------------       ----------------
                 Total nonperforming assets                             $ 2,005                $ 2,358
                                                               =================       ================
         RATIOS:
         Non-accrual loans to total loans                             0.51%                   0.61%
         Nonperforming assets to total assets                         0.41                    0.50
         Loan loss allowance to non-accrual loans                   188.61                  159.08
         Loan loss allowance to total loans                           0.96                    0.98

Nonperforming assets decreased by $353,000 from $2.4 million at December 31, 1999 to $2.0 million at March 31, 2000, a decrease of 15.0%. Payments received on past due loans as well as the sale of other real estate owned lead to the decline. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operations

Net interest income for the three months ended March 31, 2000 was $4.7 million, an increase of 12.3% from the $4.2 million reported for the same period in 1999. The increased volume of interest-earning assets accounted for the majority of the additional net interest income, while an improved net interest margin added to improved net interest income as well. The weighted average yield on interest-earning assets increased from 7.54% for the three months ended March 31, 1999 to 7.80% for the same period in 2000. Higher market interest rates caused the weighted average yield on interest earning assets to increase. The growth in asset yields were partially offset by higher deposit and borrowing rates. The average rate paid on deposits and borrowings increased from 3.54% for the three months ended March 31, 1999 to 3.77% for the three months ended March 31, 2000.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months ended March 31, 2000 and 1999.

                                                                                 For the Three Months Ended
                                                                                          March 31,

                                                                                 2000                  1999
                                                                          ------------------------------------------
                    Weighted average yield on interest-earning assets             7.80%                7.54%


                    Weighted average rate paid on deposit and borrowings          3.77                 3.54
                                                                          ------------------------------------------

                    Net interest spread                                           4.03%                4.00%
                                                                          ==========================================

                    Net interest margin (net interest income divided by
                        average earning assets)                                   4.15%                4.12%
                                                                          ==========================================

The provision for loan losses for the three month period ended March 31, 2000 was $166,000 compared to $68,000 for the three months ended March 31, 1999. The increased provision was made to support the rapid growth in the loan portfolio. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Total noninterest income for the three months ended March 31, 2000 was $759,000 compared to $662,000 for the three months ended March 31, 1999, an increase of $97,000, or 14.7%. The increase is primarily due to the recognition of previously deferred gain on the sale and leaseback of one of the Corporation's banking facilities. The sale of the facility occurred on September 30, 1999.

Noninterest expense for the three months ended March 31, 2000 was $3.9 million compared to $4.1 million for the three months ended March 31, 1999, a decrease of $159,000, or 3.9%. Salaries and employee benefits decreased $89,000 or 3.6% from $2.5 million for the three-month period ended March 31, 1999 compared to $2.4 million for the three-month period in 2000. The change in the accounting method for employee bonus payments caused the decline. Premises and equipment expense increased $20,000 or 3.3% from $602,000 for the three month period ended March 31, 1999 compared to $622,000 for the three month period ended March 31, 2000. Other expenses decreased $80,000 in the first quarter of 2000. The decrease in other operating expenses can be attributed to the reduction in marketing and promotion expenses as well as the overall expense reduction program in place.

Income before taxes for the three month period ended March 31, 2000 was $1.3 million compared to $647,000 for the three months ended March 31, 1999, an increase of $668,000 or 103.2%. Income tax expense for the three months ended March 31, 2000 increased $219,000 over the 1999 first quarter tax expense. The effective tax rate for the three months ended March 31, 2000 was 30.6% compared to 28.4% for the three months ended March 31, 1999. On an after tax basis, the Corporation reported net income of $912,000 for the three month period ended March 31, 2000 compared to $463,000 for the same period in 1999.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $21.7 million and $22.8 million at March 31, 2000 and December 31, 1999, respectively.

Management believes liquidity and capital levels are adequate at March 31, 2000. For a discussion of regulatory capital requirements, see Note F to the Unaudited Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of March 31, 2000. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.


                                                            AMOUNTS MATURING OR REPRICING AS OF MARCH 31, 2000
                                                -------------------------------------------------------------------------
                                                    WITHIN       SIX TO TWELVE    ONE TO FIVE        OVER
                                                  SIX MONTHS         MONTHS          YEARS        FIVE YEARS     TOTAL
                                                -------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
   Interest-earning assets:
   Fixed-rate mortgage loans                           $31,514        $20,065       $111,339        $24,792      $187,710
   Adjustable-rate mortgage loans                       30,998          9,227         36,074              0        76,299
                                                -------------------------------------------------------------------------
         Total mortgage loans                           62,512         29,292        147,413         24,792       264,009
   Commercial business loans                            50,035          5,175         40,720          2,952        98,882
   Consumer loans                                        6,046          2,813         13,246          2,213        24,318
   Tax-exempt loans                                          0            450              0              0           450
   Mortgage-related securities                          18,807            204            481         15,748        35,240
   Fixed rate investment securities and other            1,000          1,584         10,874         14,990        28,448
   Variable rate investment securities and
    other                                                8,283          2,511              0              0        10,794
                                                -------------------------------------------------------------------------
         Total interest-earning assets                $146,683        $42,029       $212,734        $60,695      $462,141
                                                =========================================================================

   Interest-bearing liabilities:
   Deposits
     Time deposits                                    $114,569        $39,584        $22,561             $0      $176,714
     NOW accounts                                        1,809          1,809         18,089          8,441        30,148
     Savings accounts                                    4,099          4,099         40,988         19,128        68,314
     Money market accounts                               2,108          2,108         21,080          9,837        35,133
     Advance payments for taxes and insurance                0            769              0              0           769
     Borrowings                                         81,080              0              0              0        81,080
                                                -------------------------------------------------------------------------
         Total interest-bearing liabilities           $203,665        $48,369       $102,718        $37,406      $392,158
                                                =========================================================================
   Interest-earning assets less
    interest-bearing Liabilities                      ($56,982)       ($6,340)      $110,016        $23,289       $69,983
                                                =========================================================================
   Cumulative interest rate sensitivity gap           ($56,982)      ($63,322)       $46,694        $69,983
                                                ===========================================================
   Cumulative interest rate sensitivity gap as
    a Percentage of total assets                       (11.54%)       (12.82%)          9.45%         14.17%
                                                ===========================================================

At March 31, 2000, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a negative 11.54% for six months and a negative 12.82% for one-year maturities. Therefore, the Corporation is negatively gapped and may benefit from falling interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable
                                       14

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

                As of March 31, 2000 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

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

                                                MERCHANTS AND MANUFACTURERS
                                                     BANCORPORATION, INC.
                                           -------------------------------------
                                                        (Registrant)




Date       May 11, 2000                    /s/ James F. Bomberg
      -------------------------            -------------------------------------
                                            James F. Bomberg
                                            President & Chief Executive Officer



Date       May 11, 2000                    /s/ James C. Mroczkowski
      -------------------------            -------------------------------------
                                            James C. Mroczkowski
                                            Executive Vice President & Chief
                                              Financial Officer
                                            Principal Financial Officer