Form 10-Q
period 2000-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2000-08-14
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000
                                           -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to ________________

Commission file Number  0-21292
                        -------

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                    39-1413328
--------------------------------         ---------------------------------------
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
Yes X   No
   ---    ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $1.00 per share               2,104,458 Shares
---------------------------------------     ------------------------------------
                Class                           Outstanding at August 1, 2000

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                     PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Statements of Financial Condition
         as of June 30, 2000 and December 31, 1999                        3

         Unaudited Consolidated Statements of Income for the Three
         Months and the Six Months ended June 30, 2000 and 1999           4

         Unaudited Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 2000 and 1999                          5

         Notes to Unaudited Consolidated Financial Statements             6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk       18

PART II. OTHER INFORMATION

Items 1-6                                                                19

Signatures                                                               22

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                JUNE 30,   DECEMBER 31,
                                                                 2000          1999
                                                               ---------   ------------
                                                                     (In Thousands)
ASSETS
Cash and due from banks                                        $  14,808    $  15,674
Interest-bearing deposits at other banks                           1,089        4,907
Federal funds sold                                                 1,207        2,210
                                                               ---------    ---------
Cash and cash equivalents                                         17,104       22,791
Securities available-for-sale at fair value:
  Investment securities                                           30,521       32,787
  Mortgage-related securities                                     32,331       33,342
Loans receivable (net of allowance for loan losses)              409,918      363,435
Accrued interest receivable                                        2,791        2,426
Federal Home Loan Bank stock                                       2,937        2,511
Premises and equipment                                             9,937        9,613
Other assets                                                       9,897        7,478
                                                               ---------    ---------
Total assets                                                   $ 515,436    $ 474,383
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                     $ 381,639    $ 377,333
  Borrowings                                                      87,439       53,398
  Accrued interest payable                                           776          777
  Advance payments by borrowers for taxes and insurance            1,278          300
  Other liabilities                                                2,718        2,149
                                                               ---------    ---------
Total liabilities                                                473,850      433,957

Stockholders' equity
  Common stock $1.00 par value; 6,000,000 shares authorized;
    Shares issued: 2,127,888; shares outstanding:
    2,104,458--2000; 2,109,773--1999                               2,128        2,128
  Additional paid-in capital                                      13,856       13,945
  Net unrealized loss on securities available-for-sale            (1,337)      (1,397)
  Retained earnings                                               27,816       26,434
  Treasury stock, at cost (23,430 shares--2000;
    18,115 shares--1999)                                            (877)        (684)
                                                               ---------    ---------
Total stockholders' equity                                        41,586       40,426
                                                               ---------    ---------
Total liabilities and stockholders' equity                     $ 515,436    $ 474,383
                                                               =========    =========



See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                            2000        1999       2000        1999
                                          --------    --------   --------    --------
                                             (In Thousands, except per share data)
Interest income:
  Loans, including fees                   $  8,377    $  6,666   $ 16,036    $ 13,136
  Investment securities:
    Taxable                                    271         235        544         460
    Exempt from federal income taxes           181         177        369         353
  Mortgage-related securities                  550         543      1,098       1,101
  Other                                         68         152        157         312
                                          --------    --------   --------    --------
Total interest income                        9,447       7,773     18,204      15,362

Interest expense:
  Deposits                                   3,321       3,144      6,457       6,266
  Borrowings                                 1,373         277      2,329         589
                                          --------    --------   --------    --------
Total interest expense                       4,694       3,421      8,786       6,855

Net interest income                          4,753       4,352      9,418       8,507
Provision for loan losses                      178          68        344         136
                                          --------    --------   --------    --------
Net interest income after provision for
  loan losses                                4,575       4,284      9,074       8,371

Non-interest income:
  Service charges on deposit accounts          262         257        507         493
  Service charges on loans                     133         108        237         199
  Net gain on securities sales                   2           0          2           9
  Net gain (loss) on loan sales                 (8)          9         (9)         21
  Net gain on sales of premises                 69           0        133           0
  Other                                        358         367        705         681
                                          --------    --------   --------    --------
                                               816         741      1,575       1,403

Non-interest expenses:
  Salaries and employee benefits             2,071       1,868      4,473       4,359
  Premises and equipment                       588         505      1,210       1,107
  Data processing                              216         234        453         468
  Federal deposit insurance premiums            21          34         43          69
  Other                                        713         625      1,373       1,365
                                          --------    --------   --------    --------
                                             3,609       3,266      7,552       7,368

Income before income taxes                   1,782       1,759      3,097       2,406
Income taxes                                   576         599        979         783
                                          --------    --------   --------    --------
Net income                                $  1,206    $  1,160   $  2,118    $  1,623
                                          ========    ========   ========    ========

Basic earnings per share                  $   0.57    $   0.55   $   1.01    $   0.77
                                          ========    ========   ========    ========

Diluted earnings per share                $   0.57    $   0.54   $   1.00    $   0.75
                                          ========    ========   ========    ========

Dividends per share                       $   0.20    $   0.14   $   0.35    $   0.28
                                          ========    ========   ========    ========

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                              2000          1999
                                                                           ----------   -----------
                                                                               (In Thousands)
OPERATING ACTIVITIES
  Net income                                                                $  2,118      $  1,623
  Adjustments to reconcile net income to cash
    provided by operating activities
      Provision for loan losses                                                  344           136
      Provision for depreciation                                                 395           438
      Net amortization of investments securities premiums and discounts           49            83
      Net realized investment security gains                                      (2)           (9)
      Increase in accrued interest receivable                                   (364)          (77)
      Decrease in accrued interest payable                                        (1)         (108)
      Other                                                                   (1,492)       (1,164)
                                                                            --------      --------
Net cash provided by operating activities                                      1,047           922

INVESTING ACTIVITIES
Purchase of securities available-for-sale                                     (2,370)      (10,728)
Proceeds from sales of securities available-for-sale                           1,541         2,704
Proceeds from redemptions and maturities of securities available-for-sale      4,150         7,620
Net increase in loans                                                        (47,218)      (18,745)
Redemption (purchase) of Federal Home Loan Bank stock                           (426)           85
Purchase of premises and equipment                                              (720)         (461)
                                                                            --------      --------
Net cash used in investing activities                                        (45,043)      (19,525)

FINANCING ACTIVITIES
Net increase in deposits                                                       4,305         8,981
Net increase in borrowings                                                    34,041         1,424
Increase in advance payments by borrowers for taxes and insurance                978           866
Payment of cash dividends to stockholders                                       (736)         (582)
Purchase of treasury stock                                                      (383)         (107)
Proceeds from sale of treasury stock                                             102           243
Proceeds from issuing additional common stock                                      0            31
                                                                            --------      --------
Net cash provided by financing activities                                     38,307        10,856

Decrease in cash and cash equivalents                                         (5,689)       (7,747)
Cash and cash equivalents at beginning of period                              22,791        40,562
                                                                            --------      --------
Cash and cash equivalents at end of period                                  $ 17,102      $ 32,815
                                                                            ========      ========


Supplemental cash flow information:
  Interest paid                                                             $  7,925      $  6,887
  Income taxes paid                                                            1,056           711
  Loans transferred to other real estate owned                                   490            25

See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1999.

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

NOTE C -- EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
Basic                                                    2000              1999                  2000              1999
------------------------------------------------------------------------------------      ----------------------------------
Net income                                            $ 1,206,248       $ 1,159,613           $ 2,117,909       $ 1,622,564
Weighted average shares outstanding                     2,104,610         2,102,654             2,104,144         2,102,596
Basic earnings per share                              $      0.57       $      0.55           $      1.01       $      0.77
                                                  ==================================      ==================================

Diluted:
------------------------------------------------------------------------------------      ----------------------------------
Net income                                            $ 1,206,248       $ 1,159,613           $ 2,117,909       $ 1,622,564
Weighted average shares outstanding                     2,104,610         2,102,654             2,104,144         2,102,596
Effect of dilutive stock options outstanding               20,599            48,118                20,894            47,260
                                                  ----------------------------------      ----------------------------------
Diluted weighted average shares outstanding             2,125,209         2,150,772             2,125,038         2,149,856
Diluted earnings per share                            $      0.57       $      0.54           $      1.00       $      0.75
                                                  ==================================      ==================================

NOTE D - COMPREHENSIVE INCOME

The following table presents the Corporation's comprehensive income.

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
Basic                                                    2000              1999                  2000              1999
                                                  ----------------------------------      ----------------------------------
Net income                                            $ 1,206,248       $ 1,159,613           $ 2,117,909       $ 1,622,564
Other comprehensive income
  Net change in unrealized securities gains
     (losses), net                                         82,160          (574,196)               59,797          (781,919)
                                                  ----------------------------------      ----------------------------------
Total comprehensive income                            $ 1,288,408       $   585,417           $ 2,177,706       $   840,645
                                                  ==================================      ==================================

NOTE E -- LOANS RECEIVABLE

Loans are comprised of the following categories:

                                                         June 30
                                                   2000             1999
                                             ------------------------------
                                                      (In Thousands)
         Commercial business loans               $ 102,987       $  86,205
         Commercial real estate                    151,645         137,327
         Real estate mortgages                     130,978          93,542
         Installments                               27,825          16,132
         Other                                         395           1,232
                                             ------------------------------
         Total loans                               413,830         334,438
         Unearned income                               (58)            (46)
         Allowance for loan losses                  (3,854)         (3,068)
                                             ------------------------------
         Loans, net                              $ 409,918       $ 331,324
                                             ==============================

The following table presents changes in the allowance for loan losses:

                                                         June 30
                                                   2000             1999
                                             ------------------------------
                                                      (In Thousands)
              Balance at January 1               $   3,582       $   3,018
                Provisions                             344             136
                Charge-offs                            (74)           (100)
                Recoveries                               2              14
                                             ------------------------------
              Balance at June 30                 $   3,854       $   3,068
                                             ==============================

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

As of June 30, 2000, the most recent notification from Federal Deposit Insurance Corporation categorized Lincoln Community Bank, Franklin State Bank, Lincoln State Bank and Grafton State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.


                                                                                              To Be Well Capitalized
                                                                        For Capital            Under Prompt Corrective
                                               Actual                Adequacy Purposes          Action Provisions
                                      -------------------------  --------------------------- --------------------------
                                         Amount       Ratio         Amount       Ratio         Amount       Ratio
                                      -------------------------  --------------------------- --------------------------
                                                                   (Dollars In Thousands)
          AS OF JUNE 30, 2000
          Total Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank        $19,303        10.44%      $14,788       >8.00%        $18,485     >10.00%
               Lincoln Community           9,858        10.63%        7,418       >8.00%          9,272     >10.00%
               Grafton State Bank         10,393        13.50%        6,160       >8.00%          7,700     >10.00%
               Franklin State Bank         6,123        10.90%        4,496       >8.00%          5,620     >10.00%

          Tier 1 Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank         17,724         9.59%        7,394       >4.00%         11,091      >6.00%
               Lincoln Community           8,994         9.70%        3,709       >4.00%          5,563      >6.00%
               Grafton State Bank          9,591        12.46%        3,080       >4.00%          4,620      >6.00%
               Franklin State Bank         5,513         9.81%        2,248       >4.00%          3,372      >6.00%

          Tier 1 Capital (to Average
             Assets):
               Lincoln State Bank         17,724         8.68%        8,171       >4.00%         10,214      >5.00%
               Lincoln Community           8,994         7.99%        4,504       >4.00%          5,630      >5.00%
               Grafton State Bank          9,591         8.01%        3,080       >4.00%          3,850      >5.00%
               Franklin State Bank         5,513         8.82%        2,501       >4.00%          3,126      >5.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At June 30, 2000, the Corporation's consolidated total assets were $515.4 million as compared to $474.4 million at December 31, 1999. This increase was primarily due to a $46.5 million increase in loans receivable.

Investment securities available-for-sale decreased $2.3 million, or 6.9% from $32.8 million at December 31, 1999, to $30.5 million at June 30, 2000. The proceeds from maturities and repayments of investment securities are being used to fund new loans and purchase other types of securities rather than purchase additional investment securities.

Mortgage-related securities available-for-sale decreased $1.0 million, or 3.0% from $33.3 million at December 31, 1999, to $32.3 million at June 30, 2000. Purchases of mortgage-related securities were offset by sales, redemptions and maturities of this type of security.

Loans receivable increased $46.5 million, or 12.8%, from $363.4 million at December 31, 1999 compared to $409.9 million at June 30, 2000. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate, and guarantees as well as mortgages secured by residential properties located in the Corporation's primary market area. At June 30, 2000 the Corporation has not designated any as loans held for sale.

Total deposits increased $4.3 million, or 1.1%, from $377.3 million on December 31, 1999 to $381.6 million on June 30, 2000. The increase in deposits can be attributed to the growth in certificate of deposit accounts currently offered by the Banks. The Corporation supplemented the deposit growth by increasing the amount of borrowed funds. Total borrowings increased by $34.0 million, or 63.7% from $53.4 million on December 31, 1999 to $87.4 million on June 30, 2000. Borrowings consist of Federal Home Loan Bank advances as well as fed funds borrowed from correspondent banks.

Stockholders' equity at June 30, 2000 was $41.6 million compared to $40.4 million at December 31, 1999, an increase of $1.1 million. The change in stockholders' equity consists of net income of $2.1 million, less the net purchase of treasury stock of $281,000, payments of dividends to shareholders of $736,000 and the $60,000 net increase in the market value of securities categorized as available for sale. The Corporation and the Banks continue to exceed their regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:


                                                                    June 30,            December 31,
                                                                      2000                  1999
                                                                -----------------     ----------------
                                                                        (dollars in thousands)
         Non-accrual loans:
             Mortgage loans
               One-to-four family                                        $ 1,047              $ 1,693
               Commercial real estate                                          0                  291
                                                                -----------------     ----------------
                 Total mortgage loans                                      1,047                1,984

             Commercial business                                             140                  187
             Consumer and other                                              136                   80
                                                                -----------------     ----------------
                 Total non-accrual loans                                   1,323                2,251

         Other real estate owned                                             490                  107
                                                                -----------------     ----------------
                 Total nonperforming assets                              $ 1,813              $ 2,358
                                                                =================     ================

         RATIOS:
         Non-accrual loans to total loans                                   0.32%                0.61%
         Nonperforming assets to total assets                               0.35                 0.50
         Loan loss allowance to non-accrual loans                         291.38               159.08
         Loan loss allowance to total loans                                 0.93                 0.98

Nonperforming assets decreased by $545,000 from $2.4 million at December 31, 1999 to $1.8 million at June 30, 2000, a decrease of 23.1%. Payments received on past due loans as well as the sale of other real estate owned lead to the decline. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operations

Net interest income for the three months ended June 30, 2000 was $4.8 million, an increase of 9.2% from the $4.4 million reported for the same period in 1999. The increased volume of interest-earning assets accounted for the higher net interest income. The weighted average yield on interest-earning assets increased from 7.54% for the three months ended June 30, 1999 to 7.98% for the same period in 2000. The increase in market interest rates caused the improvement. The change in market interest rates and the increased level of borrowings also caused the weighted average rate paid on deposits and borrowings to increase from 3.41% for the three months ended June 30, 1999 to 4.09% for the three months ended June 30, 2000. Net interest income for the six months ended June 30, 2000 was $9.4 million, an increase of 10.7% from the $8.5 million reported for the same period in 1999. The increased volume of interest-earning assets was the primary reason for the improvement in the year-to-date net interest income.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the six and three months ended June 30, 2000 and 1999.


                                                                    During the                 During the
                                                                Three Months Ended             Six Months
                                                                     June 30,                Ended June 30,

                                                                 2000        1999           2000         1999
                                                              ----------- -----------   ------------ -----------
               Weighted average yield on
                  interest-earning assets                       7.98%       7.54%           7.90%       7.55%

               Weighted average rate paid on
                  deposit accounts and borrowings               4.09        3.41            3.93        3.48
                                                              ----------- -----------    ------------ -----------

               Net interest spread                              3.89%       4.13%           3.97%       4.07%
                                                              =========== ===========    ============ ===========

               Net interest margin (net interest
                  income divided by average
                  earning assets)                               4.01%       4.23%           4.09%       4.18%
                                                              =========== ===========    ============ ===========

The provision for loan losses for the three-month period ended June 30, 2000 was $178,000 compared to $68,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, the provision for loan losses was $344,000 compared to $136,000 for than the same period in 1999. The increased provision was made to support the rapid growth in the loan portfolio. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-interest income for the three months ended June 30, 2000 was $816,000 compared to $741,000 for the three months ended June 30, 1999, an increase of $75,000, or 10.1%. Non-interest income for the six months ended June 30, 2000 was $1.6 million compared to $1.4 million for the six months ended June 30, 1999, an increase of $172,000, or 12.3%. The increase is primarily due to the recognition of previously deferred gain on the sale and leaseback of one of the Corporation's banking facilities. The sale of the facility occurred on September 30, 1999.

Non-interest expense for the three months ended June 30, 2000 was $3.6 million compared to $3.3 million for the three months ended June 30, 1999, an increase of $343,000, or 10.5%. Non-interest expense for the six months ended June 30, 2000 was $7.6 million compared to $7.4 million for the six months ended June 30, 1999, an increase of $184,000, or 5.5%. Salaries and employee benefits increased $203,000 or 10.9% from $1.9 million for the three-month period ended June 30, 1999 to $2.1 million for the 2000 three-month period. Salaries and employee benefits increased $114,000 or 2.6% from $4.4 million for the six-month period ended June 30, 1999 to $4.5 million for the six-month period ended June 30, 2000. Premises and equipment expense increased $83,000 from $505,000 for the three-month period ended June 30, 1999 compared to $588,000 for the three-month period ended June 30, 2000. Premises and equipment expense increased $103,000 or 9.3% from $1.2 million for the six-month period ended June 30, 1999 compared to $1.1 million for the six-month period ended June 30, 2000. The increase in occupancy expense can be attributed to maintenance and repairs made on the Corporation's properties and lease payments made on sold banking facility. Federal deposit insurance premiums decreased $13,000 from $34,000 for the three-month period ended June 30, 1999 to $21,000 for the three-month period ending June 30, 2000 and also decreased $26,000 for the six-month period ended June 30, 1999 compared to 2000. The insurance premiums decreased in 2000 due to the reduced assessment rate charged to savings institutions. Other expenses increased $88,000 or 14.1% in the second quarter and $8,000 or 0.1% for the six-month period ended June 30, 2000. These increases can be attributed to changes in operating expenses such as office supplies, examination costs and human resource expenses.

Income before taxes for the three-month period ended June 30, 2000 was $1.78 million compared to $1.76 million for the three months ended June 30, 1999, an increase of $23,000 or 1.3%. Income before taxes for the six-month period ended June 30, 2000 was $2.12 million compared to $1.62 million for the six months ended June 30, 1999, an increase of $691,000 or 28.72%. The income tax expense for the three months ended June 30, 2000 decreased $23,000 over the 1999 second quarter tax expense. The effective tax rate for the three months ended June 30, 2000 was 32.3% compared to 34.1% for the three months ended June 30, 1999. The income tax expense for the six months ended June 30, 2000 increased $196,000 over the same period in 1999. The effective tax rate for the six months ended June 30, 2000 was 31.6% compared to 32.5% for the six months ended June 30, 1999. The decrease in the tax rate can be attributed to the purchase of tax-exempt investment securities held by the Corporation and a reallocation of expenses throughout the Corporation's subsidiaries. On an after tax basis, the Corporation reported net income of $1.21 million for the three month period ended June 30, 2000 compared to $1.16 million for the same period in 1999; and for the six month period ended June 30, 2000, the Corporation reported net income of $2.12 million compared to $1.62 million for the same period in 1999.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $17.1 million and $22.8 million at June 30, 2000 and December 31, 1999, respectively.

Management believes liquidity and capital levels are adequate at June 30, 2000. For a discussion of regulatory requirements, see Note F to the Unaudited Consolidated Financial Statements.

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

                                                            AMOUNTS MATURING OR REPRICING AS OF JUNE 30, 2000
                                                ---------------------------------------------------------------------------
                                                      WITHIN     SIX TO TWELVE   ONE TO FIVE        OVER
                                                    SIX MONTHS       MONTHS         YEARS        FIVE YEARS       TOTAL
                                                ---------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Fixed-rate mortgage loans                           $27,980        $24,448       $115,852        $27,375      $195,655
   Adjustable-rate mortgage loans                       32,986         12,258         38,384              0        83,628
                                                --------------------------------------------------------------------------
         Total mortgage loans                           60,966         36,706        154,236         27,375       279,283
   Commercial business loans                            54,245          6,157         41,392          2,569       104,363
   Consumer loans                                        6,358          3,252         17,022          3,045        29,677
   Other loans                                               0            450              0              0           450
   Mortgage-related securities                          16,093              0            443         15,795        32,331
   Fixed rate investment securities and other            1,945          1,636          8,240         15,240        27,061
   Variable rate investment securities and               5,756          2,937              0              0         8,693
   other
                                                --------------------------------------------------------------------------
         Total interest-earning assets                $145,363        $51,138       $221,333        $64,024      $481,858
                                                ==========================================================================

   Interest-bearing liabilities:
   Deposits
     Time deposits                                    $106,777        $41,733        $23,852             $0      $173,362
     NOW accounts                                        2,704          2,704         27,044         12,620        45,072

     Savings accounts                                    4,140          4,140         41,403         19,321        69,004
     Money market accounts                               2,010          2,010         20,105          9,382        33,507
     Advance payments for taxes and insurance                0          1,278              0              0           713
     Borrowings                                         87,439              0              0              0        87,439
                                                --------------------------------------------------------------------------
                                                --------------------------------------------------------------------------
         Total interest-bearing liabilities           $203,070        $51,865       $112,404        $41,323      $408,662
                                                ==========================================================================
   Interest-earning assets less
   interest-bearing
     Liabilities                                      ($57,707)         ($727)      $108,929        $22,701       $73,196
                                                ==========================================================================
   Cumulative interest rate sensitivity gap           ($57,707)      ($58,434)       $50,495        $73,196
                                                ============================================================
   Cumulative interest rate sensitivity gap as
   a Percentage of total assets                        (11.20%)       (11.34%)          9.80%         14.20%
                                                ============================================================

At June 30, 2000, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a negative 11.2% for six months and a negative 11.3% for one-year maturities. Therefore, the Corporation is negatively gapped and may benefit from falling interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable

PART II .  OTHER INFORMATION

Item 1.    Legal Proceedings

           As of June 30, 2000 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.    Changes in Securities - NONE

Item 3     Defaults upon Senior Securities - NONE

Item 4     Submission of Matters to Vote of Security Holders
           ANNUAL MEETING OF SHAREHOLDERS. On May 30, 2000, at the Annual Meeting of the shareholders of the Corporation, the Corporation's shareholders reelected Casimir Janiszewski, Jerome Sarnowski and David Kaczynski as directors for three-year terms expiring on the date of the annual shareholders meeting to be held in 2003.

           SHAREHOLDER VOTE WITH RESPECT TO MATTERS ACTED UPON AT THE ANNUAL MEETING

           ELECTION OF DIRECTORS. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. Casimir Janiszewski, Jerome Sarnowski and David Kaczynski were standing for reelection. The vote with respect to the reelection of each was as follows:

           CASIMIR JANISZEWSKI

                 2,105,549  Total votes were eligible to be cast
                 1,540,263  Votes were represented in person or by proxy at the Annual Meeting
                 1,511,862  Votes were cast "FOR" the reelection of Mr.
                            Janiszewski
                         0 Votes were cast "AGAINST" the reelection of Mr. Janiszewski
                    28,401  Votes abstained or were broker non-votes

           JEROME SARNOWSKI
                 2,105,549  Total votes were eligible to be cast

                 1,540,263  Votes were represented in person or by proxy
                              at the Annual Meeting
                 1,483,712  Votes were cast
                            "FOR" the reelection of Mr. Sarnowski
                         0 Votes were cast "AGAINST" the reelection of Mr. Sarnowski
                    56,551  Votes abstained or were broker non-votes




           DAVID KACZYNSKI
                 2,105,549  Total votes were eligible to be cast
                 1,540,263  Votes were represented in person or by proxy at the
                            Annual Meeting
                 1,512,123  Votes were cast "FOR" the reelection of
                            Mr. Kaczynski
                         0 Votes were cast "AGAINST" the reelection of Mr. Kaczynski
                    28,140  Votes abstained or were broker non-votes

Item 5          Other Information - NONE

Item 6          Exhibits and Reports on Form 8-K

                The Corporation did not file any reports on Form 8-K during the three months ended June 30, 2000. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                             MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
                             --------------------------------------------------
                                               (Registrant)



Date    August 11, 2000      /s/ James F. Bomberg
      -----------------     ----------------------------------------------------
                            James F. Bomberg
                            President & Chief Executive Officer



Date   August 11, 2000      /s/ James C. Mroczkowski
                           ------------------------------------------
 .
                           James C. Mroczkowski
                           Executive Vice President & Chief Financial Officer Principal Financial Officer