Form 10-Q
period 2000-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2000-11-13
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file Number  0-21292
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

Yes   X     No      .
    -----      -----

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $1.00 per share                  2,074,589 Shares
---------------------------------------          -------------------------------
              Class                              Outstanding at November 1, 2000

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
         Unaudited Consolidated Statements of Financial Condition as of September
         30, 2000 and December 31, 1999                                                               3

         Unaudited Consolidated Statements of Income for the Three Months and
         the Nine Months ended September 30, 2000 and 1999
                                                                                                      4

         Unaudited Consolidated Statements of Cash Flows for the Nine Months ended
         September 30, 2000 and 1999                                                                  5

         Notes to Unaudited Consolidated Financial Statements                                         6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                           10

Item 3. Quantitative and Qualitative Disclosure About Market Risk                                    15

PART II. OTHER INFORMATION

Items 1-6                                                                                            16

Signatures                                                                                           17


PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                                 2000                    1999
                                                                         ---------------------    --------------------
                                                                                        (IN THOUSANDS)
ASSETS
Cash and due from banks                                                               $13,412                $ 15,674
Interest-bearing deposits at other banks                                                1,357                   4,907
Federal funds sold                                                                        160                   2,210
                                                                         ---------------------    --------------------
Cash and cash equivalents                                                              14,929                  22,791
Securities available-for-sale at fair value:
  Investment securities                                                                30,317                  32,787
  Mortgage-related securities                                                          31,751                  33,342
Loans receivable (net of allowance for loan losses)                                   422,018                 363,435
Accrued interest receivable                                                             2,980                   2,426
Federal Home Loan Bank stock                                                            2,986                   2,511
Premises and equipment                                                                  9,995                   9,613
Other assets                                                                            9,937                   7,478
                                                                         ---------------------    --------------------
Total assets                                                                         $524,913                $474,383
                                                                         =====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                           $404,451                $377,333
  Borrowings                                                                           72,849                  53,398
  Accrued interest payable                                                                942                     777
  Advance payments by borrowers for taxes and insurance                                 1,545                     300
  Other liabilities                                                                     3,086                   2,149
                                                                         ---------------------    --------------------
Total liabilities                                                                     482,873                 433,957

Stockholders' equity
  Common stock $1.00 par value; 6,000,000 shares authorized;
    Shares issued: 2,127,888; shares outstanding:
    2,074,698--2000; 2,109,773--1999                                                    2,128                   2,128
  Additional paid-in capital                                                           13,856                  13,945
  Net unrealized loss on securities available-for-sale                                  (885)                 (1,397)
  Retained earnings                                                                    28,759                  26,434
  Treasury stock, at cost (53,190 shares--2000;
    18,115 shares--1999)                                                               (1,818)                   (684)
                                                                         ---------------------    --------------------
Total stockholders' equity                                                             42,040                  40,426
                                                                         ---------------------    --------------------
Total liabilities and stockholders' equity                                           $524,913                $474,383
                                                                         =====================    ====================

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                               SEPTEMBER 30,
                                                     2000                 1999                   2000                 1999
                                               -----------------    -----------------      -----------------    -----------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
  Loans, including fees                                  $8,939               $6,969                $24,975              $20,105
  Investment securities:
    Taxable                                                 289                  202                    833                  662
    Exempt from federal income taxes                        175                  183                    544                  536
  Mortgage-related securities                               526                  537                  1,624                1,638
  Other                                                      48                  147                    205                  459
                                               -----------------    -----------------      -----------------    -----------------
Total interest income                                     9,977                8,038                 28,181               23,400

Interest expense:
  Deposits                                                3,847                3,096                 10,304                9,362
  Borrowings                                              1,363                  361                  3,692                  950
                                               -----------------    -----------------      -----------------    -----------------
Total interest expense                                    5,210                3,457                 13,996               10,312

Net interest income                                       4,767                4,581                 14,185               13,088
Provision for loan losses                                   131                  660                    475                  796
                                               -----------------    -----------------      -----------------    -----------------
Net interest income after provision for
  loan losses                                             4,636                3,921                 13,710               12,292

Non-interest income:
  Service charges on deposit accounts                       256                  255                    763                  748
  Service charges on loans                                  111                  122                    348                  321
  Net gain on securities sales                                0                    0                      2                    9
  Net gain (loss) on loan sales                               1                  (4)                    (8)                   17
  Net gain on sales of premises                              67                  566                    200                  566
  Other                                                     373                  308                  1,078                  989
                                               -----------------    -----------------      -----------------    -----------------
                                                            808                1,247                  2,383                2,650

Non-interest expenses:
  Salaries and employee benefits                          2,070                1,855                  6,543                6,214
  Premises and equipment                                    619                  541                  1,829                1,648
  Data processing                                           196                  226                    649                  694
  Federal deposit insurance premiums                         22                   24                     65                   93
  Other                                                     697                  688                  2,070                2,053
                                               -----------------    -----------------      -----------------    -----------------
                                                          3,604                3,334                 11,156               10,702

Income before income taxes                                1,840                1,834                  4,937                4,240
Income taxes                                                582                  600                  1,561                1,383
                                               -----------------    -----------------      -----------------    -----------------
Net income                                              $ 1,258              $ 1,234                 $3,376               $2,857
                                               =================    =================      =================    =================

Basic earnings per share                                 $ 0.60               $ 0.58                 $ 1.61               $ 1.36
                                               =================    =================      =================    =================

Diluted earnings per share                               $ 0.60               $ 0.57                 $ 1.59               $ 1.33
                                               =================    =================      =================    =================

Dividends per share                                      $ 0.15               $ 0.14                 $ 0.50               $ 0.42
                                               =================    =================      =================    =================

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        2000                1999
                                                                                  -----------------   -----------------
                                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                $3,376              $2,857
  Adjustments to reconcile net income to cash
    provided by operating activities
       Provision for loan losses                                                               475                 796
       Provision for depreciation                                                              610                 666
       Net amortization of investments securities premiums and discounts                        64                 101
       Net realized investment security gains                                                  (2)                 (9)
       Increase in accrued interest receivable                                               (554)               (904)
       Decrease in accrued interest payable                                                    165                  40
       Other                                                                               (1,815)             (2,257)
                                                                                  -----------------   -----------------
Net cash provided by operating activities                                                    2,319               1,290

INVESTING ACTIVITIES
Purchase of securities available-for-sale                                                  (3,519)            (11,801)
Proceeds from sales of securities available-for-sale                                         2,651               2,704
Proceeds from redemptions and maturities of securities available-for-sale                    5,688               8,400
Net increase in loans                                                                     (59,075)            (31,486)
Redemption (purchase) of Federal Home Loan Bank stock                                        (475)                  62
Proceeds from sale of premises                                                                   0               2,839
Purchase of premises and equipment                                                           (993)               (647)
                                                                                  -----------------   -----------------
Net cash used in investing activities                                                     (55,723)            (29,929)

FINANCING ACTIVITIES
Net increase in deposits                                                                    27,117              10,722
Net increase (decrease) in borrowings                                                       19,451             (5,986)
Increase in advance payments by borrowers for taxes and insurance                            1,245               1,292
Payment of cash dividends to stockholders                                                  (1,051)               (874)
Purchase of treasury stock                                                                 (1,324)               (107)
Proceeds from sale of treasury stock                                                           102                 131
Proceeds from issuing additional common stock                                                    0                (37)
                                                                                  -----------------   -----------------
Net cash provided by financing activities                                                   45,540               5,141

Decrease in cash and cash equivalents                                                      (7,864)            (23,498)
Cash and cash equivalents at beginning of period                                            22,791              40,562
                                                                                  -----------------   -----------------
Cash and cash equivalents at end of period                                                 $14,927             $17,064
                                                                                  =================   =================


Supplemental cash flow information:
  Interest paid                                                                           $ 13,529             $ 7,818
  Income taxes paid                                                                          1,546                 895
  Loans transferred to other real estate owned                                                 116                  25

See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1999.

This Form 10-Q contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words anticipate, believe, estimate, expect, objective and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Corporation's control, that could cause the Corporation's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; the Corporation's ability to complete its pending acquisition of CBOC, Inc. as planned, risks relating to the Corporation's ability to successfully integrate future acquisitions, legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermidiation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolio.

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

NOTE C -- EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:

                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
Basic                                                  2000              1999                  2000              1999
------------------------------------------------- ---------------- -----------------      ---------------- -----------------
Net income                                            $ 1,257,615       $ 1,234,536           $ 3,375,524       $ 2,857,100
Weighted average shares outstanding                     2,097,471         2,111,222             2,101,903         2,105,503
Basic earnings per share                                  $  0.60           $  0.58               $  1.61           $  1.36
                                                  ================ =================      ================ =================

Diluted:
------------------------------------------------- ---------------- -----------------      ---------------- -----------------
Net income                                            $ 1,257,615       $ 1,234,536           $ 3,375,524       $ 2,857,100
Weighted average shares outstanding                     2,097,471         2,111,222             2,101,903         2,105,503
Effect of dilutive stock options outstanding               14,948            42,720                19,068            42,472
                                                  ---------------- -----------------      ---------------- -----------------
Diluted weighted average shares outstanding             2,112,419         2,153,942             2,120,971         2,147,975
Diluted earnings per share                                $  0.60           $  0.57               $  1.59           $  1.33
                                                  ================ =================      ================ =================

NOTE D - COMPREHENSIVE INCOME

The following table presents the Corporation's comprehensive income.

                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
                                                       2000              1999                  2000              1999
                                                  ---------------- -----------------      ---------------- -----------------
Net income                                            $ 1,257,615       $ 1,234,536           $ 3,375,524       $ 2,857,100
Other comprehensive income
  Net change in unrealized securities gains
     (losses), net                                        452,165         (326,031)               511,962       (1,035,526)
                                                  ---------------- -----------------      ---------------- -----------------
Total comprehensive income                            $ 1,709,780         $ 908,505           $ 3,887,486       $ 1,821,574
                                                  ================ =================      ================ =================

NOTE E -- LOANS RECEIVABLE

Loans are comprised of the following categories:

                                                                                September 30
                                                                         2000                  1999
                                                                 --------------------- ---------------------
                                                                               (In Thousands)
                 Commercial business loans                                  $ 102,328              $ 85,146
                 Commercial real estate                                       154,183               141,455
                 Real estate mortgages                                        140,737               101,621
                 Installments                                                  27,786                17,940
                 Other                                                            834                   827
                                                                 --------------------- ---------------------
                 Total loans                                                  425,868               346,989
                 Unearned income                                                 (23)                  (43)
                 Allowance for loan losses                                    (3,827)               (3,502)
                                                                 --------------------- ---------------------
                 Loans, net                                                  $422,018              $343,444
                                                                 ===================== =====================

The following table presents changes in the allowance for loan losses:

                                                         September 30
                                                    2000              1999
                                              ----------------- -----------------
                                                        (In Thousands)
Balance at January 1                                    $3,582            $3,018
     Provisions                                            475               796
     Charge-offs                                         (232)             (328)
     Recoveries                                              2                16
                                              ----------------- -----------------
Balance at September 30                                 $3,827            $3,502
                                              ================= =================

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

As of September 30, 2000, the most recent notification from Federal Deposit Insurance Corporation categorized Lincoln Community Bank, Franklin State Bank, Lincoln State Bank and Grafton State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

                                                                                              To Be Well Capitalized
                                                                        For Capital           Under Prompt Corrective
                                               Actual                Adequacy Purposes           Action Provisions
                                      ------------------------------------------------------ --------------------------
                                         Amount       Ratio         Amount       Ratio         Amount       Ratio
                                      ------------------------------------------------------ --------------------------
          AS OF SEPTEMBER 30, 2000                                (Dollars In Thousands)
          Total Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank        $19,817        10.35%      $15,321       >8.00%        $19,151     >10.00%
               Lincoln Community           9,909        11.04%        7,183       >8.00%          8,979     >10.00%
               Grafton State Bank         10,680        11.83%        7,223       >8.00%          9,029     >10.00%
               Franklin State Bank         6,250        10.60%        4,718       >8.00%          5,898     >10.00%

          Tier 1 Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank         18,304         9.56%        7,660       >4.00%         11,491      >6.00%
               Lincoln Community           9,072        10.10%        3,591       >4.00%          5,387      >6.00%
               Grafton State Bank          9,843        10.90%        3,612       >4.00%          5,418      >6.00%
               Franklin State Bank         5,610         9.51%        2,359       >4.00%          3,539      >6.00%

          Tier 1 Capital (to Average
             Assets):
               Lincoln State Bank         18,304         8.96%        8,171       >4.00%         10,214      >5.00%
               Lincoln Community           9,072         7.96%        4,558       >4.00%          5,698      >5.00%
               Grafton State Bank          9,843         7.88%        3,612       >4.00%          4,515      >5.00%
               Franklin State Bank         5,610         8.48%        2,648       >4.00%          3,310      >5.00%

NOTE F -- PENDING ACQUISITION

On August 9, 2000, the Corporation entered into a definitive agreement to acquire CBOC, Inc. (CBOC) and its subsidiary bank, Community Bank of Oconto County by exchanging the Corporation's stock for each outstanding common share of CBOC. Upon closing, CBOC will be merged into the Corporation. The transaction is expected to close in the first quarter of 2001, and will be accounted for as a pooling of interests. At September 30, 2000, CBOC had total assets and shareholder's equity of $61.7 million and $5.6 million respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At September 30, 2000, the Corporation's consolidated total assets were $524.9 million as compared to $474.4 million at December 31, 1999. This increase was primarily due to a $58.6 million increase in loans receivable.

Investment securities available-for-sale decreased $2.5 million, or 7.5%, from $32.8 million at December 31, 1999, to $30.3 million at September 30, 2000. The Corporation used proceeds from maturities and repayments of investment securities to fund new loans and purchase other types of securities rather than purchase additional investment securities.

Mortgage-related securities available-for-sale decreased $1.6 million, or 4.8%, from $33.3 million at December 31, 1999, to $31.8 million at September 30, 2000. Purchases of mortgage-related securities were offset by sales, redemptions and maturities of this type of security.

Loans receivable increased $58.6 million, or 16.1%, from $363.4 million at December 31, 1999 compared to $422.0 million at September 30, 2000. This increase was primarily due to new commercial loan relationships. This movement corresponds to the Corporation's strategic plan of emphasizing commercial business. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate, and guarantees as well as mortgages secured by residential properties located in the Corporation's primary market area. At September 30, 2000 the Corporation has not designated any as loans held for sale.

Total deposits increased $27.1 million, or 7.2%, from $377.3 million on December 31, 1999 to $404.5 million on September 30, 2000. The increase in deposits can be attributed to the growth in retail certificate of deposits and commercial money market accounts currently offered by the Banks. The Corporation supplemented the deposit growth by increasing the amount of borrowed funds. Total borrowings increased by $19.5 million, or 36.4%, from $53.4 million on December 31, 1999 to $72.9 million on September 30, 2000. Borrowings consist of $46.2 million in Federal Home Loan Bank advances, $22.1 million in fed funds borrowed from correspondent banks, $3.4 million borrowed on a $20.0 million line of credit from other financial institutions and $1.1 million in repurchase agreements and other borrowings.

Stockholders' equity at September 30, 2000 was $42.0 million compared to $40.4 million at December 31, 1999, an increase of $1.6 million. The change in stockholders' equity consists of net income of $3.4 million, less the net purchase of treasury stock of $1.2 million, payments of dividends to shareholders of $1.1 million and the $512,000 net increase in the market value of securities categorized as available for sale. The Corporation and the Banks continue to exceed their regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:

                                                                  September 30,         December 31,
                                                                      2000                  1999
                                                                -----------------     ----------------
                                                                       (dollars in thousands)
         Non-accrual loans:
             Mortgage loans
               One-to-four family                                        $ 1,322              $ 1,693
               Commercial real estate                                          0                  291
                                                                -----------------     ----------------
                 Total mortgage loans                                      1,322                1,984

             Commercial business                                             329                  187
             Consumer and other                                              163                   80
                                                                -----------------     ----------------
                 Total non-accrual loans                                   1,814                2,251

         Other real estate owned                                             116                  107
                                                                -----------------     ----------------
                 Total nonperforming assets                              $ 1,930              $ 2,358
                                                                =================     ================

         RATIOS:
         Non-accrual loans to total loans                                  0.43%                0.61%
         Nonperforming assets to total assets                              0.37                  0.50
         Loan loss allowance to non-accrual loans                        210.97                159.08
         Loan loss allowance to total loans                                0.90                  0.98

Nonperforming assets decreased by $428,000 from $2.4 million at December 31, 1999 to $1.9 million at September 30, 2000, a decrease of 18.1%. Payments received on past due loans lead to the decline. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

Results of Operations

Net interest income for the three months ended September 30, 2000 was $4.8 million, an increase of 4.1% from the $4.6 million reported for the same period in 1999. The increased volume of interest-earning assets accounted for the higher net interest income. The weighted average yield on interest-earning assets increased from 7.71% for the three months ended September 30, 1999 to 8.15% for the same period in 2000. The increase in market interest rates caused the improvement. The change in market interest rates and the increased level of borrowings also caused the weighted average rate paid on deposits and borrowings to increase from 3.42% for the three months ended September 30, 1999 to 4.40% for the three months ended September 30, 2000. Net interest income for the nine months ended September 30, 2000 was $14.2 million, an increase of 8.5% from the $13.1 million reported for the same period in 1999. The increased volume of interest-earning assets was the primary reason for the improvement in the year-to-date net interest income.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the nine and three months ended September 30, 2000 and 1999.

                                                                    During the                  During the
                                                                   Three Months                 Nine Months
                                                                  Ended Sept. 30,             Ended Sept 30,

                                                                 2000        1999           2000         1999
                                                              ----------- -----------    ------------ -----------
               Weighted average yield on
                  interest-earning assets                       8.15%       7.71%           7.99%       7.60%

               Weighted average rate paid on
                  deposit accounts and borrowings               4.40        3.42            4.14        3.46
                                                              ----------- -----------    ------------ -----------

               Net interest spread                              3.75%       4.29%           3.85%       4.14%
                                                              =========== ===========    ============ ===========

               Net interest margin (net interest
                  income divided by average
                  earning assets)                               3.89%       4.40%           4.02%       4.25%
                                                              =========== ===========    ============ ===========

The provision for loan losses increased for the three-month period ended September 30, 2000 by $131,000 compared to an increase of $660,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the provision for loan losses increased by $475,000 compared to an increase of $796,000 for the same period in 1999. The increased provision was made to support the rapid growth in the loan portfolio that began in 1999. The Corporation uses a risk-based assessment of its loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-interest income for the three months ended September 30, 2000 was $808,000 compared to $1.2 million for the three months ended September 30, 1999, a decrease of $439,000, or 35.2%. Non-interest income for the nine months ended September 30, 2000 was $2.4 million compared to $2.7 million for the nine months ended September 30, 1999, a decrease of $172,000, or 10.1%. The decrease is primarily due to the recognition of $566,000 gain on the sale and leaseback of one of the Corporation's banking facilities that occurred on September 30, 1999.

Non-interest expense for the three months ended September 30, 2000 was $3.6 million compared to $3.3 million for the three months ended September 30, 1999, an increase of $270,000, or 8.1%. Non-interest expense for the nine months ended September 30, 2000 was $11.2 million compared to $10.7 million for the nine months ended September 30, 1999, an increase of $454,000, or 4.2%. Salaries and employee benefits increased $215,000 or 11.6% from $1.9 million for the three-month period ended September 30, 1999 to $2.1 million for the 2000 three-month period. Salaries and employee benefits increased $329,000 or 5.3% from $6.2 million for the nine-month period ended September 30, 1999 to $6.5 million for the nine-month period ended September 30, 2000. Premises and equipment expense increased $78,000 from $541,000 for the three-month period ended September 30, 1999 compared to $619,000 for the three-month period ended September 30, 2000. Premises and equipment expense increased $181,000 or 11.0% from $1.6 million for the nine-month period ended September 30, 1999 compared to $1.8 million for the nine-month period ended September 30, 2000. The increase in occupancy expense can be attributed to maintenance and repairs made on the Corporation's properties and lease payments made on sold banking facility. Federal deposit insurance premiums decreased $2,000 from $24,000 for the three-month period ended September 30, 1999 to $22,000 for the three-month period ending September 30, 2000 and also decreased $28,000 for the nine-month period ended September 30, 1999 compared to 2000. The insurance premiums decreased in 2000 due to the reduced assessment rate charged to savings institutions. Other expenses increased $9,000 or 1.3% in the third quarter and $17,000 or 0.8% for the nine-month period ended September 30, 2000. These increases can be attributed to minimal changes in operating expenses such as office supplies, examination costs and human resource expenses.

Income before taxes for the three-month period ended September 30, 2000 was unchanged at $1.8 million from the three months ended September 30, 1999. Income before taxes for the nine-month period ended September 30, 2000 was $4.9 million compared to $4.2 million for the nine months ended September 30, 1999, an increase of $697,000 or 16.4%. The income tax expense for the three months ended September 30, 2000 decreased $18,000 over the 1999 third quarter tax expense. The effective tax rate for the three months ended September 30, 2000 was 31.6% compared to 32.7% for the three months ended September 30, 1999. The income tax expense for the nine months ended September 30, 2000 increased $178,000 over the same period in 1999. The effective tax rate for the nine months ended September 30, 2000 was 31.6% compared to 32.6% for the nine months ended September 30, 1999. The decrease in the tax rate can be attributed to the purchase of tax-exempt investment securities held by the Corporation and a reallocation of expenses throughout the Corporation's subsidiaries. On an after tax basis, the Corporation reported net income of $1.3 million for the three month period ended September 30, 2000 compared to $1.2 million for the same period in 1999; and for the nine month period ended September 30, 2000, the Corporation reported net income of $3.4 million compared to $2.9 million for the same period in 1999.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation had liquid assets of $14.9 million and $22.8 million at September 30, 2000 and December 31, 1999, respectively. The decline in liquid assets from December 31, 1999 to September 30, 2000 can be attributed to a reduction in federal funds sold and interest-bearing deposits at other banks.

Liquidity is also necessary at the parent company level. The parent company's primary source of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $1.7 million and $1.3 million for the nine-months ended September 30, 2000 and 1999 respectively, and will continue to be the parent's main source of long-term liquidity. The dividends from the Banks were sufficient to pay cash dividends to the Corporation's shareholders of $1.1 million and $874,000 for the nine-months ended September 30, 2000 and 1999, respectively. At September 30, 2000, the parent company had a $20.0 million line of credit available, with $3.4 million outstanding.

Management believes liquidity and capital levels are adequate at September 30, 2000. For a discussion of regulatory requirements, see Note F to the Unaudited Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 2000. Certain assumptions regarding prepayment and withdrawal rates are based upon the Corporation's historical experience, and management believes such assumptions are reasonable.

                                                               AMOUNTS MATURING OR REPRICING AS OF SEPTEMBER 30, 2000
                                                     ---------------------------------------------------------------------------
                                                            WITHIN      SIX TO TWELVE   ONE TO FIVE       OVER
                                                          SIX MONTHS       MONTHS          YEARS       FIVE YEARS       TOTAL
                                                     ---------------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
   Interest-earning assets:
   Fixed-rate mortgage loans                                $29,936        $19,893       $125,523        $28,007      $203,359
   Adjustable-rate mortgage loans                            32,491         14,127         40,811            101        87,530
                                                     --------------------------------------------------------------------------
         Total mortgage loans                                62,427         34,020        166,334         28,108       290,889
   Commercial business loans                                 52,513          5,980         41,692          2,408       102,593
   Consumer loans                                             6,582          3,239         18,792          2,880        31,493
   Other loans                                                  870              0              0              0           870
   Mortgage-related securities                                8,522          8,601            268         14,360        31,751
   Fixed rate investment securities and other                 1,751          2,002          7,409         15,718        26,880
   Variable rate investment securities and                    4,954          2,986              0              0         7,940
   other
                                                     --------------------------------------------------------------------------
         Total interest-earning assets                     $137,619        $56,828       $234,495        $63,474      $492,416
                                                     ==========================================================================

   Interest-bearing liabilities:
   Deposits
     Time deposits                                          $83,930        $55,242        $39,631             $0      $178,803
     NOW accounts                                             2,044          2,044         20,444          9,540        34,072

     Savings accounts                                         5,384          4,076         40,757         17,711        67,928
     Money market accounts                                   23,682          2,408         24,078         11,236        61,404
     Advance payments for taxes and insurance                 1,545              0              0              0         1,545
     Borrowings                                              65,149          4,400          3,300              0        72,849
                                                     --------------------------------------------------------------------------
         Total interest-bearing liabilities                $181,734        $68,170       $128,210        $38,487      $416,601
                                                     ==========================================================================
   Interest-earning assets less
   interest-bearing
     Liabilities                                          ($44,115)      ($11,342)       $106,285        $24,987       $75,815
                                                     ==========================================================================
   Cumulative interest rate sensitivity gap               ($44,115)      ($55,457)        $50,828        $75,815
                                                     ============================================================
   Cumulative interest rate sensitivity gap as a
   Percentage of total assets                               (8.40%)       (10.56%)          9.68%         14.44%
                                                     ============================================================

At September 30, 2000, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a negative 8.4% for six months and a negative 10.6% for one-year maturities. Therefore, the Corporation is negatively gapped and may benefit from falling interest rates.

Certain shortcomings are inherent in the method of analysis presented in the above schedule. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates, on a short-term basis over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the schedule.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation has not experienced any material changes to its market risk position since December 31, 1999, from that disclosed in the Corporation's 1999 Form 10-K Annual Report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As of September 30, 2000 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.  Changes in Securities - NONE

Item 3   Defaults upon Senior Securities - NONE

Item 4   Submission of Matters to Vote of Security Holders - NONE

Item 5   Other Information - NONE

Item 6   Exhibits and Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the three months ended September 30, 2000. Required exhibits are incorporated by reference to previously filed Securities Act registration statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                                MERCHANTS AND MANUFACTURERS
                                                   BANCORPORATION, INC.
                                           -------------------------------------
                                                      (Registrant)



Date       November 13, 2000               /s/ James F. Bomberg
     -------------------------------       --------------------------------
                                           James F. Bomberg
                                           President & Chief Executive Officer


Date       November 13, 2000               /s/ James C. Mroczkowski
     -------------------------------       --------------------------------
                                           James C. Mroczkowski
                                           Executive Vice President & Chief
                                           Financial Officer
                                           Principal Financial Officer