Form 10-K405
period 2000-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2001-03-29
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000
                           -----------------

                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------    ---------------------

Commission file number  0-21292
                        -------

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                 39-1413328
 -------------------------------           -------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification
  incorporation or organization)             Number)


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
Yes    X      No       .
   ---------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of March 1, 2001, 2,542,387 shares of Common Stock were outstanding, and the aggregate market value of the shares (based upon the average bid/ask price) held by non-affiliates was approximately $49,561,000.

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                      *****

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

PART I                                                                                                             Page
                                                                                                                   ----

         Item 1.         Business                                                                                    3
         Item 2.         Properties                                                                                  6
         Item 3.         Legal Proceedings                                                                           7
         Item 4.         Submission of Matters to a Vote of Security Holders                                         7

PART II
         Item 5.         Market for Registrant's Common Equity and Related Stockholder's Matters                     7
         Item 6.         Selected Financial Data                                                                     8
         Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                     9
         Item 7a.        Quantitative and Qualitative Disclosures About Market Risk                                 20
         Item 8.         Financial Statements and Supplementary Data                                                21
         Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       21

PART III
         Item 10.        Directors and Executive Officers of the Registrant                                         22
         Item 11.        Executive Compensation                                                                     22
         Item 12.        Security Ownership of Certain Beneficial Owners and Management                             22
         Item 13.        Certain Relationships and Related Transactions                                             22

PART IV
         Item 14.        Exhibits, Financial Statements Schedules and Reports on Form 8-K                           22

SIGNATURES                                                                                                          23


                                     PART I
ITEM 1. BUSINESS
GENERAL

         Merchants and Manufacturers Bancorporation, Inc. (the Corporation), is a registered multi-bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation was organized in 1982, and in 1983 and 1984 acquired all of the outstanding stock of Lincoln State Bank, Milwaukee, Wisconsin, and Franklin State Bank, Franklin, Wisconsin, respectively. In 1993, the Corporation acquired all of the outstanding shares of Lincoln Savings Bank, S.A., Milwaukee, Wisconsin. Lincoln State Bank and Franklin State Bank were chartered as commercial banks under the Wisconsin Banking Statutes, while Lincoln Savings Bank operated as a stock savings bank until 1997. In 1997 Lincoln Savings Bank converted from a Wisconsin stock savings bank to a Wisconsin commercial bank. Upon conversion Lincoln Savings Bank changed its name to Lincoln Community Bank. In 1999, the Corporation acquired Pyramid Bancorp Inc. (Pyramid) and its subsidiary Grafton State Bank, in a pooling of interests combination. The combined company retains the name of Merchants and Manufacturers Bancorporation, Inc. The merger was consummated on December 31, 1999, with the Corporation exchanging nine shares of its common stock for each outstanding share of Pyramid.

         The Corporation operates twenty banking facilities in Milwaukee, Ozaukee and Waukesha counties. In addition to its subsidiary banks (Lincoln State Bank, Lincoln Community Bank, Grafton State Bank and Franklin State Bank), the Corporation owns three non-bank subsidiaries, the Lincoln Neighborhood Redevelopment Corporation, which was organized for the purpose of redeveloping and rejuvenating certain areas located primarily on the near south side of Milwaukee, M&M Services, Inc., which was formed in 1994 to provide operational services to the Corporation's subsidiary banks and Merchants Merger Corp which was formed in 1999 to facilitate the acquisition of Pyramid.

         On December 31, 2000 the Corporation had an outstanding agreement to merge with and acquire CBOC, Inc. (CBOC) and its subsidiary bank Community Bank of Oconto County with the Corporation exchanging 5.746 shares of its common stock for each outstanding share of CBOC common stock. The transaction is to be accounted for as a pooling of interests. The merger became effective on January 16, 2001. The following financial statements have not been restated to reflect this transaction. At December 31, 2000 CBOC had total assets of $62,612 and stockholders equity of $5,714. CBOC's net income for 2000 was $528 and earnings per share were $6.00.

         This report contains various forward-looking statements concerning the Corporation's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words anticipate, believe, estimate, expect, objective and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Corporation's control, that could cause the Corporation's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolio.

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

COMPETITION

         As of December 31, 2000 the four subsidiary banks primarily serve the southern half of Milwaukee County, Ozaukee County and the southeastern portion of Waukesha County, including suburbs located to the south and west of the City of Milwaukee. There are presently in excess of one hundred other financial institutions in the primary service area that directly compete with Lincoln State Bank, Grafton State Bank, Franklin State Bank and Lincoln Community Bank. In addition to competing with other commercial banks, the subsidiaries compete with savings and loan associations, credit unions, mortgage brokers, small-loan companies, insurance companies, investment banking firms and large retail companies. The principal methods of competition include interest rates paid on deposits and charged on loans, personal contacts and efforts to obtain deposits and loans, types and quality of services provided and convenience of the locations. Many of the Corporation's competitors are larger and have significantly greater financial resources than the Corporation and its subsidiaries.

EMPLOYEES

         At December 31, 2000, the Corporation and its subsidiaries employed 173 full-time and 79 part-time employees. The Corporation provides a wide range of benefits to employees, including educational activities, and considers its employee relations to be excellent. The Corporation conducts extensive training programs in order to enhance job-related knowledge and skills of its people and to train its employees with a sales-oriented approach to customers. Eligible employees participate in a 401K plan as well as group life and major medical insurance programs.

                        THE BANKS AND OTHER SUBSIDIARIES

         At or for the year ended December 31, 2000, the subsidiary banks (each consolidated with its appropriate subsidiaries; see "Other Subsidiaries") had total assets, total loans, total deposits, stockholder's equity, net income, and return on assets as follows (dollars in thousands):



                               LINCOLN STATE BANK     LINCOLN COMMUNITY BANK        GRAFTON STATE BANK     FRANKLIN STATE BANK
------------------------------ ---------------------- ----------------------------- ---------------------- -----------------------
  Total assets                       $ 222,678                 $ 112,963                  $ 129,294               $ 70,970
  Total loans                          195,717                    87,384                     92,447                 62,707
  Total deposits                       163,246                    82,589                    100,283                 56,564
  Stockholders' equity                  18,739                     9,127                     10,145                  5,666
  Net income                             2,905                     1,115                      1,422                    567
  Return on average assets               1.41%                     1.00%                      1.17%                  0.88%



         The Banks have consistent products, services and delivery systems and comply with similar regulatory guidance. As such they are not segments as that term is defined in Financial Accounting Standards Board Statement 131.

LINCOLN STATE BANK

         Lincoln State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1919. Its main office is located in the city of Milwaukee while it also operates full service branch offices in the southeastern Wisconsin communities of Muskego, New Berlin, Brookfield and Pewaukee. In addition, it operates eight limited-hours facilities in Milwaukee County. At December 31, 2000, Lincoln State Bank comprised 41.4% of the consolidated assets of the Corporation.

LINCOLN COMMUNITY BANK

         Lincoln Community Bank was organized as a state chartered mutual savings and loan association under the laws of the State of Wisconsin in 1910. It operates two full service branch offices in the city of Milwaukee. In April 1993, it converted from the mutual to stock form of organization, and all of the shares of stock issued by the converted association were acquired by the Corporation. In 1997 Lincoln Community Bank converted from a Wisconsin stock savings bank to a Wisconsin commercial bank. Its principal office and a branch office are located in Milwaukee, Wisconsin. At December 31, 2000, Lincoln Community Bank comprised 21.0% of the consolidated assets of the Corporation.

GRAFTON STATE BANK

         Grafton State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1907. Its principal office and a branch office are located in Grafton, Wisconsin while it also operates another full service branch office in the Wisconsin community of Saukville. At December 31, 2000, Grafton State Bank comprised 24.0% of the consolidated assets of the Corporation.

FRANKLIN STATE BANK

         Franklin State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1982. Its principal office and a branch office are located in Franklin, Wisconsin. At December 31, 2000, Franklin State Bank comprised 13.2% of the consolidated assets of the Corporation.

LINCOLN NEIGHBORHOOD REDEVELOPMENT CORPORATION

         The Lincoln Neighborhood Redevelopment Corporation (the Redevelopment Corporation) was formed in June of 1988 and is a wholly owned subsidiary of the Corporation. The Redevelopment Corporation was established to redevelop and rejuvenate certain areas located on the south-side of Milwaukee by, among other things, arresting decay and deterioration, working with local businesses to keep commercial areas strong and attractive, pursuing means to preserve and create jobs, encouraging appropriate land-use, involving community residents in economic planning and retaining and attracting businesses. As of December 31, 2000, Lincoln Neighborhood Redevelopment Corporation had assets of $166,000, $61,000 in liabilities and equity of $105,000.

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

OTHER SUBSIDIARIES

         Lincoln State Bank, Lincoln Community Bank and Grafton State Bank each have a wholly owned subsidiary. In 1991 an investment subsidiary known as M&M - Lincoln Investment Corporation was formed to manage the majority of Lincoln State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of mortgage-backed and other investment securities from Lincoln State Bank in exchange for 100% of the stock of the subsidiary. In 1995 an investment subsidiary known as Lincoln Investment Management Corporation was formed to manage the majority of Lincoln Community Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $21 million of mortgage-backed and other investment securities from Lincoln Community Bank in exchange for 100% of the stock of the subsidiary. In 1996 an investment subsidiary known as GSB Investments, Inc. was formed to manage the majority of Grafton State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $10 million of mortgage-backed and other investment securities from Grafton State Bank in exchange for 100% of the stock of the subsidiary. These subsidiaries are an intrinsic component of their respective parent banks and assets thereof are included in the total assets of the respective Banks above.

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

         Lincoln State Bank, Lincoln Community Bank, Grafton State Bank and Franklin State Bank are subject to extensive regulation and supervision by the Wisconsin Department of Financial Institutions. Because the deposits of all four banks are insured by the Federal Deposit Insurance Corporation (FDIC), they are also subject to supervision by the FDIC. In that connection, the banks must comply with applicable state and federal statutes and a wide range of rules and regulations promulgated by bank regulatory agencies under such statutes. To assure compliance with such laws and to ascertain their safety and soundness, the banks are periodically examined by the FDIC and the Wisconsin Department of Financial Institutions. In addition, the Corporation itself is periodically examined by the Federal Reserve Bank of Chicago. Such supervision and regulation is intended primarily to ensure the safety of deposits accepted by the banks.

RECENT LEGISLATION

         On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act, (the "GLB Act") a bank holding company that elects to become a "financial holding company" may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4 (c)(8) of the Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a "satisfactory" rating under the Community Reinvestment Act. In addition, the GLB Act permits certain non-banking financial and financially-related activities to be conducted by subsidiaries of national banks.

         The GLB Act also contains a number of other provisions that will affect the Corporation's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will likely require more disclosure to consumers, and in some circumstances, will require consent by the consumer before information is allowed to be provided to a third party. On March 13, 2000, the Corporation received written declaration from the Board of Governors of the Federal Reserve System to become a financial holding company.

         At this time, no predictions can be made regarding the impact the GLB Act may have upon the Corporation's future financial condition or results of operations.

ITEM 2. PROPERTIES

         The Corporation's offices are located in a two-story building at 14100 West National Avenue in New Berlin, Wisconsin. The Corporation leases approximately 18,000 square feet from the building's owner. The building was sold in 2000 to a group of investors and subsequently leased back to the Corporation. At this location, the Corporation maintains its corporate operations and personnel.

         The main office of Lincoln State Bank is at 2266 South 13th Street, Milwaukee, Wisconsin. The South 13th Street location consists of a one-story building containing approximately 11,000 square feet. One branch of Lincoln State Bank is located in a one-story, 1,700 square foot building at 13500 Janesville Road, Muskego, Wisconsin. Another branch of Lincoln State Bank is located in a 7,000 square foot building at 14000 West National Avenue, New Berlin, Wisconsin. During 1995 Lincoln State Bank opened two other full-service branch locations one located at 17600 West Capitol Drive, Brookfield, Wisconsin and at 585 Ryan Street, Pewaukee, Wisconsin. Lincoln State Bank owns all of its facilities except the New Berlin branch which it leases from the building's owner.

         In addition to its full-service branches, Lincoln State Bank operates customer facilities at Villa St. Francis located at South 20th and Ohio Streets in Milwaukee, at Clement Manor located at South 92nd Street and West Howard Avenue in Milwaukee, at Friendship Village located at North 73rd and West Dean Road in Milwaukee, at Stoney Creek Adult Community in Muskego, at the Milwaukee Protestant Home located on North Downer Avenue in Milwaukee, at Forest Ridge located in Hales Corners, Wisconsin, at the Landmark located in West Allis, Wisconsin and at Lexington Village located in the City of Greenfield, Wisconsin. The bank leases office space at each one of these locations.

         Franklin State Bank's main office is located in a three-story building at 7000 South 76th Street in Franklin, Wisconsin. The bank leases 5,700 square feet from the building's owner. In 1998 Franklin State Bank opened a branch facility at 9719 South Franklin Drive in the Franklin Business Park, Franklin, Wisconsin. Franklin State Bank owns the facility.

         Grafton State Bank's main office is located at 101 Falls Road, Grafton, Wisconsin in a seven-story building. Portions of the building that are not used by Grafton State Bank are leased to various tenants. Grafton State Bank owns the facility. Grafton State Bank also leases space for two other branch offices in the cities of Grafton and Saukville, Wisconsin.

         Lincoln Community Bank's main office is located at 3131 South 13th Street, Milwaukee, Wisconsin in a one-story building. Lincoln Community Bank also operates a branch facility at 5400 West Forest Home Avenue, Milwaukee, Wisconsin. Lincoln Community Bank owns both facilities. M&M Services, Inc. leases office space at the Forest Home Avenue location.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The stock of the Corporation is not listed on any stock exchange or quoted on the National Association of Securities Dealers Quotation Automated Quotation System. The Corporation's stock has been quoted on "Pink Sheets", an inter-broker quotation medium, since April 1993, and in the Over The Counter Bulletin Board, an electronic quotation service. Robert W. Baird & Co., Incorporated, a regional securities and investment banking firm headquartered in Milwaukee, Wisconsin, and Howe Barnes Investments, Incorporated, headquartered in Chicago, Illinois, act as the market makers for the Corporation's stock. The Corporation's stock is quoted in the "Other Stocks" section of the Milwaukee Journal/Sentinel. The Corporation's common stock trading symbol is "MMBI."

         The following table sets forth the quarterly high and low bid prices for the period indicated.


                                    Quotation or Price
 Quarter Ended                   Low Bid          High Bid
 --------------------------- ---------------- -----------------
 March 31, 1999                  $ 38.00          $ 43.00
 June 30, 1999                     41.50            43.00
 September 30, 1999                41.00            44.00
 December 31, 1999                 35.50            42.50

 MARCH 31, 2000                  $ 34.00          $ 38.50
 JUNE 30, 2000                     35.00            38.00
 SEPTEMBER 30, 2000                28.38            34.50
 DECEMBER 31, 2000                 23.13            29.75



         The approximate number of holders of record of the Corporation's common stock is 698 as of December 31, 2000.

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

         Quarterly dividends for the years ended December 31, 2000 and 1999 are shown in Item 6 "Selected Financial Data."

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes certain historical financial data regarding the Corporation. This information is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Corporation presented elsewhere herein (dollars in thousands, except per share data):

                                                                         At or For the Year Ended December 31,
                                                             -------------------------------------------------------------------
                                                                   2000         1999       1998(4)       1997(4)       1996(4)

   SELECTED BALANCE SHEET DATA
   Total assets                                                $  537,908   $  474,383   $   441,486   $  391,685    $  358,694
   Loans receivable, net                                          434,056      363,435       312,761      281,058       241,515
   Investment securities held to maturity                               0            0         5,794        4,591         2,857
   Investment securities available for sale                        28,525       32,787        22,121       20,080        25,218
   Mortgage-related securities held to maturity                         0            0         1,165        2,078         2,417
   Mortgage-related securities available for sale                  33,087       33,342        38,672       40,078        32,956
   Deposits                                                       401,836      377,333       372,118      337,249       302,387
   Borrowings                                                      88,415       53,398        27,333       15,392        21,017
   Stockholders' equity                                            42,776       40,426        39,437       36,772        32,691
   Realized stockholders' equity(2)                                43,090       41,823        39,447       36,723        32,881

   SELECTED INCOME STATEMENT DATA
   Total interest income (taxable-equivalent)(1)               $   38,810   $   32,118   $    30,712   $   27,947    $   25,781
   Total interest expense                                          19,405       13,999        14,117       12,495        11,600
                                                             -------------------------------------------------------------------
         Net interest income                                       19,405       18,119        16,595       15,452        14,181
   Provision for loan losses                                        1,203          956           314          227           605
                                                             -------------------------------------------------------------------
         Net interest income after provision for
           loan losses                                             18,202       17,163        16,281       15,225        13,576

   Net gain on security sales                                           2            9           219           78            70
   Other noninterest income                                         4,029        3,482         3,088        2,429         2,300
                                                             -------------------------------------------------------------------
         Total noninterest income                                   4,031        3,491         3,307        2,507         2,370
   Merger-related expenses                                            170          510             0            0             0
   Other noninterest expense                                       15,370       14,446        13,433       12,270        12,566
                                                             -------------------------------------------------------------------
         Total noninterest expense                                 15,540       14,956        13,433       12,270        12,566
                                                             -------------------------------------------------------------------
         Income before income taxes                                 6,693        5,698         6,155        5,462         3,380
   Income taxes                                                     2,070        1,905         2,042        1,955         1,090
   Less taxable equivalent adjustment                                 383          390           263          127           142
                                                             -------------------------------------------------------------------
         Net income                                            $    4,240   $    3,403   $     3,850   $    3,380    $    2,148
                                                             ===================================================================

   PER SHARE DATA(3)
   Net income - basic                                          $     2.03   $     1.62   $      1.86   $     1.69    $     1.07
   Net income - diluted                                        $     2.01   $     1.58   $      1.80   $     1.64    $     1.05
   Cash dividends declared                                     $     0.65   $     0.57   $      0.49   $     0.38    $     0.35
   Book value                                                  $    20.75   $    19.16   $     19.02   $    17.90    $    16.44
   Average shares outstanding                                   2,093,393    2,106,579     2,071,214    2,004,809     2,001,160

   OTHER DATA
   Net interest margin                                              4.06%        4.36%         4.29%        4.46%         4.36%
   Allowance for loan losses to non-accrual loans                 256.19%      159.08%       200.13%      217.18%       168.50%
   Nonperforming assets to total assets                             0.35%        0.50%         0.34%        0.38%         0.43%
   Stockholders' equity to total assets,                            7.95%        8.52%         8.93%        9.39%         9.11%
   Average stockholders' equity to average assets                   8.16%        8.76%         9.25%        9.17%         9.19%
   Return on assets (ratio of net income to
     average total assets)                                          0.84%        0.76%         0.93%        0.91%         0.61%
   Return on stockholders' equity (ratio of net
     income to average equity)                                     10.24%        8.73%        10.07%        9.91%         6.69%
   Dividend payout ratio                                           32.08%       35.06%        26.39%       22.66%        32.17%
   Facilities:
       Number of full-service offices                                  12           11            11            9             9
       Number of limited services offices                               8            8             8            6             6


(1) Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with the Corporation's historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.
(2) Excludes SFAS 115 mark-to-market equity adjustment.
(3) All per share information presented in this report has been retroactively restated to give effect to the 3 for 2 stock split, declared in April 1998 and the 10% stock dividend declared in October 1998 and the issuance of shares in connection with the merger of Pyramid Bancorp, Inc. in 1999, as if each occurred as of January 1, 1996.
(4) Restated to reflect the December 31, 1999 acquisition of Pyramid Bancorp which was accounted for as a pooling-of-interests.

         The following table sets forth certain unaudited income and expense data on a quarterly basis for the periods indicated (dollars in thousands, except per share data):

                                                        2000                                                1999
                                   -------------------------------------------------------------------------------------------------
                                         3/31        6/30        9/30        12/31         3/31       6/30        9/30        12/31
                                   -------------------------------------------------------------------------------------------------

Interest income
  (taxable-equivalent) (1)              $8,859      $9,541     $10,073     $10,337       $7,670      $7,853      $8,119      $8,476
Interest expense                         4,092       4,694       5,210       5,409        3,434       3,421       3,457       3,687
                                   ------------------------------------------------    ---------------------------------------------
    Net interest income                  4,767       4,847       4,863       4,928        4,236       4,432       4,662       4,789
Provision for loan losses                  166         178         131         728           68          68         660         160
Noninterest income                         759         816         808       1,648          677         757       1,264         792
Noninterest expense                      3,943       3,609       3,604       4,384        4,101       3,267       3,334       4,253
                                   ------------------------------------------------    ---------------------------------------------
    Income before taxes                  1,417       1,876       1,936       1,464          744       1,854       1,932       1,168
Income taxes                               403         576         582         509          184         599         600         522
Less taxable equivalent
    adjustment                             102          94          96          91           97          96          98          99
                                   =================================================================================================
    Net income                            $912      $1,206      $1,258        $864         $463      $1,159      $1,234        $547
                                   =================================================================================================
Basic earnings per share                 $0.43       $0.57       $0.60       $0.43        $0.23       $0.55       $0.58       $0.26
                                   =================================================================================================
Diluted earnings per share               $0.42       $0.57       $0.60       $0.42        $0.22       $0.54       $0.57       $0.25
                                   =================================================================================================
Dividends per share                      $0.15       $0.20       $0.15       $0.15        $0.14       $0.14       $0.14       $0.15
                                   =================================================================================================

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion is intended as a review of significant factors affecting the Corporation's financial condition and results of operations, as of and for the period ended December 31, 2000, as well as providing comparisons with previous years. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and the selected financial data presented elsewhere in this report.

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

         Net interest income on a fully tax equivalent basis increased to $19.4 million in 2000, compared with $18.1 million in 1999 and $16.6 million in 1998. This increase of $1.3 million in net interest income in 2000 was due primarily to an increase in the volume of earning assets in 2000 (a $5.2 million increase). This gain was partially offset by an increase in the volume of interest bearing liabilities (a $2.8 million increase) and the higher interest rates paid on deposits and borrowings (a $1.8 million increase).

         The total increase in average earning assets was primarily due to an increase in average loans of $70.5 million. All of the loan growth was internally generated. Interest bearing liabilities increased $56.4 million in 2000. The Corporation's entrance into new markets, introduction of new products and its pricing of time deposits were contributing factors to the growth in deposits.

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

                                                          At or for the Year Ended December 31,
                                ----------------------------------------------------------------------------------------------------
                                              2000                              1999                              1998
                                --------------------------------  --------------------------------   -------------------------------
                                 AVERAGE               AVERAGE     Average               Average      Average              Average
                                 BALANCE    INTEREST    RATE       Balance    Interest    Rate        Balance   Interest     Rate
                                 -------    --------    ----       -------    --------    ----        -------   --------     ----

ASSETS
Loans(1),(2)                    $406,542    $34,146     8.40%     $336,079    $27,296     8.12%     $295,157    $25,142      8.52%
Loans exempt from federal
  income taxes(3)                    450         53    11.78%          526         56    10.65%          600         71     11.83%
Taxable investment securities     18,000      1,112     6.18%       16,140      1,019     6.31%       17,825      1,112      6.24%
Mortgage-related securities       32,978      2,149     6.52%       36,688      2,083     5.68%       43,794      2,629      6.00%
Investment securities exempt
  from federal income taxes(3)    15,020      1,074     7.15%       15,483      1,091     7.05%        9,542        703      7.37%
Other securities                   4,767        276     5.79%       11,074        573     5.17%       19,612      1,055      5.38%
                              ----------------------            ----------------------             ---------------------
Interest earning assets          477,757     38,810     8.12%      415,990     32,118     7.72%      386,530     30,712      7.95%
Non interest earning assets       29,741                            28,991                            26,686
                              -----------                       -----------                        ----------
    Average assets              $507,498                          $444,981                          $413,216
                              ===========                       ===========                        ==========

LIABILITIES AND STOCKHOLDERS'
    EQUITY
NOW deposits                     $33,405        684     2.05%      $32,149        546     1.70%      $31,464        740      2.35%
Money market deposits             47,680      2,452     5.14%       31,698      1,159     3.66%       26,888      1,000      3.72%
Savings deposits                  70,411      1,521     2.16%       71,082      1,506     2.12%       70,889      1,641      2.31%
Time deposits                    176,073      9,686     5.50%      185,185      9,306     5.03%      176,039      9,778      5.55%
Borrowings                        76,087      5,062     6.65%       27,177      1,482     5.45%       17,165        958      5.58%
                              ----------------------            ----------------------             ---------------------
Interest bearing liabilities     403,656     19,405     4.81%      347,291     13,999     4.03%      322,445     14,117      4.38%
                                           ---------                       -----------                       -----------
Demand deposits and other non
    interest bearing
    liabilities                   62,454                            57,701                            52,544
Stockholders' equity              41,388                            39,989                            38,227
                              -----------                       -----------                        ----------
    Average liabilities and
      stockholders' equity      $507,498                          $444,981                          $413,216
                              ===========                       ===========                        ==========
Net interest income/spread                  $19,405     3.31%                 $18,119     3.69%                 $16,595      3.57%
                                           ===================             =====================             ======================
Net interest earning assets      $74,101                           $68,699                           $64,085
                              ===========                       ===========                        ==========

Net interest margin                                     4.06%                             4.36%                              4.29%
                                                    ==========                        ==========                        ===========
Ratio of average
interest-earning assets to
  average interest-bearing
  liabilities                       1.18                              1.20                              1.20
                              ===========                       ===========                        ==========


(1) For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
(2) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.
(3) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields. The amount of taxable-equivalent adjustments were $383 for 2000, $390 for 1999 and $263 for 1998.
                                       10

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


                                                                      For the Year Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                       2000 VS. 1999                                   1999 vs. 1998
                                        ---------------------------------------------  ---------------------------------------------
                                                     INCREASE/(DECREASE)                           Increase/(Decrease)
                                                           DUE TO                                         Due to
                                        ----------------------------------   TOTAL     ---------------------------------   Total
                                                                  VOLUME    INCREASE                           Volume    Increase
                                           VOLUME       RATE      & RATE   (DECREASE)     Volume     Rate      & Rate   (Decrease)
                                           ------       ----      ------   ----------     ------      ----     ------   ----------


Interest-Earning Assets:
  Loans receivable(1)                      $5,723       $932       $195     $6,850       $3,486   ($1,170)     ($162)      $2,154
  Loans exempt from federal
    income taxes(2)                           (8)          6        (1)        (3)          (9)        (7)          1        (15)
  Taxable investment securities               118       (22)        (3)         93        (105)         13        (1)        (93)
  Mortgage-related securities               (211)        308       (31)         66        (427)      (143)         24       (546)
  Investment securities exempt
    from federal income taxes(2)             (33)         16          0       (17)          438       (31)       (19)         388
  Other securities                          (326)         68       (39)      (297)        (460)       (40)         18       (482)
                                         ------------------------------------------  ---------------------------------------------
    Total interest-earning assets          $5,262     $1,185       $245      6,692       $2,923   ($1,378)     ($139)       1,406
                                         ===============================-----------  =================================------------

Interest-Bearing Liabilities:
  NOW deposits                                $21       $112         $5       $138          $16     ($206)       ($4)      ($194)
  Money market deposits                       584        471        238      1,293          179       (17)        (3)         159
  Savings deposits                           (14)         29          0         15            4      (139)          0       (135)
  Time deposits                             (458)        881       (43)        380          508      (932)       (48)       (472)
  Other borrowings                          2,667        326        587      3,580          559       (22)       (13)         524
                                         ------------------------------------------  ---------------------------------------------
    Total interest-bearing liabilities     $2,800     $1,819       $787      5,406       $1,266   ($1,316)      ($68)       (118)
                                         =================================---------  ===================================----------
Net change in net interest income                                           $1,286                                         $1,524
                                                                          =========                                     ==========

(1) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
(2) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields. The amount of taxable-equivalent adjustments were $383 for 2000, $390 for 1999 and $263 for 1998.

PROVISION FOR LOAN LOSSES

         During 2000, the Corporation made a provision of $1.2 million to the allowance for loan losses, as compared to a provision of $956,000 in 1999 and $314,000 in 1998. The 2000 increase reflected the growth in the overall loan portfolio especially in higher risk categories of commercial and consumer (primarily automobile) loans and management's assessment of general economic conditions. Net loan charge-offs for 2000 decreased by $116,000, over 1999 to $276,000. This compares to charge-offs of $65,000 in 1998. Although management considers the allowance for loan losses to be adequate to provide for potential losses in the loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that the subsidiary banks will not be required to make further and possibly larger additions to their allowance in the future.

NON-INTEREST INCOME

         Non-interest income increased $540,000 in 2000 and $184,000 in 1998. The composition of non-interest income is shown in the following table (in thousands).


                                                                           For the Year Ended December 31,
                                                                      2000              1999              1998
                                                            ----------------------------------------------------

              Service charges on deposit accounts                    $1,030            $1,009              $982
              Service charges on loans                                  488               419               451
              Net gain on securities sales                                2                 9               219
              Net gain on loan sales                                      0                18               226
              Net gain on sale of premises                            1,053               633                 0
              Other                                                   1,458             1,403             1,429
                                                            ----------------------------------------------------
                  Total noninterest income                           $4,031            $3,491            $3,307
                                                            ====================================================

         Service charge income on deposit accounts increased $21,000 in 2000 and $27,000 in 1999. The increases in both years can be attributed to growth in accounts subject to service charges as well as growth in overdraft fees collected in those years.

         Service charges on loans increased $69,000 from $419,000 in 1999 to $488,000 in 2000. The 2000 increase is due directly to the increase in loans closed during the year. The decrease in loan fees from 1998 to 1999 can be attributed to the high volume of loan refinancing that occurred in 1998.

         The Corporation recorded a net gain of $2,000 on the sale of $998,000 of securities in 2000, $9,000 on the sale of $2.7 million of securities in 1999 and $219,000 on the sale of $27.8 million of securities in 1998. The proceeds from the sale of the investments were used to fund loan demand.

         The Corporation did not record any gains on the sale of loans in 2000, compared to $18,000 in 1999 and $226,000 in 1998. Lower market interest rates led to higher loan prices in 1998. The Corporation took advantage of the higher prices and sold a portion of the residential loan portfolio in 1998. Higher interest rates in 1999 and 2000 resulted in reduced opportunities to sell loans.

         In each of the years 2000 and 1999, the Corporation sold one of its banking facilities and subsequently leased it backed from the new owners. The 2000 transaction resulted in an immediate gain of $786,000 while the 1999 transaction resulted in an immediate gain of $537,000 at the time of the sale. The remaining portion of the gains will be recognized monthly over the terms of the leases. During 1999, $96,000 was accreted into income related to the 1999 transaction. During 2000, $267,000 was accreted into income related to the 1999 transaction No income has yet been accreted on the 2000 transaction.

NON-INTEREST EXPENSE

         Non-interest expense increased $584,000 (3.9%) for the year ended December 31, 2000, and increased $1.5 million (11.3%) for the year ended December 31, 1999. The major components of non-interest expense are shown in the following table (in thousands).


                                                                        For the Year Ended December 31,
                                                                  2000              1999              1998
                                                            ----------------------------------------------------


              Salaries and employee benefits                         $8,893            $8,406            $7,685
              Premises and equipment                                  2,524             2,231             2,097
              Data processing fees                                      873               921               915
              Federal deposit insurance premiums                         83               116               115
              Merger-related expenses                                   170               510                 0
              Other                                                   2,997             2,772             2,621
                                                            ----------------------------------------------------
                  Total noninterest expense                         $15,540           $14,956           $13,433
                                                            ====================================================

         Salaries and employee benefits increased $487,000 in 2000, reflecting additional staff hires particularly in the loan generation and loan services area, higher benefit costs, changes in personnel and normal pay raises. Salaries and employee benefits increased $721,000 in 1999. Besides normal pay increases and staff additions in 1999 the Corporation expensed $290,000 associated with employee bonuses that were paid in the year 2000 based on 1999 performance. The 1999 increase also reflected the higher cost of employee benefits, particularly medical insurance which increased $131,000.

         Premises and equipment expense increased $293,000 in 2000 and $134,000 in 1999. The lease payments associated with the facilities sold in 2000 and 1999 and maintenance of the Corporation's facilities contributed to the increase.

         Data processing fees decreased $48,000 in 2000 and increased $6,000 in 1999. The decrease in 2000 was due the negotiating a new contract with the Corporation's data processing service provider.

         Federal deposit insurance fees represent premiums paid for FDIC insurance on the banks' deposits. The FDIC assesses the banks based on the level of deposits. In 2000 the premiums paid by the Corporation amounted to $83,000 compared to $116,000 in 1999 and $115,000 in 1998. The decrease in the 2000 insurance premium was due to the reduced charge levied against financial institutions paying into the Savings Association Insurance Fund.

         In 2000, the Corporation expensed $170,000 of costs associated the pending acquisition of CBOC, Inc. In 1999 the Corporation incurred $510,000 in expenses related to the Pyramid Bancorp acquisition. These expenses consisted of legal fees, accounting fees, printing costs and consulting fees.

         Other expenses increased $225,000 in 2000 compared to 1999. Other expenses increased $151,000 in 1999. The increases are the result of changes in operating expenses such as consulting fees, examination costs, accounting fees, and employee training.

INCOME TAXES

         The Corporation's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans and interest income on assets held in the portfolios of M&M Lincoln Investment Corporation, Lincoln Investment Management Corporation and GSB Investments for which state taxes are not imposed. The Corporation recorded provisions for income taxes totaling $2.1 million in 2000, $1.9 million in 1999 and $2.0 million in 1998. The corresponding effective tax rate for the same years were 32.8%, 35.9% and 34.7%. The increased effective tax rate in 1999 is the result of merger related expenses of $510,000 which were not tax deductible.

NET INCOME

         For the years ended December 31, 2000, 1999 and 1998, the Corporation posted net income of $4.2 million, $3.4 million and $3.9 million, respectively. The 2000 and 1999 earnings were effected by one-time merger-related expenses associated with the pending acquisition of CBOC, Inc and the completed acquisition of Pyramid Bancorp offset by the gain on sales of premises in those years.

LOANS RECEIVABLE

         Net loans receivable increased $70.6 million, or 19.4%, from $363.4 million at December 31, 1999, to $434.1 million at December 31, 2000. Loans receivable consist mainly of commercial loans secured by business assets, real estate and guarantees and mortgages secured by residential properties located in the Corporation's primary market area. The following table shows the composition of the Corporation's loan portfolio on the dates indicated (in thousands):



                                                                                   At December 31,
                                                     2000              1999             1998              1997             1996
                                              --------------------------------------------------------------------------------------

  First Mortgage:
    Conventional single-family residential            $90,244           $70,836          $61,685           $72,538          $73,829
    Commercial and multifamily residential            160,482           145,241          127,034            93,673           75,420
    Construction and land                              47,039            32,618           20,194            22,246           16,635
    Farmland                                              307               296              326               139              252
                                              --------------------------------------------------------------------------------------
                                                      298,072           248,991          209,239           188,596          166,136
  Commercial business loans                           105,367            88,332           80,238            71,262           57,764
  Consumer and installment loans                       28,766            19,729           16,250            14,624           13,493
  Lease financing                                       1,606             2,017            2,599             2,311              599
  Home equity loans                                     4,457             6,960            6,576             6,013            5,325
  Other                                                   321             1,031              930             1,086              838
                                              --------------------------------------------------------------------------------------
                                                      140,517           118,069          106,593            95,296           78,019
  Less:
    Deferred loan fees                                     24                43               53                65               30
    Allowance for loan losses                           4,509             3,582            3,018             2,769            2,610
                                              --------------------------------------------------------------------------------------
                                                     $434,056          $363,435         $312,761          $281,058         $241,515
                                              ======================================================================================


         The following table presents information as of December 31, 2000 regarding first mortgage and commercial business loan maturities and contractual principal repayments of loans during the periods indicated. Loans with adjustable interest rates are shown maturing in the year of their contractual maturity. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. (dollars in thousands)


                                                                           AFTER ONE BUT
                                                                            WITHIN FIVE
                                                        WITHIN ONE YEAR        YEARS       AFTER FIVE YEARS       TOTAL
                                                        ----------------------------------------------------------------------

          COMMERCIAL BUSINESS LOANS                              $55,518          $46,153           $ 3,696         $ 105,367
          FIRST MORTGAGE LOANS                                    69,140          142,302            86,630           298,072
                                                        ----------------------------------------------------------------------
                                                                $124,658         $188,455           $90,326          $403,439
                                                        ======================================================================
          LOANS MATURING AFTER ONE YEAR WITH:
          FIXED INTEREST RATES                                                   $177,529           $35,739
          VARIABLE INTEREST RATES                                                  10,926            54,587
                                                                          ----------------------------------
                                                                                 $188,455           $90,326
                                                                          ==================================

ALLOWANCE FOR LOAN LOSSES

         The Corporation maintains an allowance for loan losses to absorb estimated losses in its loan portfolio. Management's determination of the adequacy of the allowance is based on review of specific loans, past loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in the risk factors of the loan portfolio, the allowance is below the level considered to be adequate to absorb estimated losses, the periodic provision to the allowance is increased. Loans deemed uncollectible are charged off and deducted from the allowance. The allowance for loan losses increased from $3.6 million at December 31, 1999, to $4.5 million at December 31, 1999. This increase was primarily due to the growth in loan portfolio and the general uncertainty regarding economic conditions, and to a lesser extent the increase in non-performing loans and charge-offs recorded in 2000 and 1999. The ratio of the allowance for loan losses to total loans was 1.04% for 2000 and 0.99% in 1999. Based on the present economic environment and its present analysis of the financial condition of the borrowers, the Corporation considers the present allowance to be appropriate and adequate to cover potential losses inherent in the loan portfolio, however, changes in future economic conditions and in the financial condition of borrowers cannot be predicted at this time. Deterioration in such conditions could result in increases in charge-offs or adversely classified loans and accordingly, in additional provisions for loan losses.

         The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table (dollars in thousands):


                                                                      At or for the Year Ended At December 31,
                                                     2000              1999             1998              1997             1996
                                            --------------------------------------------------------------------------------------

  Balance at beginning of year                       $3,582            $3,018           $2,769            $2,610           $2,191
  Charge-offs:
    Conventional single-family mortgage
      Residential                                        89                25                0                 0               70
    Commercial business loans                           107               290               42                25              141
    Consumer and installment loans                       92                94               41                50               10
                                            --------------------------------------------------------------------------------------
  Total charge-offs                                     288               409               83                75              221
  Recoveries                                           (12)              (17)             (18)               (7)             (35)
                                            --------------------------------------------------------------------------------------
  Net charge-offs                                       276               392               65                68              186
  Provisions charged to operations                    1,203               956              314               227              605
                                            --------------------------------------------------------------------------------------
  Balance at end of year                             $4,509            $3,582           $3,018            $2,769           $2,610
                                            ======================================================================================
  Ratios:
   Net charge-offs to average
     loans outstanding                                0.07%             0.12%            0.02%             0.03%            0.08%
   Net charge-offs to total allowance                 6.12%            10.97%            2.15%             2.46%            7.13%
   Allowance to year end gross loans
     outstanding                                      1.04%             0.98%            0.96%             0.98%            1.07%


NON-PERFORMING AND DELINQUENT LOANS

         When in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status and interest previously accrued but unpaid is deducted from interest income. The Corporation does not recognize income on any loans past due 90 days or more. In 2000, $42,000 of additional income on nonaccrual loans would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the year. Additionally, in 2000 the Corporation recorded $56,000 of interest income on non-accrual loans. The following table summarizes non-performing assets on the dates indicated (dollars in thousands):


                                                                                   At December 31,
                                                    2000              1999             1998              1997             1996
                                             --------------------------------------------------------------------------------------

  Nonaccrual loans                                   $ 1,760           $ 2,251          $ 1,508           $ 1,275          $ 1,549
  Other real estate owned                                117               107                0               228                0
                                             --------------------------------------------------------------------------------------
  Total non-performing assets                        $ 1,877           $ 2,358          $ 1,508           $ 1,275          $ 1,549
                                             ======================================================================================
  Ratios:
   Non-accrual loans to total loans                    0.40%             0.61%            0.48%             0.45%            0.63%
   Allowance to non-accrual loans                    256.19%           159.08%          200.13%           217.18%          168.50%
   Non-performing assets to total assets               0.35%             0.50%            0.34%             0.38%            0.43%


INVESTMENT AND MORTGAGE RELATED SECURITIES

         The investment portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management and lastly its earning potential. Investment securities at December 31, 2000 were $61.6 million compared to $66.1 million on December 31, 1999. The balance of investment securities decreased primarily as a result of the additional funding needed to support the loan portfolio growth.

         Management determines the appropriate classification of securities (including mortgage-related securities) at the time of purchase.
Held-to-maturity securities are stated at amortized cost where as available for sale securities are stated at fair value with changes in fair value reflected as a component of equity, net of tax. See notes one and two to Consolidated Financial Statements for further details.

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

         The reason for the decrease in investment securities is the increase in demand for funds for lending purposes. Funding for additional loans came primarily from government agency mortgage-backed securities which either matured or prepaid. The following table sets forth the Corporations estimated fair value of investment securities available-for-sale at the dates indicated (in thousands):

                                                                                At December 31,
                                                                       2000            1999             1998
                                                            ---------------------------------------------------

              Mutual funds                                           $3,044            $3,038           $3,059
              U.S. Treasury and other
                government agency securities                          8,331            11,687            7,765
              Small Business Administration
                certificates                                            393               444              628
              State and political subdivision securities             16,707            17,618           10,668
              Corporate bonds                                            50                --               --
              Collateralized mortgage obligations                    12,458             9,264            8,401
              Government agency mortgage-backed
                securities                                           20,629            24,078           30,272
                                                            ---------------------------------------------------
                                                                    $61,612           $66,129          $60,793
                                                            ===================================================


         The following table sets forth the Corporation's amortized cost of investment securities held-to-maturity at the dates indicated (in thousands):

                                                                                At December 31,
                                                                     2000              1999             1998
                                                            ---------------------------------------------------

              State and political subdivision securities               $  0              $  0          $ 5,794
              Government agency mortgage-backed
                securities                                                0                 0            1,165
                                                            ---------------------------------------------------
                                                                         $0                $0          $ 6,959
                                                            ===================================================

         The maturity distribution (based upon the average life), and weighted average yield of the securities portfolio of the Corporation as of December 31, 2000 are summarized in the following table (dollars in thousands):

                                          WITHIN ONE YEAR        ONE TO FIVE YEARS        FIVE TO TEN YEARS         OVER TEN YEARS
                                      ----------------------------------------------------------------------------------------------
                                                   WEIGHTED                WEIGHTED                 WEIGHTED                WEIGHTED
                                                    AVERAGE                AVERAGE                  AVERAGE                 AVERAGE
                                        AMOUNT       YIELD       AMOUNT      YIELD       AMOUNT       YIELD       AMOUNT      YIELD
                                      ----------------------------------------------------------------------------------------------

MUTUAL FUNDS                              $3,173        6.53%  $    --         -- %    $   --         -- %       $  --         -- %
U.S. TREASURY AND OTHER
  GOVERNMENT AGENCY SECURITIES             2,873        5.21      4,513       5.75       1,008       6.47           --         --
SMALL BUSINESS ADMINISTRATION
  CERTIFICATES                               ---         --         113       7.69          82      11.37           184       8.61
STATE AND POLITICAL SUBDIVISION
  CERTIFICATES                                15        5.60      2,342       5.12      10,435       4.81         4,151       4.45
CORPORATE BONDS                               50        6.33        --         --          --         --            --         --
COLLATERALIZED MORTGAGE OBLIGATIONS          978        6.63      9,325       6.67       1,950       6.41           200       6.44
GOVERNMENT AGENCY MORTGAGE-BACKED
  SECURITIES                                 292        6.49      9,115       6.30       8,125       6.46         3,182       6.34
                                      ---------------------------------------------------------------------------------------------
                                          $7,381        6.66%  $ 25,408       6.23%    $21,600       5.68%       $7,717       5.38%
                                      ============================================================================================

         Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment based on amortized costs.

TOTAL DEPOSITS

         The Corporation continues to stress its philosophy of core deposit accumulation and retention as the fundamental basis for sound growth and profitability. Core deposits consist of all deposits other than public funds and certificates of deposit in excess of $100,000.

         Deposits increased $24.5 million to $401.8 million on December 31, 2000, from $377.3 million on December 31, 1999. This compares to a $5.2 million increase in 1999. The average increase in time deposits occurred via increases in retail certificates of deposits and retail jumbo certificates of deposits, while the increase in non-interest bearing demand deposits can be attributed to the additional commercial account relationships being established by the Banks. The following table sets forth the average amount of and the average rate paid by the Banks on deposits by deposit category (dollars in thousands):

                                                                                 At December 31,
                                                          2000                         1999                        1998
                                               ------------------------------------------------------------------------------------
                                                  AVERAGE       AVERAGE        Average       Average       Average       Average
                                                  AMOUNT          RATE         Amount         Rate          Amount        Rate
                                               ------------------------------------------------------------------------------------

  Non-interest-bearing demand deposits             $ 60,004          0.00%      $ 55,933         0.00%      $ 50,518        0.00%
  NOW and money market deposits                      81,085          3.87         63,847         2.67         58,352        2.98
  Savings deposits                                   70,411          2.16         71,082         2.12         70,889        2.31
  Time deposits                                     176,073          5.50        185,185         5.03        176,039        5.55
                                               ------------------------------------------------------------------------------------
                                                  $ 387,573          3.70%     $ 376,047         3.33%     $ 355,798        3.69%
                                               ====================================================================================

         Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 2000, are summarized as follows (in thousands):


                       3 MONTHS OR LESS                               $21,008
                       OVER 3 THROUGH 6 MONTHS                          5,014
                       OVER 6 THROUGH 12 MONTHS                         9,217
                       OVER 12 MONTHS                                   2,705
                                                                -------------
                          TOTAL                                       $37,944
                                                                =============

SHORT-TERM BORROWINGS

         Although deposits are the Corporation's primary source of funds, the Corporation's policy has been to utilize short-term borrowings as an alternative for less costly source of funds. The Corporation utilizes short-term borrowings as a part of its asset/liability management strategy. Borrowings are secured when management believes it can profitably re-invest those funds for the benefit of the Corporation. A significant component of the Corporation's short-term borrowings are federal funds purchased and advances from the Federal Home Loan Bank (FHLB) of Chicago. The FHLB advances are collateralized by the capital stock of the FHLB-Chicago held by the Corporation and certain mortgage loans and mortgage related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

         The following table shows outstanding amounts of short-term borrowings together with the weighted average interest rates, at December 31, for each of the past three years (dollars in thousands).

                                                                                 At December 31,
                                                          2000                         1999                        1998
                                               ------------------------------------------------------------------------------------
                                                 BALANCE         RATE         Balance         Rate        Balance         Rate
                                               ------------------------------------------------------------------------------------

  Federal Funds purchased                          $ 33,450        6.92%         $ 7,450        5.74%        $ 9,500        5.24%
  Federal Home Loan Bank borrowings                  39,400        6.80           31,700        5.84           5,900        5.20
                                               ------------------------------------------------------------------------------------
                                                   $ 72,850        6.86%        $ 39,150        5.82%        $15,400        5.22%
                                               ====================================================================================

         The following table shows the maximum amounts outstanding of short-term borrowings, together with the weighted average interest rates, at December 31, for each of the past three years (dollars in thousands).

                                                                                At December 31,
                                                                     2000              1999            1998
                                                            ---------------------------------------------------

              Federal Funds purchased                              $ 33,450            $7,450           $9,500
              Federal Home Loan Bank borrowings                      43,400            31,700            5,900
                                                            ---------------------------------------------------
                                                                    $76,850           $39,150          $15,400
                                                            ===================================================

         The following table shows for the periods indicated the daily average amount outstanding for the categories of short-term borrowings, the interest paid and the weighted average rates (dollars in thousands).

                                                                                 At December 31,
                                                          2000                         1999                        1998
                                               ------------------------------------------------------------------------------------
                                                 BALANCE         RATE         Balance         Rate        Balance         Rate
                                               ------------------------------------------------------------------------------------

  Federal Funds purchased                          $ 24,519        6.77%         $ 6,172        5.44%       $ 1,919         5.74%
  Federal Home Loan Bank borrowings                  38,302        6.62            7,573        5.82          3,189         5.55
                                               ------------------------------------------------------------------------------------
                                                   $ 62,821        6.68%         $13,745        5.65%       $ 5,108         5.62%
                                               ====================================================================================

CAPITAL RESOURCES AND ADEQUACY

         Stockholders' equity increased from $40.4 million at December 31, 1999 to $42.8 million at December 31, 2000. The $4.2 million increase from net income and the $1.1 million decrease in the unrealized loss on securities available-for-sale was offset by the payment of $1.4 million in cash dividends to shareholders and the net purchase of treasury shares of $1.5 million.

         Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percent of total assets and total capital as a percent of risk-based assets. The minimum core capital requirement ranges from 3% to 5% of total assets, depending upon the Federal Reserve Board's determination of the financial institution's strength. Similar capital guidelines are also established for the individual banking subsidiaries of the Corporation. Most financial institutions are required to meet a minimum core capital requirement of 4% or more of total assets. The regulations assign risk weightings to assets and off-balance sheet items and require minimum risk-based capital ratios. Bank holding companies generally are required to have total capital equal to not less than 8% of risk weighted assets. Core capital consists principally of stockholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. As of December 31, 2000, the Corporation had a core-capital to total assets ratio of 7.95%, and Lincoln State Bank, Franklin State Bank, Grafton State Bank and Lincoln Community Bank had risk-based capital ratios of 9.50%, 9.09%, 10.99% and 10.27%, respectively. These ratios are above the 2000 minimum requirements established by regulatory agencies.

         For a summary of the Banks' regulatory capital ratios at December 31, 2000, please see Note Seven to the Consolidated Financial Statements.

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

         The Corporation's liquidity, represented by cash and cash equivalents, is a product of its operating activities, investing activities and financing activities. These activities are summarized below (dollars in thousands):


                                                                                     Year Ended December 31,
                                                                            2000             1999              1998
                                                                    ----------------------------------------------------

              Cash and cash equivalents at beginning of period               $22,791          $40,562           $26,050
              Operating Activities:
                Net income                                                     4,240            3,403             3,850
                Adjustments to reconcile net income to net cash
                    provided by operating activities                           (584)            (427)               552
                                                                    ----------------------------------------------------
                Net cash provided by operating activities                      3,856            3,656             5,020
              Net cash used by investing activities                         (64,439)         (51,765)          (36,180)
              Net cash provided by financing activities                       56,593           30,338            45,672
                                                                    ----------------------------------------------------
              Increase (decrease) in cash and cash equivalents               (3,990)         (17,771)            14,512
                                                                    ----------------------------------------------------
                  Cash and cash equivalents at end of period                 $18,801          $22,791           $40,562
                                                                    ====================================================


         Net cash was provided by operating activities during the years ended December 31, 2000, 1999 and 1998 primarily as a result of normal ongoing business operations. The non-cash items, such as the provisions for loan losses and depreciation and the net amortization of premiums, also contributed to net cash provided by operating activities during these periods.

         Liquidity is also necessary at the parent company level. The parent company's primary source of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $2.2 million, $1.7 million and $4.8 million for the years ended December 31, 2000, 1999 and 1998 respectively, and will continue to be the parent's main source of long-term liquidity. The dividends from the Banks were sufficient to pay cash dividends to the Corporation's shareholders of $1.4 million, $1.2 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the parent company had two $10.0 million lines of credit with unaffiliated banks, with an outstanding balance of $2.7 million.

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

         The following table shows the interest rate sensitivity gap for four different time intervals as of December 31, 2000. Assumptions regarding prepayment and withdrawal rates are based upon the Corporation's historical experience, and management believes such assumptions are reasonable.


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
                                                --------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)

   INTEREST-EARNING ASSETS:
   FIXED-RATE MORTGAGE LOANS                           $28,948        $17,957       $129,004        $30,890      $206,799
   ADJUSTABLE-RATE MORTGAGE LOANS                       28,628         13,169         39,278            121        81,196
                                                --------------------------------------------------------------------------
         TOTAL MORTGAGE LOANS                           57,576         31,126        168,282         31,011       287,995
   COMMERCIAL BUSINESS LOANS                            52,871          8,616         46,815          3,740       112,042
   CONSUMER LOANS                                        7,464          3,239         18,691          2,619        32,013
   LEASE FINANCING                                           0              0          1,606              0         1,606
   HOME EQUITY LOANS                                     4,356              6             97              0         4,459
   TAX-EXEMPT LOANS                                        450              0              0              0           450
   MORTGAGE-RELATED SECURITIES                          15,957            974          9,370          6,786        33,087
   FIXED RATE INVESTMENT SECURITIES AND OTHER            3,476          3,492          3,777         14,293        25,038
   VARIABLE RATE INVESTMENT SECURITIES AND  OTHER        5,511          3,022             25             25         8,583
                                                --------------------------------------------------------------------------
         TOTAL INTEREST-EARNING ASSETS                $147,661        $50,475       $248,663        $58,474      $505,273
                                                ==========================================================================

   INTEREST-BEARING LIABILITIES:
   DEPOSITS
     TIME DEPOSITS                                     $76,187        $50,588        $45,916             $0      $172,691
     NOW ACCOUNTS                                        1,767          1,767         17,669          8,245        29,448
     SAVINGS ACCOUNTS                                    3,895          4,598         38,947         17,471        64,911
     MONEY MARKET ACCOUNTS                              26,261          2,293         22,929         10,840        62,323
     ADVANCE PAYMENTS FOR TAXES AND INSURANCE                0            346              0              0           346
     BORROWINGS                                         77,715          6,400          4,300              0        88,415
                                                --------------------------------------------------------------------------
       TOTAL INTEREST-BEARING LIABILITIES             $185,825        $65,992       $129,761        $36,556      $418,134
                                                ==========================================================================
   INTEREST-EARNING ASSETS LESS
   INTEREST-BEARING
     LIABILITIES                                     ($38,164)      ($15,517)       $118,902        $21,918       $87,139
                                                ==========================================================================
   CUMULATIVE INTEREST RATE SENSITIVITY GAP          ($38,164)      ($53,681)        $65,221        $87,139
                                                ============================================================
   CUMULATIVE INTEREST RATE SENSITIVITY GAP AS
   A PERCENTAGE OF TOTAL ASSETS                        (7.09%)        (9.98%)         12.12%         16.20%
                                                ============================================================


         At December 31, 2000, the Corporation's cumulative ratio of interest-rate sensitive assets to interest-rate sensitive liabilities was a negative 7.1% for six months and a negative 10.0% for one year maturities. Therefore the Corporation is negatively gapped and may benefit from falling interest rates.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Corporation utilizes no derivatives to mitigate its interest rate risk. To control credit risk, the Corporation relies instead on loan review and an adequate loan loss reserve (see Management's Discussion and Analysis of Financial Condition and Results of Operation).

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

         Along with the analysis of the interest rate sensitivity gap, determining the sensitivity of future earnings to a hypothetical +/- 200 basis parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to measure the interest rate sensitivity gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12 month period is compared to the pretax income calculated using flat rates. This difference represents the Corporation's earning sensitivity to a +/- 200 basis point parallel rate shock. The table below illustrates these amounts as of December 31, 2000.


                                                 ESTIMATED
                                          2001 PRETAX NET INTEREST
                                                   INCOME                                        PERCENT CHANGE IN NET
          CHANGE IN INTEREST RATES         (DOLLARS IN THOUSANDS)          ACTUAL CHANGE            INTEREST INCOME
          ------------------------------ --------------------------- -------------------------- -------------------------
          200 BASIS POINT RISE                    $19,049                    $(1,152)                   (5.70%)
          150 BASIS POINT RISE                     19,351                       (850)                   (4.21%)
          100 BASIS POINT RISE                     19,622                       (579)                   (2.87%)
          50 BASIS POINT RISE                      19,919                       (282)                   (1.40%)
          BASE SCENARIO                            20,201                          0                     0.00%
          50 BASIS POINT DECLINE                   20,491                        290                     1.44%
          100 BASIS POINT DECLINE                  20,787                        586                     2.90%
          150 BASIS POINT DECLINE                  21,088                        887                     4.39%
          200 BASIS POINT DECLINE                  21,380                      1,179                     5.84%


         These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve and the change in spread between key market rates. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances are included within the simulation process. This action would include, but would not be limited to, adjustments to the repricing characteristics of any on or off balance sheet item with regard to short-term rate projections and current market value assessments.

         Another component of interest rate risk, fair value at risk, is determined by the Corporation through the technique of simulating the fair value of equity in changing rate environment. This technique involves determining the present value of all contractual asset/liability cash flows (adjusted for prepayments) based on predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 200 basis points from flat rates to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 1.0% of the market value of the Corporation as of December 31, 2000.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The consolidated statements of financial condition of the Corporation and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in period ended December 31, 2000, along with the related notes to the consolidated financial statements and the report of Ernst & Young LLP, independent auditors are attached.

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

                     Report of Independent Auditors

                     Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

                     Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998

                     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998

                     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

         (B) REPORTS ON FORM 8-K:
                  No reports on Form 8-K were filed in the last quarter of 2000. The Corporation filed on a report Form 8-K on January 29, 2001 and Amendment No. 1 thereto on March 28, 2001 in regards to its acquisition of CBOC., Inc.

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

                             Date:  March 29, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     PRINCIPAL EXECUTIVE OFFICERS


     /s/ James F. Bomberg                 President & Chief Executive Officer          March 29, 2001
     ------------------------------------
     James F. Bomberg

     /s/ James C. Mroczkowski             Vice President & Chief Financial Officer     March 29, 2001
     ------------------------------------
     James C. Mroczkowski

     DIRECTORS

     /s/ Michael J. Murry                 Chairman of the Board of Directors           March 29, 2001
     ------------------------------------
     Michael J. Murry

     /s/ James F. Bomberg                 Director                                     March 29, 2001
     ------------------------------------
     James F. Bomberg

     /s/ Thomas F. Gapinski               Director                                     March 29, 2001
     ------------------------------------
     Thomas F. Gapinski

     /s/ Nicholas S. Logarakis            Director                                     March 29, 2001
     ------------------------------------
     Nicholas S. Logarakis

     /s/ Conrad C. Kaminski               Director                                     March 29, 2001
     ------------------------------------
     Conrad C. Kaminski

     /s/ David A. Kaczynski               Director                                     March 29, 2001
     ------------------------------------
     David A. Kaczynski

     /s/ Keith C. Winters                 Director                                     March 29, 2001
     ------------------------------------
     Keith C. Winters

     /s/ Duane P. Cherek                  Director                                     March 29, 2001
     ------------------------------------
     Duane P. Cherek

                                          Director                                     March 29, 2001
     ------------------------------------
     James A. Sass





     /s/ Thomas J. Sheehan                Director                                     March 29, 2001
     ------------------------------------
     Thomas Sheehan

     /s/ Jerome T. Sarnowski              Director                                     March 29, 2001
     ------------------------------------
     Jerome Sarnowski

     /s/ James F. Kacmarcik               Director                                     March 29, 2001
     ------------------------------------
     James Kacmarcik

                                          Director                                     March 29, 2001
     ------------------------------------
     Gervase Rose

     /s/ J. Michael Bartels               Director                                     March 29, 2001
     ------------------------------------
     J. Michael Bartels

     /s/ Casimir S. Janiszewski           Director                                     March 29, 2001
     ------------------------------------
     Casimir S. Janiszewski


                           Merchants and Manufacturers
                      Bancorporation, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 2000 and 1999




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


                         Report of Independent Auditors

The Board of Directors and Stockholders
Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries (the Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



/s/Ernst & Young LLP
--------------------
Ernst & Young LLP

Milwaukee, Wisconsin
March 2, 2001

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                 Consolidated Statements of Financial Condition



                                                                                   DECEMBER 31
                                                                              2000              1999
                                                                         -------------------------------
                                                                             (Dollars In Thousands)

ASSETS
Cash and due from banks                                                    $   16,727        $  15,674
Interest-bearing deposits at other banks                                          996            4,907
Federal funds sold                                                              1,078            2,210
                                                                           ---------------------------
Cash and cash equivalents                                                      18,801           22,791
Securities available-for-sale at fair value:
   Investment securities                                                       28,525           32,787
   Mortgage-related securities                                                 33,087           33,342
Loans receivable, net                                                         434,056          363,435
Accrued interest receivable                                                     3,209            2,426
Federal Home Loan Bank stock                                                    3,002            2,511
Premises and equipment                                                          8,283            9,613
Other assets                                                                    8,945            7,478
                                                                           ---------------------------
Total assets                                                               $  537,908        $ 474,383
                                                                           ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                                $  401,836        $ 377,333
   Borrowings                                                                  88,415           53,398
   Accrued interest payable                                                     1,016              777
   Advance payments by borrowers for taxes and insurance                          346              300
   Other liabilities                                                            3,519            2,149
                                                                           ---------------------------
Total liabilities                                                             495,132          433,957

Stockholders' equity:
   Common stock $1.00 par value; 6,000,000 shares authorized;
     shares issued: 2,127,888--2000 and 1999; shares outstanding:
     2,061,316--2000; 2,109,773--1999                                           2,128            2,128
   Additional paid-in capital                                                  13,857           13,945
   Net unrealized loss on securities available-for-sale                          (314)          (1,397)
   Retained earnings                                                           29,314           26,434
   Treasury stock, at cost (66,572 shares--2000; 18,115
     shares--1999)                                                             (2,209)            (684)
                                                                           ---------------------------
Total stockholders' equity                                                     42,776           40,426
                                                                           ---------------------------
Total liabilities and stockholders' equity                                 $  537,908        $ 474,383
                                                                           ===========================






See accompanying notes.                                                        2

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                        Consolidated Statements of Income




                                                                      YEAR ENDED DECEMBER 31
                                                              2000             1999             1998
                                                         ----------------------------------------------
                                                             (In Thousands, Except Per Share Amounts)

Interest income:
   Loans, including fees                                  $  34,181        $   27,333       $   25,189
   Investment securities:
     Taxable                                                  1,112             1,019            1,112
     Exempt from federal income taxes                           709               720              464
   Mortgage-related securities                                2,149             2,083            2,629
   Other                                                        276               573            1,055
                                                          --------------------------------------------
Total interest income                                        38,427            31,728           30,449

Interest expense:
   Deposits                                                  14,343            12,517           13,159
   Borrowings                                                 5,062             1,482              958
                                                          --------------------------------------------
Total interest expense                                       19,405            13,999           14,117
                                                          --------------------------------------------
Net interest income                                          19,022            17,729           16,332
Provision for loan losses                                     1,203               956              314
                                                          --------------------------------------------
Net interest income after provision for loan                 17,819            16,773           16,018
   losses

Noninterest income:
   Service charges on deposits                                1,030             1,009              982
   Service charges on loans                                     488               419              451
   Net gain on securities sales                                   2                 9              219
   Net gain on loan sales                                         -                18              226
   Net gain on sale of premises                               1,053               633                -
   Other                                                      1,458             1,403            1,429
                                                          --------------------------------------------
Total noninterest income                                      4,031             3,491            3,307

Noninterest expenses:
   Salaries and employee benefits                             8,893             8,406            7,685
   Premises and equipment                                     2,524             2,231            2,097
   Data processing fees                                         873               921              915
   Federal deposit insurance premiums                            83               116              115
   Merger-related expenses                                      170               510                -
   Other                                                      2,997             2,772            2,621
                                                          --------------------------------------------
Total noninterest expenses                                   15,540            14,956           13,433
                                                          --------------------------------------------
Income before income taxes                                    6,310             5,308            5,892
Income taxes                                                  2,070             1,905            2,042
                                                          --------------------------------------------
Net income                                                $   4,240        $    3,403       $    3,850
                                                          ============================================
Basic earnings per share                                  $    2.03        $     1.62       $     1.86
                                                          ============================================
Diluted earnings per share                                $    2.01        $     1.58       $     1.80
                                                          ============================================
Dividends per share                                       $    0.65        $     0.57       $     0.49
                                                          ============================================



See accompanying notes.                                                        3

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                           Common Stock   Unrealized
                                                               and        Gain (Loss)
                                                            Additional   on Securities
                                                             Paid-in      Available-    Retained   Treasury
                                                             Capital      for-Sale      Earnings    Stock    Total
                                                          ----------------------------------------------------------
                                                                              (Dollars In Thousands)

Balance at December 31, 1997                                 $15,315      $     77     $21,389    $    (9)  $36,772
   Comprehensive income:
     Net income                                                    -             -       3,850          -     3,850
     Other comprehensive income -
       Change in unrealized loss on securities available-for-
         sale, net of deferred income taxes                        -           (87)          -          -       (87)
                                                                                                            -------
   Total comprehensive income                                                                                 3,763
   Issuance of new shares                                        349             -           -        (12)      337
   Fractional shares issued due to stock split and               (10)            -           -          -       (10)
     stock dividend
   Sale of common stock in connection with dividend
     reinvestment program                                        132             -           -          -       132
   Sale of treasury stock                                          6             -           -        104       110
   Purchase of treasury stock                                      -             -           -       (845)     (845)
   Cash dividends declared                                         -             -      (1,016)         -    (1,016)
   Exercise of stock options                                      67             -           -        128       195
                                                             ------------------------------------------------------
Balance at December 31, 1998                                  15,859           (10)     24,223       (634)   39,438
   Comprehensive income:
     Net income                                                    -             -       3,403          -     3,403
     Other comprehensive income -
       Change in unrealized loss on securities available-for-
         sale, net of deferred income taxes                        -        (1,387)          -          -    (1,387)
                                                                                                            -------
   Total comprehensive income                                                                                 2,016
   Sale of common stock in connection with dividend
     reinvestment program                                          4             -           -         67        71
   Purchase of treasury stock                                      -             -           -       (181)     (181)
   Cash dividends declared                                         -             -      (1,192)         -    (1,192)
   Exercise of Stock Options                                     210             -           -         64       274
                                                             ------------------------------------------------------
Balance at December 31, 1999                                  16,073        (1,397)     26,434       (684)   40,426
   Comprehensive income:
     Net income                                                    -             -       4,240          -     4,240
     Other comprehensive income -
       Change in unrealized loss on securities available-for-
         sale, net of deferred income taxes                        -         1,083           -          -     1,083
                                                                                                            -------
   Total comprehensive income                                                                                 5,323
   Sale of common stock in connection with dividend
     reinvestment program                                         (3)            -           -         65        62
   Purchase of treasury stock                                      -             -           -     (1,715)   (1,715)
   Cash dividends declared                                         -             -      (1,360)         -    (1,360)
     Exercise of Stock Options                                   (85)            -           -        125        40
                                                             ------------------------------------------------------
Balance at December 31, 2000                                 $15,985      $   (314)    $29,314    $(2,209)  $42,776
                                                             ======================================================







See accompanying notes.                                                       4

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows



                                                                            YEAR ENDED DECEMBER 31
                                                                        2000         1999         1998
                                                                    --------------------------------------
                                                                                (In Thousands)

OPERATING ACTIVITIES
Net income                                                           $   4,240     $   3,403    $   3,850
Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for loan losses                                           1,203           956          314
     Provision for depreciation                                            842           872          803
     Net amortization of investment securities premiums
       and discounts                                                        50           164          153
     Net realized gains on investment securities                            (2)           (9)        (219)
     Proceeds from sale of loans                                           200           680          680
     Net (gain) on sale of loans                                             -           (18)        (226)
     Net (gain) on sale of premises                                     (1,053)         (633)           -
     Net decrease in mortgage loans held for sale                            -             -          152
     Increase in accrued interest receivable                              (783)         (131)        (137)
     Increase (decrease) in accrued interest payable                       239          (138)         131
     Other                                                              (1,080)       (1,490)        (419)
                                                                     ------------------------------------
Net cash provided by operating activities                                3,856         3,656        5,020

INVESTING ACTIVITIES
Purchases of securities available-for-sale                              (6,696)      (17,995)     (46,311)
Proceeds from sales of securities available-for-sale                       998         2,704       27,791
Proceeds from redemption and maturities of securities
   available-for-sale                                                   11,798        14,637       16,896
Net increase in loans                                                  (72,921)      (52,293)     (32,511)
Purchases of premises and equipment                                     (1,609)         (634)      (2,038)
Proceeds from sale of premises                                           3,595         2,839            -
Proceeds from sales of real estate                                         887             -            -
Purchases of Federal Home Loan Bank stock                                 (491)       (1,023)          (7)
                                                                     ------------------------------------
Net cash used in investing activities                                  (64,439)      (51,765)     (36,180)


        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries


                                                                            YEAR ENDED DECEMBER 31
                                                                        2000         1999         1998
                                                                     --------------------------------------
                                                                                 (In Thousands)
FINANCING ACTIVITIES
Net increase in deposits                                                $24,503     $  5,215      $34,955
Net increase (decrease) in short-term borrowings                         33,917      (25,065)       7,191
Increase (decrease) in advance payments by borrowers for taxes
   and insurance                                                             46           87         (127)
Payments of cash dividends to stockholders                               (1,360)      (1,192)      (1,016)
Proceeds from long-term Federal Home Loan Bank advances
                                                                          1,500        5,500        5,000
Repayment of long-term Federal Home Loan Bank advances
                                                                           (400)      (4,500)        (250)
Purchase of treasury stock                                               (1,715)        (181)        (845)
Proceeds from sale of treasury stock                                        125          131          110
Proceeds from issuance of common stock                                      (23)         213          654
                                                                        ---------------------------------
Net cash provided by financing activities                                56,593       30,338       45,672
                                                                        ---------------------------------
Increase (decrease) in cash and cash equivalents                         (3,990)     (17,771)      14,512
Cash and cash equivalents at beginning of year                           22,791       40,562       26,050
                                                                        ---------------------------------
Cash and cash equivalents at end of year                                $18,801     $ 22,791      $40,562
                                                                        =================================
Supplemental cash flow information and noncash transactions:
     Interest paid                                                      $19,160     $ 13,378      $10,566
     Income taxes paid                                                    2,153        2,004        1,273
     Loans transferred to other real estate owned                           897          107            -








See accompanying notes.                                                        6

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000
                  (Dollars in Thousands, Except Share Amounts)



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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Corporation, its wholly owned subsidiaries, Lincoln State Bank (Lincoln), Franklin State Bank (Franklin), Lincoln Community Bank (Lincoln Community) and Grafton State Bank (Grafton)--collectively, "the Banks," M&M Services, which provides management services for the Banks, and Lincoln's wholly owned subsidiary, Lincoln Investment Corp., Lincoln Community's wholly owned subsidiary, Lincoln Investment Management Corporation and Grafton's wholly owned subsidiary, GSB Investments Inc., which manage an investment portfolio for the Banks. All significant intercompany accounts and transactions have been eliminated.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include amounts due from banks (both interest-bearing and non-interest-bearing) and federal funds sold.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)

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

INTEREST AND FEES ON LOANS

Interest on loans is recorded as income when earned. Loans are placed on nonaccrual status, generally recognizing interest as income when received, when in the opinion of management, the collectibility of principal or interest becomes doubtful.

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

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)


1. ACCOUNTING POLICIES (CONTINUED)

The Corporation had no impaired loans in 2000, 1999 or 1998.

A substantial portion of the Banks' loans are collateralized by real estate in metropolitan Milwaukee, Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the Banks' loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are susceptible to changes in market conditions in metropolitan Milwaukee.

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

EARNINGS PER SHARE INFORMATION

Earnings per share of common stock have been computed based on the weighted-average number of common stock and common stock equivalents, if dilutive, outstanding during each year. The resulting number of shares used in computing basic earnings per share is 2,093,393, 2,106,579 and 2,071,214, for the years ended December 31, 2000, 1999 and 1998, respectively. The number of shares used in computing diluted earnings per share is 2,110,036, 2,153,310 and 2,134,012, for the years ended December 31, 2000, 1999 and 1998, respectively.

RECLASSIFICATION
Certain 1998 and 1999 amounts have been reclassified to conform to the 2000 presentation.

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



1. ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING CHANGES

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, provides a comprehensive and consistent standard for the recognition of derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. However, special accounting is provided for certain derivatives that meet the definition of hedges. Changes in the fair value of derivatives that do not meet the definition of hedges are required to be reported in earnings in the period of change. The Company and Banks do not use derivative financial instruments such as futures, swaps, caps, floors, options or interest or principal-only strips of similar instruments. Therefore, SFAS No. 133 is not expected to have a significant impact on the Company. The Company will implement this statement on January 1, 2001.

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement 125." Statement 140 revised Statement 125 by requiring separate presentation in the statement of financial condition of assets pledged as collateral. Statement 140 further revises and clarifies rules regarding recognition and measurement for security transactions. The rules for recognition and measurement of security transactions are not effective until April 1, 2001. In contrast, separate presentation of assets pledged as collateral in the statement of financial condition and additional disclosures were effective for the Company's fiscal year ended December 31, 2000. Management does not anticipate the full adoption of this statement to have a material effect on the Company's financial statements. Additionally, SFAS No. 140, requires changes in accounting principles for mortgage banking activities, such as those of the Company. Because mortgage servicing assets of the Company are not significant, this statement is not expected to noticeably impact the Company.

       Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



2. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of securities:

                                                                   Gross         Gross
                                                    Amortized    Unrealized    Unrealized
                                                      Cost         Gains         Losses      Fair Value
                                                  ------------------------------------------------------

At December 31, 2000:
   Mutual funds                                      $  3,173      $   -          $  129      $  3,044
   U.S. treasury and other U.S. government
     agency securities                                  8,394          -              63         8,331
   Small Business Administration certificates             379         14               -           393
   State and political subdivision securities          16,943         71             307        16,707
   Corporate bonds                                         50          -               -            50
                                                  ----------------------------------------------------
   Investment securities                               28,939         85             499        28,525
   Collateralized mortgage obligations                 12,453        108             103        12,458
   Government agency mortgage-backed securities
                                                       20,714        128             213        20,629
                                                  ----------------------------------------------------
   Mortgage-related securities                         33,167        236             316        33,087
                                                  ----------------------------------------------------
                                                     $ 62,106       $321            $815       $61,612
                                                  ====================================================

                                                                    Gross         Gross
                                                     Amortized    Unrealized    Unrealized
                                                       Cost         Gains         Losses     Fair Value
                                                   -----------------------------------------------------
At December 31, 1999:
   Mutual funds                                      $  3,173      $   -          $  135      $  3,038
   U.S. treasury and other U.S. government agency
     securities                                        12,078          -             391        11,687
   Small Business Administration certificates             430         14               -           444
   State and political subdivision securities          18,557         34             973        17,618
                                                   ---------------------------------------------------
   Investment securities                               34,238         48           1,499        32,787
   Collateralized mortgage obligations                  9,481          5             222         9,264
   Government agency mortgage-backed securities
                                                       24,536         69             527        24,078
                                                   ---------------------------------------------------
   Mortgage-related securities                         34,017         74             749        33,342
                                                   ===================================================
                                                     $ 68,255      $ 122          $2,248      $ 66,129
                                                   ===================================================


        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)


2. INVESTMENT AND MORTGAGE-BACKED SECURITIES (CONTINUED)

Securities with a fair value of $21,769 at December 31, 2000 were pledged principally to secure borrowings.

The amortized cost and market value of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                        Amortized              Fair
                                                                          Cost                 Value
                                                                     ---------------------------------

Due in one year or less                                                $  2,892             $  2,886
Due after one year through five years                                     6,129                6,065
Due after five years through ten years                                    9,331                9,411
Due after ten years                                                       7,414                7,119
Mutual funds                                                              3,173                3,044
Collateralized mortgage obligations                                      12,453               12,458
Government agency mortgage-related securities                            20,714               20,629
                                                                       -----------------------------
                                                                       $ 62,106             $ 61,612
                                                                       =============================


Proceeds from sales of securities available-for-sale during the years ended December 31, 2000, 1999 and 1998, were $998, $2,704 and $27,791, respectively.
Gross gains of $8, $9 and $219 were recorded on those sales for the years ended December 31, 2000, 1999 and 1998, respectively. Gross losses of $6, $0 and $0 were also recorded in the years ended December 31, 2000, 1999 and 1998, respectively.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)





3. LOANS RECEIVABLE

Loans receivable consist of the following:


                                                                                    DECEMBER 31
                                                                                2000           1999
                                                                           ----------------------------

First mortgage:
   Conventional single-family residential                                   $  90,244        $  70,836
   Commercial and multifamily residential                                     160,482          145,241
   Construction                                                                47,039           32,618
   Farmland                                                                       307              296
                                                                            --------------------------
                                                                              298,072          248,991

Commercial business loans                                                     105,367           88,332
Consumer and installment loans                                                 28,766           19,729
Lease financing                                                                 1,606            2,017
Home equity loans                                                               4,457            6,960
Other                                                                             321            1,031
                                                                            --------------------------
                                                                              140,517          118,069
Less:
   Deferred loan fees                                                             (24)             (43)
   Allowance for loan losses                                                   (4,509)          (3,582)
                                                                            --------------------------
                                                                            $ 434,056        $ 363,435
                                                                            ==========================

Transactions in the allowance for loan losses are summarized as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                     2000       1999       1998
                                                                  -------------------------------

Balance at beginning of year                                       $ 3,582    $ 3,018    $ 2,769
   Provisions charged to operations                                  1,203        956        314
   Recoveries                                                           12         17         18
   Charge-offs                                                        (288)      (409)       (83)
                                                                   -----------------------------
Balance at end of year                                             $ 4,509    $ 3,582    $ 3,018
                                                                   =============================


Total nonaccrual loans were $1,760 and $2,252 at December 31, 2000 and 1999, respectively.

At December 31, 2000, loans with an outstanding balance of $82,199 were pledged to secure borrowings from the Federal Home Loan Bank.

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)


4. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                                      DECEMBER 31
                                                                                  2000           1999
                                                                              --------------------------

Land                                                                            $  1,880       $  2,183
Office buildings and improvements                                                  8,140          9,571
Furniture and equipment                                                            7,287          7,008
                                                                                -----------------------
                                                                                  17,307         18,762
Less accumulated depreciation                                                     (9,024)        (9,149)
                                                                                -----------------------
                                                                                $  8,283       $  9,613
                                                                                =======================

During the years ended December 31, 2000 and 1999, the Corporation sold certain land and buildings and, subsequently, leased a portion of the buildings back from the new owners. The total gains on the sales were $1,498 and $1,103, of which $786 and $633 was recognized in income, respectively, during the year of the transaction. The remaining gain is being accreted into income over the remaining lease term.

5. DEPOSITS

Deposits consist of the following:


                                                                                      DECEMBER 31
                                                                                  2000           1999
                                                                              --------------------------

Negotiable Order of Withdrawal accounts:
   Non-interest-bearing                                                         $ 72,457      $  67,646
   Interest-bearing                                                               29,448         31,335
Savings deposits                                                                  64,911         65,755
Money market investment accounts                                                  62,323         33,431
Time deposits and certificate accounts                                           172,697        179,166
                                                                                -----------------------
                                                                                $401,836       $377,333
                                                                                =======================


        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



5. DEPOSITS (CONTINUED)

The scheduled maturities of time deposits and certificate accounts at December 31, 2000 are as follows:



         Maturities during the year ending December 31:
         -----------------------------------------------------------

                                  2001                                                $146,771
                                  2002                                                  19,605
                                  2003                                                   2,653
                                  2004                                                   2,407
                                  Thereafter                                             1,261
                                                                                      --------
                                                                                      $172,697
                                                                                      ========

At December 31, 2000 and 1999, time deposits and certificate accounts with balances greater than $100 amounted to $37,944 and $33,604, respectively.

6. BORROWINGS

Borrowings, with interest rates as of December 31, 2000, consists of the following at December 31:

                                                                                   2000           1999
                                                                               ------------   ------------

Federal funds purchased, 6.92%                                                    $33,450        $  7,450
Notes payable to FHLB, maturing 2010, 5.87%                                           500               -
Notes payable to FHLB, maturing 2008, 4.92%                                         4,500           4,500
Notes payable to FHLB, maturing 2003, 6.08%                                           400             400
Notes payable to FHLB, maturing 2002, 6.51%                                         2,900           1,900
Notes payable to FHLB, maturing 2001, 6.77%                                        36,400             400
Notes payable to FHLB, maturing 2000                                                    -          31,700
Line of credit with FHLB, 6.24%                                                     3,000               -
Repurchase agreements with four counterparties, 5.74%, due January 2001
                                                                                    3,975           6,054
Line of credit with unaffiliated banks, 8.35%                                       2,712             300
Treasury, tax and loan accounts with the Federal Home Loan bank of
   Chicago                                                                            578             694
                                                                                  -----------------------
                                                                                  $88,415        $ 53,398
                                                                                  =======================


        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



6. BORROWINGS (CONTINUED)

FHLB borrowings are collateralized by securities with a fair value of $16,308 and loans receivable with an outstanding balance of $82,199. Repurchase agreements are collateralized by $5,461 of securities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier 1 capital, as defined, to average assets, as defined. Management believes, as of December 31, 2000 and 1999, that the Banks meet all capital adequacy requirements to which they are subject.

      Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



7. STOCKHOLDERS' EQUITY (CONTINUED)

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized all the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' classifications as of December 31, 2000.

                                                                                  To Be Well Capitalized
                                                              For Capital         Under Prompt Corrective
                                       Actual              Adequacy Purposes        Action Provisions
                               ----------------------------------------------------------------------------
                                  Amount      Ratio        Amount       Ratio      Amount       Ratio
                               ----------------------------------------------------------------------------

AS OF DECEMBER 31, 2000
Total Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank           $20,978      10.55%      $15,907       >8.00%     $19,884     >10.00%
     Lincoln Community Bank        10,023      11.24%        7,136       >8.00%       8,920     >10.00%
     Franklin State Bank            6,386      10.18%        5,018       >8.00%       6,273     >10.00%
     Grafton State Bank            10,984      11.93%        7,367       >8.00%       9,208     >10.00%

Tier 1 Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank            18,882       9.50%        7,953       >4.00%      11,930      >6.00%
     Lincoln Community Bank         9,161      10.27%        3,568       >4.00%       5,352      >6.00%
     Franklin State Bank            5,700       9.09%        2,509       >4.00%       3,764      >6.00%
     Grafton State Bank            10,119      10.99%        3,683       >4.00%       5,525      >6.00%

Tier 1 Capital (to Average
   Assets):
     Lincoln State Bank            18,882       8.63%        8,751       >4.00%      10,939      >5.00%
     Lincoln Community Bank         9,161       8.15%        4,497       >4.00%       5,622      >5.00%
     Franklin State Bank            5,700       8.32%        2,742       >4.00%       3,427      >5.00%
     Grafton State Bank            10,119       7.98%        5,069       >4.00%       6,337      >5.00%


      Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



7. STOCKHOLDERS' EQUITY (CONTINUED)



                                                                                  To Be Well Capitalized
                                                              For Capital         Under Prompt Corrective
                                       Actual              Adequacy Purposes        Action Provisions
                               ----------------------------------------------------------------------------
                                  Amount      Ratio        Amount       Ratio      Amount       Ratio
                               ----------------------------------------------------------------------------

AS OF DECEMBER 31, 1999
Total Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank           $17,256      10.34%      $13,350      > 8.00%     $16,688    > 10.00%
     Lincoln Community Bank         9,668      11.79%        6,562      > 8.00%       8,203    > 10.00%
     Franklin State Bank            5,394      10.58%        4,079      > 8.00%       5,099    > 10.00%
     Grafton State Bank            10,138      13.91%        5,831      > 8.00%       7,289    > 10.00%

Tier 1 Capital (to Risk-
   Weighted Assets):
     Lincoln State Bank            15,765       9.45%        6,675      > 4.00%      10,013     > 6.00%
     Lincoln Community Bank         8,841      10.78%        3,281      > 4.00%       4,922     > 6.00%
     Franklin State Bank            4,872       9.56%        2,039      > 4.00%       3,059     > 6.00%
     Grafton State Bank             9,397      12.89%        2,916      > 4.00%       4,374     > 6.00%

Tier 1 Capital (to Average
   Assets):
     Lincoln State Bank            15,765       8.51%        7,412      > 4.00%       9,266     > 5.00%
     Lincoln Community Bank         8,841       8.60%        4,110      > 4.00%       5,137     > 5.00%
     Franklin State Bank            4,872       8.16%        2,387      > 4.00%       2,984     > 5.00%
     Grafton State Bank             9,397       8.39%        4,481      > 4.00%       5,601     > 5.00%



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

As of December 31, 2000, the subsidiary banks collectively had equity of $43,678 of which $6,009 was available for distribution to the Corporation as dividends without prior regulatory approval.

      Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



8. RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES (CONTINUED)

Under Federal Reserve Board regulations, the Banks are limited as to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specific obligations. At December 31, 2000, the maximum amount available for transfer from any one of these Banks to the Corporation in the form of loans approximates 10.28% of consolidated stockholders' equity.

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

A summary of stock option transactions follows:


                                                                    Weighted-Average    Weighted-Average
                                                   Exercise          Exercise Price         Remaining
                                 Number              Price             Per Share        Contractual Life
                               of Shares           Per Share
                              --------------  --------------------- ------------------  -------------------

Total outstanding at
   December 31, 1998             110,735         $6.67 - 31.14           $18.48             5.0 years
Exercised                        (39,170)         6.67 - 31.14             6.97                 -
                              ----------
Total outstanding at
   December 31, 1999              71,565          6.67 - 31.14            25.56                6.42

Exercised                         (3,300)            12.18                12.18                 -
                              ----------
Total outstanding at
   December 31, 2000              68,265         12.12 - 31.14            25.11                6.04
                              ==========



At December 31, 2000, all outstanding options are exercisable.

      Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The Corporation has a 401(k) Profit Sharing Plan and Trust which covers substantially all employees with at least six months of service who have attained age twenty and one-half. Participating employees may annually contribute up to 12% of their pretax compensation. The Corporation's annual contribution consists of a discretionary matching percentage, limited to 1% of employee compensation, and an additional discretionary amount, which is determined annually by the Board of Directors. The Corporation's contributions for 2000, 1999 and 1998, were $241, $234 and $216, respectively.

10. COMPREHENSIVE INCOME

The related income tax effect and reclassification adjustments to the components of other comprehensive income for the years ended December 31, 2000, 1999 and 1998, is as follows:


                                                                 2000              1999            1998
                                                              -------------------------------------------
Unrealized holding gains (losses) arising during the
   period                                                       $1,632           $(2,086)          $  75
Related tax (expense) benefit                                     (547)              705             (17)
                                                                ----------------------------------------
Net                                                              1,085            (1,381)             58

Less reclassification adjustment for net gains
   realized during the period                                        2                 9             219
Related tax expense                                                  -                (3)            (74)
                                                                ----------------------------------------
Net                                                                  2                 6             145
                                                                ----------------------------------------
Total other comprehensive income                                $1,083           $(1,387)          $ (87)
                                                                ========================================


        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)


11. INCOME TAXES

The provision for income taxes consists of the following:

                                                                     YEAR ENDED DECEMBER 31
                                                             2000              1999             1998
                                                          --------------------------------------------

Current:
   Federal                                                  $2,555            $2,269           $1,865
   State                                                       441               424              359
                                                            -----------------------------------------
                                                             2,996             2,693            2,224
                                                            -----------------------------------------
Deferred (benefit):
   Federal                                                    (680)             (649)            (120)
   State                                                      (246)             (139)             (62)
                                                            -----------------------------------------
                                                              (926)             (788)            (182)
                                                            -----------------------------------------
                                                            $2,070            $1,905           $2,042
                                                            =========================================

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                                           YEAR ENDED DECEMBER 31
                                                                       2000         1999         1998
                                                                    -------------------------------------

Income tax at statutory rate                                          $2,145        $2,223       $2,003
Increase (reduction) resulting from:
   Tax-exempt interest income                                           (224)         (265)        (164)
   State income taxes, net of federal tax benefit                        129           124          195
   Other                                                                  20          (177)           8
                                                                      ---------------------------------
                                                                      $2,070        $1,905       $2,042
                                                                      =================================


      Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)




11. INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities are as follows:


                                                                                        DECEMBER 31
                                                                                     2000         1999
                                                                                  ----------------------

Deferred tax assets:
   Allowance for loan losses                                                       $ 1,508     $    975
   Unrealized loss on securities                                                       180          727
   Net operating loss carryforwards                                                    773          657
   Deferred Compensation                                                               150          336
   Other assets                                                                        429          229
                                                                                   --------------------
Total deferred tax assets                                                            3,040        2,924
Valuation allowance                                                                   (952)      (1,121)
                                                                                   --------------------
                                                                                     2,088        1,803
Deferred tax liabilities:
   Depreciation                                                                         49          130
   Other liabilities                                                                    22           35
                                                                                   --------------------
Total deferred tax liabilities                                                          71          165
                                                                                   --------------------
Net deferred tax asset                                                             $ 2,017      $ 1,638
                                                                                   ====================


At December 31, 2000, the Corporation and its subsidiaries, which file separate state income tax returns, have state net operating loss carryforwards of approximately $14,821 which expire at various dates through 2014. Due to the uncertainty of realizing these benefits, a valuation allowance has been established to offset the deferred tax assets relating to these carryforwards.

Lincoln Community qualified under provisions of the Internal Revenue Code, which previously permitted it to deduct from taxable income an allowance for bad debts that differs from the provision for such losses charged to income for financial reporting purposes. At December 31, 2000, retained earnings included approximately $3,606 for which no provision for income taxes has been made. Income taxes of approximately $1,414 would be imposed if Lincoln Community Bank were to use these retained earnings for any other purpose other than to absorb bad debt losses.

    Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)


12. LOANS TO RELATED PARTIES

In the ordinary course of business, loans are granted to related parties, which include management personnel, directors and entities in which such persons are principal stockholders. Activity in loans to related parties is as follows:


          Balance at December 31, 1998                                              $23,732
             Loans originated                                                         6,472
             Repayments                                                              (4,119)
                                                                                    -------
          Balance at December 31, 1999                                               26,085
             Loans originated                                                        10,958
             Repayments                                                              (7,259)
                                                                                    -------
          Balance at December 31, 2000                                              $29,784
                                                                                    =======

13. COMMITMENTS AND CONTINGENT LIABILITIES

Off-balance-sheet financial instruments whose contracts represent credit and/or interest rate risk at December 31, 2000 and 1999, are as follows:

                                                                                   DECEMBER 31
                                                                              2000             1999
                                                                         ----------------------------

Commitments to originate mortgage loans (expiring within three months):
     Fixed rates (8.13% to 10.00% - 2000; 7.50% to 9.00% -
       1999)                                                               $    125         $    147
     Adjustable rates                                                           372              222
Construction loan commitments                                                22,890           21,697

Unused lines of credit:
   Commercial business                                                       44,160           34,441
   Home equity (adjustable rate)                                              4,504            4,339
   Credit cards (fixed rate)                                                  5,939            4,808

Standby letters of credit                                                     6,948            4,065



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

        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



13. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Various subsidiary banks of the Corporation have entered into noncancelable leases for certain branch facilities. The following is a schedule of future minimum rental payments required under the noncancelable lease agreements:



                         Year                                              Amount
                     -----------                                        ------------

                         2001                                               $  690
                         2002                                                  397
                         2003                                                    5
                                                                            ------
                        Total                                               $1,092
                                                                            ======



14. FAIR VALUES OF FINANCIAL INSTRUMENTS

Disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value follows. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from this disclosure. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation. The Corporation does not routinely measure the market value of financial instruments because such measurements represent point-in-time estimates of value. It is generally not the intent of the Corporation to liquidate and therefore realize the difference between market value and carrying value and even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not particularly relevant to predicting the Corporation's future earnings or cash flows.

      Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)


14. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS

The carrying amounts for cash and cash equivalents approximate those assets' fair values.

INVESTMENT AND MORTGAGE-RELATED SECURITIES

Fair values for investment and mortgage-related securities are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

DEPOSITS

The fair values disclosed for non-interest-bearing checking accounts, negotiable order of withdrawal accounts, passbook accounts and savings deposits and money market

    Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



14. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

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

BORROWINGS

The fair values of the Corporation's borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

OFF-BALANCE-SHEET INSTRUMENTS

Fair values for the Corporation's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 2000 or 1999.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following:


                                                   DECEMBER 31, 2000                DECEMBER 31, 1999
                                             ---------------------------      ---------------------------
                                               Carrying                          Carrying
                                                Amount       Fair Value           Amount      Fair Value
                                             ---------------------------      ---------------------------

Cash and cash equivalents                     $  18,801      $  18,801          $  22,791     $  22,791
Securities available-for-sale:
   Investment securities                         28,525         28,525             32,787        32,787
   Mortgage-related securities                   33,087         33,087             33,342        33,342
Loans receivable                                434,056        433,813            363,435       365,206
Accrued interest receivable                       3,065          3,065              2,426         2,426
Federal Home Loan Bank stock                      3,002          3,002              2,511         2,511
Deposits                                        401,836        402,259            377,333       377,039
Accrued interest payable                            872            872                777           777
Borrowings                                       88,415         88,194             53,398        53,337


        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



15. SUBSEQUENT EVENT

On December 31, 2000, the Company had an outstanding agreement to merge with CBOC, Inc. (CBOC). The transaction is to be accounted for as a pooling of interests. The merger became effective on January 16, 2001.

At December 31, 2000, CBOC had total assets of $62,612 and stockholder's equity of $5,714. CBOC's net income for 2000 was $528 and earnings per share was $6.60.

16. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION


                                                                                     DECEMBER 31
STATEMENTS OF FINANCIAL CONDITION                                               2000            1999
                                                                            ---------------------------

ASSETS
Cash and cash equivalents                                                    $    346         $    736
Loans receivable                                                                  311              406
Investment in subsidiaries                                                     44,521           38,340
Premises and equipment                                                            352            1,473
Other assets                                                                    1,492            1,148
                                                                             -------------------------
Total assets                                                                 $ 47,022         $ 42,103
                                                                             =========================

LIABILITIES
Other liabilities                                                            $  1,534         $  1,677
Borrowings                                                                      2,712                -
                                                                             -------------------------
Total liabilities                                                               4,246            1,677

STOCKHOLDERS' EQUITY
Common stock                                                                    2,128            2,128
Additional paid-in capital                                                     13,857           13,945
Unrealized gain (loss) on available for sale securities                          (314)          (1,397)
Retained earnings                                                              29,314           26,434
Treasury stock                                                                 (2,209)            (684)
                                                                             -------------------------
Total stockholders' equity                                                     42,776           40,426
                                                                             -------------------------
Total liabilities and stockholders' equity                                   $ 47,022         $ 42,103
                                                                             =========================


        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



16. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)


                                                                              YEAR ENDED DECEMBER 31
                                                                           2000       1999        1998
                                                                        --------------------------------

STATEMENTS OF INCOME

Income:
   Interest on loans, including fees                                     $    28    $    30     $     -
   Dividends from subsidiaries                                             2,227      1,708       4,783
   Other                                                                   1,954      1,733       1,227
                                                                         ------------------------------
                                                                           4,209      3,471       6,010
Expenses:
   Salaries and employee benefits                                          2,696      2,004       1,511
   Occupancy                                                                 771        564         476
   Interest                                                                  220         65          12
   Other                                                                     882      1,089         517
                                                                         ------------------------------
                                                                           4,569      3,722       2,516
                                                                         ------------------------------
Income (loss) before income tax benefit and equity in
   undistributed net income of subsidiaries                                 (360)      (251)      3,494
Income tax benefit                                                           831        534         448
                                                                         ------------------------------
Income before equity in undistributed net income of
   subsidiaries                                                              471        283       3,942
Equity in undistributed net income of subsidiaries                         3,769      3,120         (92)
                                                                         ------------------------------
Net income                                                               $ 4,240    $ 3,403     $ 3,850
                                                                         ==============================


        Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

                  (Dollars in Thousands, Except Share Amounts)



16. MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)



                                                                             YEAR ENDED DECEMBER 31
                                                                          2000        1999        1998
                                                                      -------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES
Net income                                                               $ 4,240    $  3,403   $   3,850
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Equity in undistributed net income of subsidiaries                   (3,769)     (3,120)         92
     Provision for depreciation                                               94         143         153
     Gain on sale of premises                                               (153)
     Other                                                                (1,954)        676          17
                                                                         -------------------------------
Net cash provided (used) by operating activities                          (1,542)      1,102       4,112

INVESTING ACTIVITIES
Net change in loans                                                           95        (406)          -
Proceeds from sales of premises                                            1,610       1,349           -
Purchases of equipment                                                      (292)        (50)        (79)
                                                                         -------------------------------
Net cash provided (used) by investing activities                           1,413         893         (79)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable                                   2,712        (260)        260
Capital contribution to subsidiary                                                         -      (3,250)
Payment of cash dividends                                                 (1,360)     (1,192)     (1,016)
Purchase of treasury stock                                                (1,715)       (181)       (845)
Proceeds from the sale of treasury stock                                     125         131         110
Proceeds from issuance of common stock                                       (23)        213         526
                                                                         -------------------------------
Net cash used by financing activities                                       (261)     (1,289)     (4,215)
                                                                         -------------------------------
Increase (decrease) in cash and cash equivalents                            (390)        706        (182)
Cash and cash equivalents at beginning of year                               736          30         212
                                                                         -------------------------------
Cash and cash equivalents at end of year                                 $   346    $    736   $      30
                                                                         ===============================
