Form 10-Q
period 2001-03-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2001-05-14
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

                                       or

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
Yes  X  No     .
    ---    ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 Common Stock, par value $1.00 per share                2,544,387 Shares
------------------------------------------      --------------------------------
                 Class                             Outstanding at May 1, 2001

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                          PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Unaudited Consolidated Statements of Financial Condition as of
         March 31, 2001 and December 31, 2000                                                         3

         Unaudited Consolidated Statements of Income for the Three Months ended
         March 31, 2001 and 2000                                                                      4

         Unaudited Consolidated Statements of Cash Flows for the Three Months ended
         March 31, 2001 and 2000                                                                      5

         Notes to Unaudited Consolidated Financial Statements                                         6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                           10

Item 3. Quantitative and Qualitative Disclosure About Market Risk                                    15

PART II. OTHER INFORMATION

Items 1-6                                                                                            16

Signatures                                                                                           17


PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                          MARCH 31,            DECEMBER 31,
                                                                             2001                  2000
                                                                        -------------          ------------
                                                                                   (In Thousands)
ASSETS
Cash and due from banks                                                   $  17,479              $  20,649
Interest-bearing deposits at other banks                                      5,150                    996
Federal funds sold                                                            6,354                  1,551
                                                                          ---------              ---------
Cash and cash equivalents                                                    28,983                 23,196
Securities available-for-sale at fair value:
  Investment securities                                                      41,646                 45,760
  Mortgage-related securities                                                33,172                 33,087
Loans receivable (net of allowance for loan losses)                         473,868                473,161
Accrued interest receivable                                                   3,505                  3,696
Federal Home Loan Bank stock                                                  3,407                  3,171
Premises and equipment                                                        9,604                  9,252
Other assets                                                                  9,359                  9,201
                                                                          ---------              ---------
Total assets                                                              $ 603,544              $ 600,524
                                                                          =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                $ 461,745              $ 458,115
  Borrowings                                                                 86,698                 88,628
  Accrued interest payable                                                    1,212                  1,159
  Advance payments by borrowers for taxes and insurance                         628                    346
  Other liabilities                                                           2,946                  3,762
                                                                          ---------              ---------
Total liabilities                                                           553,229                552,010

STOCKHOLDERS' EQUITY
  Common stock $1.00 par value; 6,000,000 shares authorized;
    Shares issued: 2,587,509; shares outstanding:
    2,542,386--2001; 2,520,937--2000                                          2,588                  2,588
  Additional paid-in capital                                                 15,017                 15,452
  Net unrealized gain (loss) on securities available-for-sale                   356                   (305)
  Retained earnings                                                          33,733                 32,988
  Treasury stock, at cost (45,123 shares--2001;
    66,572 shares--2000)                                                     (1,379)                (2,209)
                                                                          ---------              ---------
Total stockholders' equity                                                   50,315                 48,514
                                                                          ---------              ---------
Total liabilities and stockholders' equity                                $ 603,544              $ 600,524
                                                                          =========              =========






See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                                            THREE MONTHS             THREE MONTHS
                                                                                ENDED                   ENDED
                                                                              MARCH 31,                MARCH 31,
                                                                                 2001                    2000
                                                                         ---------------------    --------------------
                                                                           (In Thousands, Except Per Share Amounts)
Interest income:
  Loans, including fees                                                                $9,963                  $8,377
  Investment securities:
    Taxable                                                                               433                     442
    Exempt from federal income taxes                                                      265                     277
  Mortgage-related securities                                                             537                     548
  Other                                                                                    98                     114
                                                                         ---------------------    --------------------
Total interest income                                                                  11,296                   9,758

Interest expense:
  Deposits                                                                              4,443                   3,653
  Borrowings                                                                            1,493                     959
                                                                         ---------------------    --------------------
Total interest expense                                                                  5,936                   4,612

Net interest income                                                                     5,360                   5,146
Provision for loan losses                                                                 254                     175
                                                                         ---------------------    --------------------
Net interest income after provision for
  loan losses                                                                           5,106                   4,971

Noninterest income:
  Service charges on deposit                                                              287                     273
  Service charges on loans                                                                149                     121
  Net gain on securities sales                                                              2                       0
  Net gain (loss) on loan sales                                                            19                      (1)
  Net gain on sale of premises                                                            156                      64
  Other                                                                                   410                     406
                                                                         ---------------------    --------------------
                                                                                        1,023                     863

Noninterest expenses:
  Salaries and employee benefits                                                        2,575                   2,612
  Premises and equipment                                                                  819                     663
  Data processing fees                                                                    228                     270
  Federal deposit insurance premiums                                                       24                      25
  Other                                                                                   884                     728
                                                                         ---------------------    --------------------
                                                                                        4,530                   4,298

Income before income taxes                                                              1,599                   1,536
Income taxes                                                                              473                     457
                                                                         ---------------------    --------------------
Net income                                                                            $ 1,126                  $1,079
                                                                         =====================    ====================

Basic earnings per share                                                               $ 0.44                  $ 0.42
                                                                         ---------------------    --------------------

Diluted earnings per share                                                             $ 0.44                  $ 0.42
                                                                         =====================    ====================

Dividends per share                                                                    $ 0.15                  $ 0.15
                                                                         =====================    ====================

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                        2001                2000
                                                                                  -----------------   -----------------
                                                                                             (In Thousands)
OPERATING ACTIVITIES
  Net income                                                                                $1,126              $1,079
  Adjustments to reconcile net income to cash
    provided by operating activities
       Provision for loan losses                                                               254                 175
       Provision for depreciation                                                              213                 218
       Net amortization of investments securities premiums and discounts                         6                  27
       Net realized gains on investment security sales                                          (2)                 --
       Decrease (increase) in accrued interest receivable                                      191                (374)
       Increase in accrued interest payable                                                     53                 965
       Other                                                                               (1,362)                (926)
                                                                                  -----------------   -----------------
Net cash provided by operating activities                                                      479               1,164

INVESTING ACTIVITIES
Purchase of securities available-for-sale                                                  (13,866)             (3,780)
Proceeds from sales of securities available-for-sale                                           400                  --
Proceeds from redemptions and maturities of securities available-for-sale                   18,521               4,781
Net increase in loans                                                                         (942)            (21,406)
Purchase of Federal Home Loan Bank stock                                                      (236)                 --
Purchase of premises and equipment                                                            (565)               (372)
                                                                                  -----------------   -----------------
Net cash provided (used) in investing activities                                             3,312             (20,777)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                          3,630             (13,321)
Net increase (decrease) in short-term borrowings                                            (2,430)             28,078
Increase in advance payments by borrowers for taxes and insurance                              282                 470
Payment of cash dividends to stockholders                                                     (381)               (435)
Proceeds from long-term Federal Home Loan Bank advances                                      1,000               1,000
Repayment of long-term Federal Home Loan Bank advances                                        (500)             (1,500)
Purchase of treasury stock                                                                      --                (342)
Proceeds from sale of treasury stock                                                           395                  62
Cost of issuing additional common stock                                                         --                 (43)
                                                                                  -----------------   -----------------
Net cash provided by financing activities                                                    1,996              13,969

Increase (decrease) in cash and cash equivalents                                             5,787              (5,644)
Cash and cash equivalents at beginning of period                                            23,196              29,769
                                                                                  -----------------   -----------------
Cash and cash equivalents at end of period                                                 $28,983             $24,125
                                                                                  =================   =================


Supplemental cash flow information:
  Interest paid                                                                            $ 5,915             $ 3,809
  Income taxes paid                                                                            417                 525
  Loans transferred to other real estate owned                                                  --                  30


See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Lincoln Community Bank, Community Bank of Oconto County (collectively, the Banks), Merchants Merger Corp. and M&M Services, Inc. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Lincoln Community Bank also includes the accounts of its wholly owned subsidiary, Lincoln Investment Management Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2000. The December 31, 2000 10-K was issued prior to the CBOC acquisition.

This Form 10-Q contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. We may also make forward-looking statements from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words anticipate, believe, estimate, expect, objective and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and our financial prospects: general economic conditions; risks relating to our ability to successfully integrate future acquisitions, legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of our loan and investment portfolio.

NOTE B -- ACQUISITION

On January 16, 2001 we completed a merger with CBOC, Inc. (CBOC) and its wholly owned subsidiary, Community Bank of Oconto County. The transaction was accounted for as a pooling of interests, and, accordingly, all financial statements and information have been restated to incorporate CBOC's results on a historical basis. Each share of CBOC common stock was exchanged for 5.746 shares of our $1 par value common stock. This resulted in the issuance of 459,621 shares of our common stock.

NOTE C -- EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:

                                                         Three Months Ended
                                                              March 31,
Basic                                                  2001              2000
------------------------------------------------- ---------------- -----------------
Net income                                             $1,126,110        $1,079,103
Weighted average shares outstanding                     2,540,480         2,563,299
Basic earnings per share                                  $  0.44           $  0.42
                                                  ================ =================

Diluted:
------------------------------------------------- ---------------- -----------------
Net income                                            $ 1,126,110        $1,079,103
Weighted average shares outstanding                     2,540,480         2,563,299
Effect of dilutive stock options outstanding                9,416            21,172
                                                  ---------------- -----------------
Diluted weighted average shares outstanding             2,549,896         2,584,471
Diluted earnings per share                                $  0.44           $  0.42
                                                  ================ =================

NOTE D - COMPREHENSIVE INCOME

The following table presents our comprehensive income.

                                                         Three Months Ended
                                                              March 31,
                                                       2001              2000
                                                  ---------------- -----------------
Net income                                            $ 1,126,110        $1,079,103
Other comprehensive income
  Net change in unrealized securities
     gains (losses), net of tax                           659,583          (97,685)
                                                  ---------------- -----------------
Total comprehensive income                            $ 1,785,693         $ 981,418
                                                  ================ =================

NOTE E -- LOANS RECEIVABLE

Loans are comprised of the following categories:

                                                                                        March 31
                                                                               2001                 2000
                                                                        -------------------- --------------------
                                                                                     (In Thousands)
                 First Mortgage:
                   Conventional single-family residential                          $ 92,942             $ 86,481
                   Commercial and multifamily residential                           159,199              151,418
                   Construction and land                                             47,454               38,224
                   Farmland                                                           6,821                6,525
                                                                        -------------------- --------------------
                                                                                    306,416              282,648

                 Commercial business loans                                          132,942              104,316
                 Consumer and installment loans                                      31,834               25,401
                 Lease financing                                                      1,492                1,908
                 Home equity loans                                                    4,584                4,478
                 Other                                                                1,751                2,322
                                                                        -------------------- --------------------
                 Total loans                                                        172,603              138,425

                 Less:
                   Unearned income                                                       15                   34
                   Allowance for loan losses                                          5,136                4,199
                                                                        -------------------- --------------------
                 Loans, net                                                        $473,868             $416,840
                                                                        ==================== ====================

The following table presents changes in the allowance for loan losses:

                                                           March 31
                                                    2001              2000
                                              ----------------- -----------------
                                                        (In Thousands)
Balance at January 1                                    $5,010            $4,046
     Provisions                                            254               175
     Charge-offs                                          (134)              (23)
     Recoveries                                              6                 1
                                              ----------------- -----------------
Balance at March 31                                     $5,136            $4,199
                                              ================= =================

NOTE F -- STOCKHOLDERS' EQUITY

Under federal law and regulations, we are required to meet certain capital requirements. Under the Federal Reserve Board's risk-based guidelines the we are considered to be "well capitalized." The Banks are required to meet leverage and risk-based capital requirements. The leverage ratio, in general, is stockholders' equity as a percentage of total assets. The risk-based capital ratio, in general, is stockholders' equity plus general loan loss allowances (within certain limitations) as a percentage of risk adjusted assets.

As of March 31, 2001, the most recent notification from Federal Deposit Insurance Corporation categorized Lincoln Community Bank, Franklin State Bank, Lincoln State Bank, Grafton State Bank and Community Bank of Oconto County
(CBOC) as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.


                                                                                              To Be Well Capitalized
                                                                        For Capital            Under Prompt Corrective
                                                Actual               Adequacy Purposes          Action Provisions
                                      ------------------------------------------------------ --------------------------
                                         Amount         Ratio        Amount       Ratio         Amount       Ratio
                                      ------------------------------------------------------ --------------------------
          AS OF MARCH 31, 2001                                    (Dollars In Thousands)
          Total Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank        $21,432        10.46%      $16,397       >8.00%        $20,497     >10.00%
               Lincoln Community          10,143        11.50%        7,058       >8.00%          8,823     >10.00%
               Grafton State Bank         11,220        11.66%        7,697       >8.00%          9,621     >10.00%
               Franklin State Bank         6,438        10.52%        4,894       >8.00%          6,118     >10.00%
               CBOC                        6,321        14.66%        3,450       >8.00%          4,312     >10.00%

          Tier 1 Capital (to Risk-
             Weighted Assets):
               Lincoln State Bank         19,312         9.42%        8,199       >4.00%         12,298      >6.00%
               Lincoln Community           9,273        10.51%        3,529       >4.00%          5,294      >6.00%
               Grafton State Bank         10,323        10.73%        3,849       >4.00%          5,773      >6.00%
               Franklin State Bank         5,772         9.43%        2,447       >4.00%          3,671      >6.00%
               CBOC                        6,824        15.83%        1,725       >4.00%          2,587      >6.00%

          Tier 1 Capital (to Average
             Assets):
               Lincoln State Bank         19,312         8.59%        8,989       >4.00%         11,236      >5.00%
               Lincoln Community           9,273         8.27%        4,486       >4.00%          5,608      >5.00%
               Grafton State Bank         10,323         8.01%        3,849       >4.00%          4,811      >5.00%
               Franklin State Bank         5,772         8.16%        2,830       >4.00%          3,537      >5.00%
               CBOC                        6,824        10.82%        2,522       >4.00%          3,152      >5.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

TOTAL ASSETS

At March 31, 2001, our consolidated total assets were $603.5 million as compared to $600.5 million at December 31, 2000. This increase was primarily due to a $4.8 million temporary increase in federal funds sold.

INVESTMENT AND MORTGAGE RELATED SECURITIES

Investment securities available-for-sale decreased $4.1 million, or 9.0%, from $45.7 million at December 31, 2000, to $41.6 million at March 31, 2001. We used the proceeds from maturities and repayments of investment securities to fund new loans and purchase other types of securities rather than purchase additional investment securities.

Mortgage-related securities available-for-sale increased $85,000, or 0.3%, from $33.1 million at December 31, 2000, to $33.1 million at March 31, 2001. Purchases of mortgage-related securities were offset by sales, redemptions and maturities of this type of security.

LOANS RECEIVABLE

Loans receivable increased $707,000, or 0.1%, from $473.1 million at December 31, 2000 compared to $473.9 million at March 31, 2001. The minimal change was primarily due to our effort to reduce the loan growth rate which has averaged 11.9% over the last five years. Loans receivable have increased $57.0 million or 13.7% from March 31, 2000 to March 31, 2001. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At March 31, 2001 we have not designated any loans as held for sale.

TOTAL DEPOSITS AND BORROWINGS

Total deposits increased $3.6 million, or 0.8%, from $458.1 million on December 31, 2000 to $461.7 million on March 31, 2001. The increase in deposits can be attributed to the growth in retail certificate of deposits and commercial money market accounts currently offered by our bank subsidiaries. As a result of the deposit growth, we were able to decrease the amount of borrowed funds. Total borrowings decreased by $1.9 million, or 2.2%, from $88.6 million on December 31, 2000 to $86.7 million on March 31, 2001. Borrowings consist of $55.2 million in Federal Home Loan Bank advances, $20.5 million in fed funds borrowed from correspondent banks, $3.1 million borrowed on a $10.0 million line of credit from another financial institution and $8.0 million in repurchase agreements and other borrowings.

CAPITAL RESOURCES AND ADEQUACY

Stockholders' equity at March 31, 2001 was $50.3 million compared to $48.5 million at December 31, 2000, an increase of $1.8 million. The change in stockholders' equity consists of net income of $1.1 million, proceeds from the sale of treasury stock of $395,000, less payments of dividends to shareholders of $381,000 and a $661,000 net increase in the market value of securities categorized as available for sale. We and our banks continue to exceed our regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:

                                                                   MARCH 31,              DECEMBER 31,
                                                                      2001                    2000
                                                               -------------------     -------------------
                                                                         (DOLLARS IN THOUSANDS)
Non-accrual loans:
    Mortgage loans
      One-to-four family                                              $  957                  $1,052
      Commercial real estate                                            --                      --
                                                                      ------                  ------
        Total mortgage loans                                             957                   1,052

    Commercial business                                                1,043                     436
    Consumer and other                                                   248                     327
                                                                      ------                  ------
        Total non-accrual loans                                        2,248                   1,815

Other real estate owned                                                  117                     117
                                                                      ------                  ------
        Total nonperforming assets                                    $2,365                  $1,932
                                                                      ======                  ======

RATIOS:
Non-accrual loans to total loans                                        0.47%                   0.38%
Nonperforming assets to total assets                                    0.39                    0.32
Loan loss allowance to non-accrual loans                              228.47                  276.03
Loan loss allowance to total loans                                      1.07                    1.05

Nonperforming assets increased by $433,000 from $1.9 million at December 31, 2000 to $2.4 million at March 31, 2001, an increase of 22.4%. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET INTEREST INCOME

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities. Net interest income is the most significant component of earnings. Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes on a fully tax equivalent basis. A 34% incremental income tax rate, consistent with our historical experience, is used in the conversion of tax-exempt interest income to a taxable-equivalent basis. Net interest income for the three months ended March 31, 2001 was $5.4 million, an increase of 4.2% from the $5.1 million reported for the same period in 2000. The increased volume of interest-earning assets was the primary reason for the improvement in the year-to-date net interest income.

The following table sets forth the annualized weighted average yield earned on our consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months ended March 31, 2001 and 2000.

                                                        DURING THE
                                                       THREE MONTHS
                                                          ENDED
                                                         MARCH 31,
                                                    ------------------

                                                      2001       2000
                                                      ----       ----
Weighted average yield on
   interest-earning assets                            8.03%      7.92%

Weighted average rate paid on
   deposit accounts and borrowings                    4.89       4.37
                                                      ----       ----

Net interest spread                                   3.14%      3.55%
                                                      =====      =====

Net interest margin (net interest
   income divided by average
   earning assets)                                    3.86%      4.23%
                                                      =====      =====

PROVISION FOR LOAN LOSSES

For the three months ended March 31, 2001, the provision for loan losses was $254,000 compared to $175,000 for the same period in 2000. The increased provision was made to support the rapid growth in the loan portfolio that began in 1999. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2001 was $1.0 million compared to $863,000 for the three months ended March 31, 2000, an increase of $160,000, or 18.5%. The increase is primarily due to the recognition of deferred gains realized on the sale and leaseback of two of banking facilities in 2000 and 1999 and increased loan fees collected and gains recognized on the sales of loans during the period.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2001 was $4.5 million compared to $4.3 million for the three months ended March 31, 2001, an increase of $232,000, or 5.4%. Premises and equipment expense increased $156,000, or 23.5%, from $663,000 for the three-month period ended March 31, 2000 compared to $819,000 for the three-month period ended March 31, 2001. The increase in occupancy expense can be attributed to higher utility costs, maintenance and upkeep of our properties and lease payments made on the sold banking facilities. Other expenses increased $156,000 or 21.4% for the three-month period ended March 31, 2001. These increases can be attributed to changes in operating expenses such as business development, stationery and printing costs, office supplies, organizational dues and subscriptions and new product development.

INCOME TAXES

Income before taxes for the three-month period ended March 31, 2001 was $1.6 million compared to $1.5 million for the three months ended March 31, 2000, an increase of $63,000, or 4.1%. The income tax expense for the three months ended March 31, 2001 increased $16,000 over the same period in 2000. The effective tax rate for the three months ended March 31, 2001 was 29.6% compared to 29.8% for the three months ended March 31, 2000.

NET INCOME

On an after tax basis, for the three month period ended March 31, 2001, we reported net income of $1.13 million compared to $1.08 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. We had liquid assets of $29.0 million and $23.2 million at March 31, 2001 and December 31, 2000, respectively.

Management believes liquidity and capital levels are adequate at March 31, 2001. For a discussion of regulatory capital requirements, see Note F to the Unaudited Consolidated Financial Statements.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of March 31, 2001. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

                                                                 AMOUNTS MATURING OR REPRICING AS OF MARCH 31, 2001
                                                     ---------------------------------------------------------------------------
                                                            WITHIN      SIX TO TWELVE   ONE TO FIVE        OVER
                                                          SIX MONTHS        MONTHS         YEARS        FIVE YEARS      TOTAL
                                                     ---------------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
   Interest-earning assets:
   Fixed-rate mortgage loans                                $33,337        $25,637       $130,621        $25,777      $215,372
   Adjustable-rate mortgage loans                            31,694          8,769         37,323              0        77,786
                                                     --------------------------------------------------------------------------
         Total mortgage loans                                65,031         34,406        167,944         25,777       293,158
   Commercial business loans                                 76,645          8,423         53,975          3,265       142,308
   Consumer loans                                             7,102          4,098         22,144          2,289        35,633
   Home equity loans                                          4,518              4             63              0         4,585
   Tax-exempt loans                                              36            402            505            831         1,774
   Lease financing                                                0              0          1,492              0         1,492
   Other loans                                                   54              0              0              0            54
   Mortgage-related securities                               15,193            840         16,227            912        33,172
   Fixed rate investment securities and other                 5,635          4,417         10,897         17,473        38,422
   Variable rate investment securities and other             14,678          3,407             25             25        18,135
                                                     --------------------------------------------------------------------------
         Total interest-earning assets                     $188,892        $55,997       $273,272        $50,572      $568,733
                                                     ==========================================================================

   Interest-bearing liabilities:
   Deposits
     Time deposits                                         $109,892        $58,996        $36,566         $2,370      $207,824
     NOW accounts                                             1,946          1,946         19,463          9,083        32,438
     Savings accounts                                         4,137          5,076         41,367         19,304        69,884
     Money market accounts                                   30,222          3,532         35,318         16,482        85,554
     Advance payments for taxes and insurance                     0            628              0              0           628
     Borrowings                                              75,898          6,400          4,400              0        86,698
                                                     --------------------------------------------------------------------------
         Total interest-bearing liabilities                $222,095        $76,578       $137,114        $47,239      $483,026
                                                     ==========================================================================
   Interest-earning assets less interest-bearing
     Liabilities                                           ($33,203)      ($20,581)      $136,158         $3,333       $85,707
                                                     ==========================================================================
   Cumulative interest rate sensitivity gap                ($33,203)      ($53,784)       $82,374        $85,707
                                                     ============================================================
   Cumulative interest rate sensitivity gap as a
        Percentage of total assets                            (5.50%)        (8.91%)        13.65%         14.20%
                                                     ============================================================

At March 31, 2001, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a negative 5.50% for six months and a negative 8.91% for one-year maturities. Therefore, the Corporation is negatively gapped and may benefit from falling interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation has not experienced any material changes to its market risk position since December 31, 2000, from that disclosed in the Corporation's 2000 Form 10-K Annual Report.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

                As of March 31, 2001 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.         Changes in Securities - NONE

Item 3          Defaults upon Senior Securities - NONE

Item 4          Submission of Matters to Vote of Security Holders - NONE

Item 5          Other Information - NONE

Item 6          Exhibits and Reports on Form 8-K

                The Corporation filed on report Form 8-K on January 29, 2001 and Amendment No. 1 thereto on March 28, 2001 in regards to its acquisition of CBOC., Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                                MERCHANTS AND MANUFACTURERS
                                                   BANCORPORATION, INC.
                                           -------------------------------------
                                                      (Registrant)




Date   May 14, 2001 .                      /s/ James F. Bomberg
     ----------------                      -------------------------------------
                                           James F. Bomberg
                                           President & Chief Executive Officer


Date   May 14, 2001 .                      /s/ James C. Mroczkowski
     ----------------                      -------------------------------------
                                           James C. Mroczkowski
                                           Executive Vice President & Chief
                                              Financial Officer
                                           Principal Financial Officer