Form 10-Q
period 2001-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2001-08-14
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to_________________

Commission file Number  0-21292
                        -------

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Wisconsin                               39-1413328
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

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
Yes    X      No
     ------       ------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, par value $1.00 per share                 2,544,387 Shares
-----------------------------------------------   ------------------------------
                    Class                          Outstanding at August 1, 2001

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX



                                                                          PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Statements of Financial Condition as
        of June 30, 2001 and December 31, 2000                                  3

        Unaudited Consolidated Statements of Income for the Three
        Months and the Six Months ended June 30, 2001 and 2000                  4

        Unaudited Consolidated Statements of Cash Flows for the Six
        Months ended June 30, 2001 and 2000                                     5

        Notes to Unaudited Consolidated Financial Statements                    6


Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                       10

Item 3. Quantitative and Qualitative Disclosure About Market Risk               17

PART II. OTHER INFORMATION

Items 1-6                                                                       17

Signatures                                                                      20

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                JUNE 30,          DECEMBER 31,
                                                                  2001                2000
                                                             ----------------    ----------------
                                                                       (In Thousands)
ASSETS
Cash and due from banks                                             $ 18,197            $ 20,649
Interest-bearing deposits at other banks                              10,033                 996
Federal funds sold                                                    10,669               1,551
                                                             ----------------    ----------------
Cash and cash equivalents                                             38,899              23,196
Securities available-for-sale at fair value:
  Investment securities                                               36,482              45,760
  Mortgage-related securities                                         30,092              33,087
Loans receivable (net of allowance for loan losses)                  469,211             473,161
Accrued interest receivable                                            3,396               3,696
Federal Home Loan Bank stock                                           3,464               3,171
Premises and equipment                                                 9,864               9,252
Other assets                                                           9,707               9,201
                                                             ----------------    ----------------
Total assets                                                        $601,115            $600,524
                                                             ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                          $473,609            $458,115
  Short-term debt                                                     58,791              75,928
  Long-term debt                                                      11,700              12,700
  Accrued interest payable                                             1,443               1,159
  Advance payments by borrowers for taxes and insurance                1,124                 346
  Other liabilities                                                    3,198               3,762
                                                             ----------------    ----------------
Total liabilities                                                    549,865             552,010

Stockholders' equity
  Common stock $1.00 par value; 6,000,000 shares authorized;
    Shares issued: 2,587,509; shares outstanding:
    2,544,386--2001; 2,520,937--2000                                   2,588               2,588
  Additional paid-in capital                                          15,013              15,452
  Accumulated other comprehensive income (loss)                          344                (305)
  Retained earnings                                                   34,636              32,988
  Treasury stock, at cost (43,123 shares--2001;
    66,572 shares--2000)                                              (1,331)             (2,209)
                                                             ----------------    ----------------
Total stockholders' equity                                            51,250              48,514
                                                             ----------------    ----------------
Total liabilities and stockholders' equity                          $601,115            $600,524
                                                             ================    ================



See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  JUNE 30,                            JUNE 30,
                                           2001             2000               2001             2000
                                       --------------   --------------     --------------   --------------
                                                      (In Thousands, except per share data)
Interest income:
  Loans, including fees                      $ 9,791          $ 9,134           $ 19,754          $17,511
  Investment securities:
    Taxable                                      388              521                742              862
    Exempt from federal income taxes             227              268                492              545
  Mortgage-related securities                    425              448              1,041            1,098
  Other                                          166               83                264              196
                                       --------------   --------------     --------------   --------------
Total interest income                         10,997           10,454             22,293           20,212

Interest expense:
  Deposits                                     4,197            3,857              8,640            7,510
  Borrowings                                   1,001            1,378              2,494            2,337
                                       --------------   --------------     --------------   --------------
Total interest expense                         5,198            5,235             11,134            9,847

Net interest income                            5,799            5,219             11,159           10,365
Provision for loan losses                        306              187                560              362
                                       --------------   --------------     --------------   --------------
Net interest income after provision
for loan losses                                5,493            5,032             10,599           10,003

Non-interest income:
  Service charges on deposit accounts            308              296                595              569
  Service charges on loans                       168              146                317              267
  Net gain on securities sales                    86                2                 88                2
  Net gain (loss) on loan sales                   21              (8)                 40              (9)
  Net gain on sales of premises                  156               69                312              133
  Other                                          471              401                881              808
                                       --------------   --------------     --------------   --------------
                                               1,210              906              2,233            1,770

Non-interest expenses:
  Salaries and employee benefits               2,579            2,284              5,154            4,896
  Premises and equipment                         756              627              1,575            1,290
  Data processing                                226              247                454              517
  Federal deposit insurance premiums              24               23                 48               48
  Other                                          953              772              1,837            1,501
                                       --------------   --------------     --------------   --------------
                                               4,538            3,953              9,068            8,252

Income before income taxes                     2,165            1,985              3,764            3,521
Income taxes                                     702              624              1,175            1,081
                                       --------------   --------------     --------------   --------------
Net income                                   $ 1,463          $ 1,361           $  2,589          $ 2,440
                                       ==============   ==============     ==============   ==============

Basic earnings per share                     $  0.58          $  0.53           $   1.02          $  0.95
                                       ==============   ==============     ==============   ==============

Diluted earnings per share                   $  0.57          $  0.53           $   1.02          $  0.94
                                       ==============   ==============     ==============   ==============

Dividends per share                          $  0.22          $  0.20           $   0.37          $  0.35
                                       ==============   ==============     ==============   ==============


See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                        2001            2000
                                                                    --------------  --------------
                                                                           (In Thousands)
OPERATING ACTIVITIES
  Net income                                                             $  2,589        $  2,440
  Adjustments to reconcile net income to cash
    provided by operating activities
       Provision for loan losses                                              560             362
       Provision for depreciation                                             434             438
       Net amortization of investments securities premiums and
         discounts                                                             16              50
       Net realized gains on investment security sales                        (88)             (2)
       Decrease (increase) in accrued interest receivable                     300            (339)
       Increase in accrued interest payable                                   285              22
       Other                                                               (1,459)         (1,572)
                                                                    --------------  --------------
Net cash provided by operating activities                                   2,637           1,399

INVESTING ACTIVITIES
Purchase of securities available-for-sale                                 (23,251)         (4,565)
Proceeds from sales of securities available-for-sale                        4,259           1,541
Proceeds from redemptions and maturities of securities
  available-for-sale                                                       32,325           7,674
Net decrease (increase) in loans                                            3,439         (50,707)
Purchase of Federal Home Loan Bank stock                                     (293)           (428)
Purchase of premises and equipment                                         (1,046)           (730)
                                                                    --------------  --------------
Net cash provided (used) in investing activities                           15,433         (47,215)

FINANCING ACTIVITIES
Net increase in deposits                                                   15,494           1,099
Net increase (decrease) in short-term borrowings                          (17,637)         28,922
Increase in advance payments by borrowers for taxes and insurance             778             978
Payment of cash dividends to stockholders                                    (941)           (856)
Proceeds from long-term Federal Home Loan Bank advances                     1,000          10,500
Repayment of long-term Federal Home Loan Bank advances                     (1,500)         (4,500)
Purchase of treasury stock                                                     --            (383)
Proceeds from sale of treasury stock                                          439             190
Cost from issuing additional common stock                                      --             (88)
                                                                    --------------  --------------
Net cash provided by financing activities                                  (2,367)         35,862

Increase (decrease) in cash and cash equivalents                           15,703          (9,954)
Cash and cash equivalents at beginning of period                           23,196          29,769
                                                                    --------------  --------------
Cash and cash equivalents at end of period                               $ 38,899        $ 19,815
                                                                    ==============  ==============


Supplemental cash flow information:
  Interest paid                                                          $ 11,111        $  8,986
  Income taxes paid                                                         1,051           1,108
  Loans transferred to other real estate owned                                 --             490


See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2001

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2000. The December 31, 2000 10-K was issued prior to the CBOC, Inc. acquisition.

NOTE B -- ACQUISITION

On January 16, 2001 we completed a merger with CBOC, Inc. and its wholly owned subsidiary, Community Bank of Oconto County (CBOC). The transaction was accounted for as a pooling of interests, and, accordingly, all financial statements and information have been restated to incorporate CBOC Inc.'s results on a historical basis. Each share of CBOC, Inc. common stock was exchanged for
5.746 shares of our $1 par value common stock. This resulted in the issuance of 459,621 shares of our common stock.

NOTE C -- EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:


                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
Basic                                        2001           2000              2001           2000
--------------------------------------------------------------------      ----------------------------
Net income                                 $ 1,463,340   $ 1,360,653        $ 2,589,450   $ 2,440,509
Weighted average shares outstanding          2,544,035     2,564,231          2,542,258     2,563,765
Basic earnings per share                       $  0.58       $  0.53            $  1.02       $  0.95
                                         ===========================     ============================

Diluted:
--------------------------------------------------------------------     ----------------------------
Net income                                 $ 1,463,340   $ 1,360,653        $ 2,589,450   $ 2,440,509
Weighted average shares outstanding          2,544,035     2,564,231          2,542,258     2,563,765
Effect of dilutive stock options
  outstanding                                    4,448        20,599              7,043        20,894
                                         ---------------------------     ----------------------------
Diluted weighted average shares
  outstanding                                2,548,483     2,584,830          2,549,301     2,584,659
Diluted earnings per share                     $  0.57       $  0.53            $  1.02       $  0.94
                                         ===========================     ============================


NOTE D - COMPREHENSIVE INCOME

The following table presents our comprehensive income.


                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                             2001           2000              2001           2000
                                         ----------------------------     ----------------------------
Net income                                 $ 1,463,340   $ 1,360,653        $ 2,589,450   $ 2,440,509
Other comprehensive income
  Net change in unrealized securities
    gains (losses), net                        (12,102)      100,104            647,481         2,419
                                         ----------------------------     ----------------------------
Total comprehensive income                 $ 1,451,238   $ 1,460,757        $ 3,236,931   $ 2,442,928
                                         ============================     ============================

NOTE E -- LOANS RECEIVABLE

Loans are comprised of the following categories:


                                                                        June 30
                                                                2001              2000
                                                           ---------------------------------
                                                                    (In Thousands)
              First Mortgage:
                Conventional single-family residential            $ 90,034          $ 93,594
                Commercial and multifamily residential             160,212           162,139
                Construction and land                               45,704            40,546
                Farmland                                             7,401             7,144
                                                           ---------------------------------
                                                                   303,351           303,423

              Commercial business loans                            131,781           105,710
              Consumer and installment loans                        31,769            32,285
              Lease financing                                        1,375             1,874
              Home equity loans                                      4,744             4,476
              Other                                                  1,541             2,054
                                                           ---------------------------------
              Total loans                                          171,210           146,399

              Less:
                Allowance for loan losses                            5,350             4,336
                                                           ---------------------------------
              Loans, net                                          $469,211          $445,486
                                                           =================================


The following table presents changes in the allowance for loan losses:


                                                June 30
                                          2001           2000
                                      ---------------------------
                                            (In Thousands)
Balance at January 1                         $5,010        $4,046
     Provisions                                 560           362
     Charge-offs                              (227)          (74)
     Recoveries                                   7             2
                                      ---------------------------
Balance at June 30                           $5,350        $4,336
                                      ===========================


NOTE F -- STOCKHOLDERS' EQUITY

Under federal law and regulations, we are required to meet certain capital requirements. Under the Federal Reserve Board's risk-based guidelines we are considered to be "well capitalized." The Banks are required to meet leverage and risk-based capital requirements. The leverage ratio, in general, is stockholders' equity as a percentage of total assets. The risk-based capital ratio, in general, is stockholders' equity plus general loan loss allowances (within certain limitations) as a percentage of risk adjusted assets.

As of June 30, 2001, the most recent notification from Federal Deposit Insurance Corporation categorized Lincoln Community Bank, Franklin State Bank, Lincoln State Bank, Grafton State Bank and Community Bank of Oconto County (CBOC) as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.





                                                                           To Be Well Capitalized
                                                          For Capital      Under Prompt Corrective
                                      Actual           Adequacy Purposes     Action Provisions
                               -------------------------------------------------------------------
                                 Amount     Ratio      Amount     Ratio      Amount     Ratio
                               -------------------------------------------------------------------
         AS OF JUNE 30, 2001                         (Dollars In Thousands)
         Total Capital (to
           Risk-Weighted
           Assets):
             Lincoln State Bank  $22,032       11.27%   $15,645     >8.00%     $19,557   >10.00%
             Lincoln Community    10,311       11.74%     7,026     >8.00%       8,783   >10.00%
             Grafton State Bank   11,476       11.56%     7,944     >8.00%       9,930   >10.00%
             Franklin State Bank   6,580       10.48%     5,023     >8.00%       6,279   >10.00%
             CBOC                  6,462       13.30%     3,888     >8.00%       4,860   >10.00%

         Tier 1 Capital (to
           Risk-Weighted
           Assets):
             Lincoln State Bank   19,687       10.07%     7,823     >4.00%      11,734    >6.00%
             Lincoln Community     9,390       10.69%     3,513     >4.00%       5,270    >6.00%
             Grafton State Bank   10,598       10.67%     3,972     >4.00%       5,958    >6.00%
             Franklin State Bank   5,873        9.35%     2,512     >4.00%       3,767    >6.00%
             CBOC                  5,962       12.27%     1,944     >4.00%       2,916    >6.00%

         Tier 1 Capital (to
           Average Assets):
             Lincoln State Bank   19,687        8.98%     8,765     >4.00%      10,956    >5.00%
             Lincoln Community     9,390        8.58%     4,378     >4.00%       5,473    >5.00%
             Grafton State Bank   10,598        7.90%     3,972     >4.00%       4,965    >5.00%
             Franklin State Bank   5,873        8.31%     2,828     >4.00%       3,535    >5.00%
             CBOC                  5,962        9.49%     2,513     >4.00%       3,141    >5.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

TOTAL ASSETS

At June 30, 2001, our consolidated total assets were $601.1 million as compared to $600.5 million at December 31, 2000. Growth in short-term investments and federal funds sold caused the increase.

INVESTMENT AND MORTGAGE RELATED SECURITIES

Investment securities available-for-sale decreased $9.3 million, or 20.3%, from $45.7 million at December 31, 2000, to $36.5 million at June 30, 2001. We used the proceeds from maturities, sales and repayments of investment securities to fund new loans and purchase other types of securities rather than purchase additional investment securities.

Mortgage-related securities available-for-sale decreased $3.0 million, or 9.1%, from $33.1 million at December 31, 2000, to $30.1 million at June 30, 2001. The decline in mortgage related securities is due to the sale of investments during the second quarter of 2001.

LOANS RECEIVABLE

Loans receivable, net of allowance for loan losses decreased $4.0 million, or 0.8%, from $473.1 million at December 31, 2000 compared to $469.2 million at June 30, 2001. The minimal change was primarily due to our effort to reduce the loan growth rate which has averaged 11.9% over the last five years. Loans receivable have increased $23.7 million or 5.3% from June 30, 2000 to June 30, 2001. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At June 30, 2001 we have not designated any loans as held for sale.

TOTAL DEPOSITS AND BORROWINGS

Total deposits increased $15.5 million, or 3.4%, from $458.1 million on December 31, 2000 to $473.6 million on June 30, 2001. The increase in deposits can be attributed to the growth in retail certificate of deposits and commercial money market accounts currently offered by our bank subsidiaries. Uncertainties in the stock market also contributed to the deposit increase. As a result of the deposit growth, we were able to decrease the amount of borrowed funds. Total borrowings decreased by $18.1 million, or 20.5%, from $88.6 million on December 31, 2000 to $70.5 million on June 30, 2001. Borrowings consist of $53.7 million in Federal Home Loan Bank advances, $8.0 million in fed funds borrowed from correspondent banks, $2.4 million borrowed on a $10.0 million line of credit from another financial institution and $6.4 million in repurchase agreements and other borrowings.

CAPITAL RESOURCES AND ADEQUACY

Stockholders' equity at June 30, 2001 was $51.3 million compared to $48.5 million at December 31, 2000, an increase of $2.8 million. The change in stockholders' equity consists of net income of $2.6 million, proceeds from the sale of treasury stock of $439,000, less payments of dividends to shareholders of $941,000 and a $648,000 net increase in accumulated other comprehensive income. We and our banks continue to exceed our regulatory capital requirements.

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

Nonperforming assets are summarized, for the dates indicated, as follows:


                                                       June 30,        December 31,
                                                         2001              2000
                                                    ---------------    ------------
                                                          (dollars in thousands)
        Non-accrual loans:
           Mortgage loans
             One-to-four family                      $   855              $ 1,052
             Commercial real estate                    1,147                   --
                                                    --------              -------
              Total mortgage loans                     2,002                1,052

           Commercial business                           741                  436
           Consumer and other                            421                  327
                                                    --------              -------
              Total non-accrual loans                  3,164                1,815

        Other real estate owned                          107                  117
                                                    --------              -------
              Total nonperforming assets             $ 3,271              $ 1,932
                                                    ========              =======

        RATIOS:
        Non-accrual loans to total loans               0.67%               0.38%
        Nonperforming assets to total assets            0.54                0.32
        Loan loss allowance to non-accrual loans      169.09              276.03
        Loan loss allowance to total loans              1.14                1.05


Nonperforming assets increased by $1.4 million from $1.9 million at December 31, 2000 to $3.3 million at June 30, 2001, an increase of 69.3%. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET INTEREST INCOME

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income for the three months ended June 30, 2001 was $5.8 million, an increase of 11.1% from the $5.2 million reported for the same period in 2000. An improved net interest margin was the primary reason for the improvement in the first quarter net interest income. The reduction in market interest rates during the quarter caused the average rate paid on deposits and borrowings to decrease from 4.11% for the three months ended June 30, 2000 to 3.81% for the three month period ending June 30, 2001. Net interest income for the six months ended June 30, 2001 was $11.2 million, an increase of 7.7% from the $10.4 million reported for the same period in 2000. The increased volume of interest-earning assets was the primary reason for the improvement in the year-to-date net interest income.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the six and three months ended June 30, 2001 and 2000.


                                                       During the             During the
                                                      Three Months            Six Months
                                                     Ended June 30,         Ended June 30,

                                                     2001      2000         2001      2000
                                                   ---------------------------------------
            Weighted average yield on
               interest-earning assets              7.75%     7.96%        7.84%     7.88%

            Weighted average rate paid on
               deposit accounts and borrowings      3.81      4.11         4.07      3.96
                                                   ---------------------------------------

            Net interest spread                     3.94%     3.85%        3.77%     3.92%
                                                   =======================================

            Net interest margin (net interest
               income divided by average
               earning assets)                      4.09%     3.97%        3.92%     4.04%
                                                   =======================================


PROVISION FOR LOAN LOSSES

For the three months ended June 30, 2001, the provision for loan losses was $306,000 compared to $187,000 for the same period in 2000. For the six months ended June 30, 2001, the provision for loan losses was $560,000 compared to $362,000 for the same period in 2000. The increased provision was made to support the growth in the loan portfolio that began in 1999 as well as the increase in nonperforming assets during the quarter. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2001 was $1.2 million compared to $906,000 for the three months ended June 30, 2000, an increase of $304,000, or 33.6%. Non-interest income for the six months ended June 30, 2001 was $2.2 million compared to $1.8 million for the six months ended June 30, 2000, an increase of $463,000, or 26.2%. The increases for both periods were due to the recognition of deferred gains realized on the sale and leaseback of two of banking facilities in 2000 and 1999, increased loan fees collected and gains recognized on the sales of loans and investments.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2001 was $4.5 million compared to $4.0 million for the three months ended June 30, 2001, an increase of $585,000, or 14.8%. Non-interest expense for the six months ended June 30, 2001 was $9.1 million compared to $8.3 million for the six months ended June 30, 2000, an increase of $816,000, or 9.9%. Salaries and employee benefits increased $295,000 or 12.9% from $2.3 million for the three-month period ended June 30, 2000 to $2.6 million for the 2001 three-month period. Salaries and employee benefits increased $258,000 or 5.3% from $4.9 million for the six-month period ended June 30, 2000 to $5.2 million for the six-month period ended June 30, 2001. Higher benefit costs and additions of new personnel accounted for the change in both periods. Premises and equipment expense increased $129,000, or 20.6%, from $627,000 for the three-month period ended June 30, 2000 compared to $756,000 for the three-month period ended June 30, 2001, and increased $285,000, or 22.1%, from $1.3 million for the six-month period ended June 30, 2000 compared to $1.6 million for the six-month period ended June 30, 2001. The increase in occupancy expense can be attributed to higher utility costs, maintenance and upkeep of our properties and lease payments made on the sold banking facilities. Other expenses increased $181,000 or 23.4% for the three-month period ended June 30, 2001 and increased $336,000 or 22.4% for the six-month period ended June 30, 2001. These increases can be attributed to changes in operating expenses such as business development, consulting fees, organizational dues and subscriptions and new product development. The increase in the consulting fees can be directly attributable to the development of our new strategic plan.

INCOME TAXES

Income before taxes for the three-month period ended June 30, 2001 was $2.2 million compared to $2.0 million for the three months ended June 30, 2000, an increase of $180,000, or 9.1%. Income before taxes for the six-month period ended June 30, 2001 was $3.8 million compared to $3.5 million for the six months ended June 30, 2000, an increase of $243,000, or 6.9%. The income tax expense for the three months ended June 30, 2001 increased $98,000 over the same period in 2000. The effective tax rate for the three months ended June 30, 2001 was 32.4% compared to 31.4% for the three months ended June 30, 2000. The income tax expense for the six months ended June 30, 2001 increased $94,000 over the same period in 2000. The effective tax rate for the six months ended June 30, 2001 was 31.2% compared to 30.7% for the six months ended June 30, 2000.

NET INCOME

On an after tax basis, for the three month period ended June 30, 2001, we reported net income of $1.46 million compared to $1.36 million for the same period in 2000 an increase of 7.5% and for the six month period ended June 30, 2001, we reported net income of $2.59 million compared to $2.44 million for the same time period in 2000 an increase of 6.1%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. We had liquid assets of $38.9 million and $23.2 million at June 30, 2001 and December 31, 2000, respectively.

Management believes liquidity and capital levels are adequate at June 30, 2001. For a discussion of regulatory capital requirements, see Note F to the Unaudited Consolidated Financial Statements.

ASSET/LIABILITY MANAGEMENT

Financial institutions are subject to interest rate risk to the extent their interest-bearing liabilities (primarily deposits) mature or reprice at different times and on a different basis than their interest-earning assets (consisting primarily of loans and securities). Interest rate sensitivity management seeks to match maturities on assets and liabilities and avoid fluctuating net interest margins while enhancing net interest income during periods of changing interest rates. The difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period is referred to as an interest rate gap. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During periods of falling interest rates, a negative gap tends to positively affect net interest income while a positive gap tends to result in an decrease in net interest income. During a period of rising interest rates, a positive gap tends to result in an increase in net interest income while a negative gap tends to adversely affect net interest income.

The following table shows the interest rate sensitivity gap for four different time intervals as of June 30, 2001. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.


                                             AMOUNTS MATURING OR REPRICING AS OF JUNE 30, 2001
                                       --------------------------------------------------------------
                                          WITHIN    SIX TO TWELVE  ONE TO FIVE    OVER
                                        SIX MONTHS     MONTHS         YEARS    FIVE YEARS     TOTAL
                                       --------------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS)
  Interest-earning assets:
  Fixed-rate mortgage loans                $ 29,927    $ 30,622    $127,260    $ 23,573     $211,382
  Adjustable-rate mortgage loans             31,915      10,311      35,458           0       77,684
                                       --------------------------------------------------------------
        Total mortgage loans                 61,842      40,933     162,718      23,573      289,066
  Commercial business loans                  67,298      13,501      55,768       5,680      142,247
  Consumer loans                              6,809       4,196      21,978       2,440       35,423
  Home equity loans                           4,532          16         315           0        4,863
  Tax-exempt loans                                0         510         283         794        1,587
  Lease financing                                 0           0       1,375           0        1,375
  Mortgage-related securities                13,194       1,966      14,046         886       30,092
  Fixed rate investment securities
   and other                                  2,708       2,589      10,962      15,743       32,002
  Variable rate investment securities
   and other                                 25,132       3,464          25          25       28,646
                                       --------------------------------------------------------------
        Total interest-earning assets      $181,515    $ 67,175    $267,470    $ 49,141     $565,301
                                       ==============================================================

  Interest-bearing liabilities:
  Deposits
    Time deposits                          $116,804    $ 66,524    $ 30,168         $82     $213,578
    NOW accounts                              1,844       1,844      18,444       8,607       30,739
    Savings accounts                          4,205       5,350      42,049      19,623       71,227
    Money market accounts                    30,241       3,828      38,279      17,864       90,212
    Advance payments for taxes and
     insurance                                    0       1,124           0           0        1,124
    Borrowings                               26,691      35,500       2,300       6,000       70,491
                                       --------------------------------------------------------------
        Total interest-bearing
          liabilities                      $179,785    $114,170    $131,240    $ 52,176     $477,371
                                       ==============================================================
  Interest-earning assets less
    interest-bearing Liabilities           $  1,730    ($46,995)   $136,230     ($3,035)    $ 87,930
                                       ==============================================================
  Cumulative interest rate
    sensitivity gap                        $  1,730    ($45,265)   $ 90,965    $ 87,930
                                       =================================================
  Cumulative interest rate
    sensitivity gap as a Percentage
    of total assets                            0.29%     (7.53%)      15.13%      14.63%
                                       =================================================


At June 30, 2001, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 0.29% for six months and a negative 7.53% for one-year maturities. Therefore, the Corporation is negatively gapped at one year and may benefit from falling interest rates.

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

FORWARD-LOOKING STATEMENTS

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

CURRENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. This Statement, as amended by FASB Statement No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management believes adoption of this Statement will have no effect on the consolidated financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces FASB Statement No. 125 in its entirety. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement No. 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement had no material effect on the consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation has not experienced any material changes to its market risk position since December 31, 2000, from that disclosed in the Corporation's 2000 Form 10-K Annual Report.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

             As of June 30, 2001 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.      Changes in Securities - NONE

Item 3       Defaults upon Senior Securities - NONE

Item 4       Submission of Matters to Vote of Security Holders
             ANNUAL MEETING OF SHAREHOLDERS. On May 22, 2001, at the Annual Meeting of the shareholders of the Corporation, the Corporation's shareholders reelected Michael Murry, James Bomberg, Conrad Kaminski, Nicholas Logarakis, Keith Winters, James Kacmarcik and Duane Cherek as directors for three-year terms expiring on the date of the annual shareholders meeting to be held in 2004.

             SHAREHOLDER VOTE WITH RESPECT TO MATTERS ACTED UPON AT THE ANNUAL MEETING

             ELECTION OF DIRECTORS. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. Michael Murry, James Bomberg, Conrad Kaminski, Nicholas Logarakis, Keith Winters, James Kacmarcik and Duane Cherek were standing for reelection. The vote with respect to the reelection of each was as follows:

             MICHAEL MURRY
                           2,542,387  Total votes were eligible to be cast
                           1,574,466  Votes were represented in person or by proxy at the Annual Meeting
                           1,529,333  Votes were cast "FOR" the reelection of Mr. Murry
                                   0  Votes were cast "AGAINST" the reelection of Mr. Murry
                              45,133  Votes abstained or were broker non-votes

             JAMES BOMBERG
                           2,542,387  Total votes were eligible to be cast
                           1,574,466  Votes were represented in person or by proxy at the Annual Meeting
                           1,534,512  Votes were cast "FOR" the reelection of Mr. Bomberg
                                   0  Votes were cast "AGAINST" the reelection of Mr. Bomberg
                              39,954  Votes abstained or were broker non-votes

             CONRAD KAMINSKI
                                2,542,387  Total votes were eligible to be cast
                                1,574,466  Votes were represented in person or by proxy at the Annual Meeting
                                1,552,609  Votes were cast "FOR" the reelection of Mr. Kaminski
                                        0  Votes were cast "AGAINST" the reelection of Mr. Kaminski
                                   21,857  Votes abstained or were broker non-votes
             NICHOLAS LOGARAKIS
                                2,542,387  Total votes were eligible to be cast
                                1,574,466  Votes were represented in person or by proxy at the Annual Meeting
                                1,551,823  Votes were cast "FOR" the reelection of Mr. Logarakis
                                        0  Votes were cast "AGAINST" the reelection of Mr. Logarakis
                                   22,643  Votes abstained or were broker non-votes

             KEITH WINTERS
                                2,542,387  Total votes were eligible to be cast
                                1,574,466  Votes were represented in person or by proxy at the Annual Meeting
                                1,551,823  Votes were cast "FOR" the reelection of Mr. Winters
                                        0  Votes were cast "AGAINST" the reelection of Mr. Winters
                                   22,643  Votes abstained or were broker non-votes

             JAMES KACMARCIK
                                2,542,387  Total votes were eligible to be cast
                                1,574,466  Votes were represented in person or by proxy at the Annual Meeting
                                1,532,870  Votes were cast "FOR" the reelection of Mr. Kacmarcik
                                        0  Votes were cast "AGAINST" the reelection of Mr. Kacmarcik
                                   41,596  Votes abstained or were broker non-votes


             DUANE CHEREK
                                2,105,549  Total votes were eligible to be cast
                                1,540,263  Votes were represented in person or by proxy at the Annual Meeting
                                1,538,270  Votes were cast "FOR" the reelection of Mr. Cherek
                                        0  Votes were cast "AGAINST" the reelection of Mr. Cherek
                                   36,196  Votes abstained or were broker non-votes

The following individuals will continue to serve as directors for the terms indicated:

Directors to serve until the 2002 shareholders meeting:

 Thomas Gapinski             J. Michael Bartels        Gervase Rose
 Thomas Sheehan              James Sass                Thomas Ebenreiter
 Michael Judge               Richard Pamperin

Directors to serve until the 2003 shareholders meeting:

 Casimir Janiszewski         David Kaczynski           Jerome Sarnowski

Item 5       Other Information - NONE

Item 6       Exhibits and Reports on Form 8-K

             The Corporation filed on report Form 8-K on June 5, 2001 and Amendment No. 1 thereto on June 15, 2001 in regards to its change in certifying accountant.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                          MERCHANTS AND MANUFACTURERS
                                              BANCORPORATION, INC.
                                ------------------------------------------------
                                                 (Registrant)




Date       August 14, 2001                   /s/ James F. Bomberg
      ----------------------------          ------------------------------------
                                             James F. Bomberg
                                             President & Chief Executive Officer


Date      August  14, 2001                   /s/ James C. Mroczkowski
      ----------------------------          ------------------------------------
                                             James C. Mroczkowski
                                             Executive Vice President & Chief
                                               Financial Officer
                                             Principal Financial Officer