Form 10-Q
period 2001-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2001-11-13
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to __________________

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

                                 (262) 827-6713
               Registrant's telephone number, including area code:


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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, par value $1.00 per share              2,535,120 Shares
--------------------------------------------    --------------------------------
                  Class                          Outstanding at November 1, 2001

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                              PAGE NUMBER
                                                                                              -----------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Unaudited Consolidated Statements of Financial Condition as of September
         30, 2001 and December 31, 2000                                                               3

         Unaudited Consolidated Statements of Income for the Three Months and the
         Nine Months ended September 30, 2001 and 2000                                                4

         Unaudited Consolidated Statements of Cash Flows for the Nine Months ended
         September 30, 2001 and 2000                                                                  5

         Notes to Unaudited Consolidated Financial Statements                                         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                            9

Item 3. Quantitative and Qualitative Disclosure About Market Risk                                    17

PART II. OTHER INFORMATION

Items 1-6                                                                                            17

Signatures                                                                                           18

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                2001                  2000
                                                                             ------------         ------------
                                                                                      (In Thousands)
ASSETS
Cash and due from banks                                                        $  16,003          $  20,649
Interest-bearing deposits at other banks                                           6,293                996
Federal funds sold                                                                15,304              1,551
                                                                               ---------          ---------
Cash and cash equivalents                                                         37,600             23,196
Investment securities available-for-sale at fair value                            67,894             78,847
Loans, less allowance for loan losses ($5,612 -- 2001; $5,010 -- 2000)           474,086            473,161
Accrued interest receivable                                                        3,397              3,696
Federal Home Loan Bank stock                                                       3,520              3,171
Premises and equipment                                                            10,291              9,252
Other assets                                                                      10,074              9,201
                                                                               ---------          ---------
Total assets                                                                   $ 606,862          $ 600,524
                                                                               =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Non-interest bearing deposits                                                $  71,334          $  79,263
  Interest bearing deposits                                                      409,824            378,852
  Short-term debt                                                                 50,489             75,928
  Long-term debt                                                                  15,400             12,700
  Accrued interest payable                                                         1,309              1,159
  Advance payments by borrowers for taxes and insurance                            1,527                346
  Other liabilities                                                                4,201              3,762
                                                                               ---------          ---------
Total liabilities                                                                554,084            552,010

Stockholders' equity
  Common stock $1.00 par value; 6,000,000 shares authorized;
    Shares issued: 2,587,509; shares outstanding:
    2,543,386 -- 2001; 2,520,937 -- 2000                                           2,588              2,588
  Additional paid-in capital                                                      15,013             15,452
  Accumulated other comprehensive income (loss)                                      772               (305)
  Retained earnings                                                               35,760             32,988
  Treasury stock, at cost (44,123 shares -- 2001;
    66,572 shares -- 2000)                                                        (1,355)            (2,209)
                                                                               ---------          ---------
Total stockholders' equity                                                        52,778             48,514
                                                                               ---------          ---------
Total liabilities and stockholders' equity                                     $ 606,862          $ 600,524
                                                                               =========          =========

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                         2001           2000           2001             2000
                                                      -------         -------         -------         --------
                                                                     (In Thousands, except per share data)
Interest income:
  Loans, including fees                               $ 9,620         $ 9,753         $29,374         $ 27,264
  Investment securities                                   988           1,227           3,263            3,732
  Interest-bearing deposits and federal funds             178              57             442              253
                                                      -------         -------         -------         --------
Total interest income                                  10,786          11,037          33,079           31,249

Interest expense:
  Deposits                                              3,874           4,426          12,514           11,936
  Borrowings                                              836           1,383           3,330            3,720
                                                      -------         -------         -------         --------
Total interest expense                                  4,710           5,809          15,844           15,656

Net interest income                                     6,076           5,228          17,235           15,593
Provision for loan losses                                 306             140             866              502
                                                      -------         -------         -------         --------
Net interest income after provision for
  loan losses                                           5,770           5,088          16,369           15,091

Non-interest income:
  Service charges on deposit accounts                     342             292             937              861
  Service charges on loans                                160             135             477              402
  Net gain on securities sales                              0               0              88                2
  Net gain (loss) on loan sales                            37               0              77               (9)
  Net gain on sales of premises                           156              67             468              200
  Other                                                   399             410           1,280            1,218
                                                      -------         -------         -------         --------
                                                        1,094             904           3,327            2,674

Non-interest expenses:
  Salaries and employee benefits                        2,563           2,278           7,717            7,174
  Premises and equipment                                  762             656           2,337            1,946
  Data processing                                         235             228             689              745
  Marketing and business development                      224             186             598              501
  Federal deposit insurance premiums                       25              26              73               74
  Other                                                   725             577           2,188            1,763
                                                      -------         -------         -------         --------
                                                        4,534           3,951          13,602           12,203

Income before income taxes                              2,330           2,041           6,094            5,562
Income taxes                                              773             631           1,948            1,712
                                                      -------         -------         -------         --------
Net income                                            $ 1,557         $ 1,410         $ 4,146         $  3,850
                                                      =======         =======         =======         ========
Basic earnings per share                              $  0.61         $  0.55         $  1.63         $   1.50
                                                      =======         =======         =======         ========
Diluted earnings per share                            $  0.61         $  0.55         $  1.63         $   1.49
                                                      =======         =======         =======         ========
Dividends per share                                   $  0.17         $  0.15         $  0.54         $   0.50
                                                      =======         =======         =======         ========

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2001              2000
                                                                                  --------          --------
                                                                                          In Thousands)
OPERATING ACTIVITIES
  Net income                                                                      $  4,146          $  3,850
  Adjustments to reconcile net income to cash
    provided by operating activities
       Provision for loan losses                                                       866               502
       Provision for depreciation                                                      664               675
       Net amortization of investments securities premiums and discounts                29                65
       Net realized gains on investment security sales                                 (88)               (2)
       Decrease (increase) in accrued interest receivable                              299              (622)
       Increase in accrued interest payable                                            150               201
       Other                                                                          (525)           (1,404)
                                                                                  --------          --------
Net cash provided by operating activities                                            5,541             3,265

INVESTING ACTIVITIES
Purchase of securities available-for-sale                                          (44,063)           (9,845)
Proceeds from sales of securities available-for-sale                                 4,259             2,651
Proceeds from redemptions and maturities of securities available-for-sale           52,488            10,017
Net increase in loans                                                               (1,827)          (62,979)
Purchase of Federal Home Loan Bank stock                                              (349)             (481)
Purchase of premises and equipment                                                  (2,171)           (1,205)
                                                                                  --------          --------
Net cash provided (used) in investing activities                                     8,337           (61,842)

FINANCING ACTIVITIES
Net increase in deposits                                                            23,043            29,664
Net increase (decrease) in short-term borrowings                                   (22,240)           16,946
Increase in advance payments by borrowers for taxes and insurance                    1,181             1,245
Payment of cash dividends to stockholders                                           (1,373)           (1,291)
Proceeds from long-term Federal Home Loan Bank advances                              1,000            12,500
Repayment of long-term Federal Home Loan Bank advances                              (1,500)          (10,000)
Purchase of treasury stock                                                             (25)           (1,324)
Proceeds from sale of treasury stock                                                   440               190
Cost from issuing additional common stock                                               --               (88)
                                                                                  --------          --------
Net cash provided by financing activities                                              526            47,842

Increase (decrease) in cash and cash equivalents                                    14,404           (10,735)
Cash and cash equivalents at beginning of period                                    23,196            29,769
                                                                                  --------          --------
Cash and cash equivalents at end of period                                        $ 37,600          $ 19,034
                                                                                  ========          ========
Supplemental cash flow information:
  Interest paid                                                                   $ 15,693          $ 15,189
  Income taxes paid                                                                  1,934             1,158
  Loans transferred to other real estate owned                                         139               116

See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Lincoln Community Bank, Community Bank of Oconto County (collectively, the Banks), Merchants Merger Corp. and M&M Services, Inc. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Lincoln Community Bank also includes the accounts of its wholly owned subsidiary, Lincoln Investment Management Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. Community Bank of Oconto County also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2000. The December 31, 2000 10-K was issued prior to the CBOC, Inc. acquisition.

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

NOTE C -- EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:


                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
Basic                                                      2001              2000              2001             2000
----------------------------------------------------------------------------------------------------------------------
                                                                    (In Thousands, except per share data)
Net income                                                $ 1,557           $ 1,410           $ 4,146          $ 3,850
Weighted average shares outstanding                         2,544             2,557             2,543            2,562
Basic earnings per share                                  $  0.61           $  0.55           $  1.63          $  1.50
                                                          ============================================================

Diluted:
----------------------------------------------------------------------------------------------------------------------
                                                    (In Thousands, except per share data)
Net income                                                $ 1,557           $ 1,410           $ 4,146          $ 3,850
Weighted average shares outstanding                         2,544             2,557             2,543            2,562
Effect of dilutive stock options outstanding                    9                15                 8               19
                                                          ------------------------------------------------------------
Diluted weighted average shares outstanding                 2,553             2,572             2,551            2,581
Diluted earnings per share                                $  0.61           $  0.55           $  1.63          $  1.49
                                                          ============================================================

NOTE D -- COMPREHENSIVE INCOME

The following table presents our comprehensive income.

                                                          Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                        2001             2000              2001             2000
----------------------------------------------------------------------------------------------------------------------
                                                                                  (In Thousands)
Net income                                                $ 1,557           $ 1,410           $ 4,146          $ 3,850
Other comprehensive income
  Net change in unrealized securities gains                   428               560             1,075              562
                                                          ------------------------------------------------------------
Total comprehensive income                                $ 1,985           $ 1,970           $ 5,221          $ 4,412
                                                          ============================================================

NOTE E -- LOANS RECEIVABLE

Loans are comprised of the following categories:

                                                                                 September 30,         December 31,
                                                                                     2001                 2000
                                                                                 --------------------------------
                                                                                            (In Thousands)
                 First Mortgage:
                   Conventional single-family residential                          $ 86,553             $ 98,730
                   Commercial and multifamily residential                           164,635              165,586
                   Construction and land                                             49,125               47,767
                   Farmland                                                           7,395                7,027
                                                                                 -------------------------------
                                                                                    307,708              319,110

                 Commercial business loans                                          131,191              117,812
                 Consumer and installment loans                                      31,780               33,472
                 Lease financing                                                      1,263                1,606
                 Home equity loans                                                    5,182                4,545
                 Other                                                                2,574                1,626
                                                                                 -------------------------------
                 Total loans                                                        171,990              159,061
                 Less:
                   Allowance for loan losses                                          5,612                5,010
                                                                                 -------------------------------
                 Loans, net                                                        $474,086             $473,161
                                                                                 ===============================

The following table presents changes in the allowance for loan losses:

                                                        Nine Months
                                                           Ended           Year Ended
                                                        September 30,      December 31,
                                                             2001             2000
                                                        ------------------------------
                                                                 (In Thousands)
Balance at January 1                                       $5,010              $4,047
     Provisions                                               866               1,239
     Charge-offs                                            (272)               (290)
     Recoveries                                                 8                  14
                                                        -----------------------------
                                                           $5,612              $5,010
                                                        =============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

TOTAL ASSETS

At September 30, 2001, our consolidated total assets were $606.9 million as compared to $600.5 million at December 31, 2000. Growth in short-term investments and federal funds sold caused the increase.

INVESTMENT SECURITIES

Investment securities available-for-sale decreased $11.0 million, or 13.9%, from $78.8 million at December 31, 2000, to $67.9 million at September 30, 2001. We used the proceeds from maturities, sales and repayments of investment securities to fund new loans or temporarily placed the funds in short-term investments while market interest rates were at all time low levels.

LOANS RECEIVABLE

Loans receivable, net of allowance for loan losses increased $925,000 from $473.1 million at December 31, 2000 compared to $474.1 million at September 30, 2001. The minimal growth in loans can be attributed to the growth in commercial and consumer loans that were offset by the increase in 1-4 family mortgage loan refinancing. In a low interest rate environment, consumers tend to refinance the one and three year adjustable rate mortgages that the banks maintain in their own loan portfolios with lower rate 15 and 30 year mortgages that are sold on the secondary market. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At September 30, 2001 we have not designated any loans as held for sale.

TOTAL DEPOSITS AND BORROWINGS

Total deposits increased $23.0 million, or 5.0%, from $458.1 million on December 31, 2000 to $481.2 million on September 30, 2001. The increase in deposits can be attributed to the growth in retail certificate of deposits and commercial money market accounts currently offered by our bank subsidiaries. Uncertainties in the stock market also contributed to the deposit increase. As a result of the deposit growth, we were able to decrease the amount of borrowed funds. Short-term debt decreased by $25.4 million, or 33.5%, from $75.9 million on December 31, 2000 to $50.5 million on September 30, 2001. Short-term debt consist of $37.9 million in Federal Home Loan Bank advances with maturities of less than one-year, $6.0 million in fed funds borrowed from correspondent banks, $2.9 million borrowed on a $10.0 million line of credit from another financial institution and $3.7 million in repurchase agreements and other borrowings. Long-term debt increased by $2.7 million, or 21.3%, from $12.7 million on December 31, 2000 to $15.4 million on September 30, 2001. Long-term debt consists of $15.4 million in Federal Home Loan Bank advances with maturities greater than one-year.

CAPITAL RESOURCES

Stockholders' equity at September 30, 2001 was $52.8 million compared to $48.5 million at December 31, 2000, an increase of $4.3 million. The change in stockholders' equity consists of net income of $4.1 million, the net proceeds from the sale of treasury stock of $415,000, less payments of dividends to shareholders of $1.4 million and a $1.1 million net increase in accumulated other comprehensive income. We and our banks continue to exceed our regulatory capital requirements.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against our subsidiary bank's risk-weighted assets. Our tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 10.3% at September 30, 2001, well above the 4.0% minimum required. Total capital to risk-adjusted assets was 11.5%, also well above the 8.0% minimum requirement. The leverage ratio was at 8.6% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be "well capitalized."

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

Nonperforming assets are summarized, for the dates indicated, as follows:


                                                      September 30,   December 31,
                                                         2001            2000
                                                      ------------    ------------
                                                          (dollars in thousands)
        Non-accrual loans:
            Mortgage loans
              One-to-four family                        $   893         $ 1,052
              Commercial real estate                      1,266              --
                                                        -------         -------
                Total mortgage loans                      2,159           1,052

            Commercial business                             591             436
            Consumer and other                              405             327
                                                        -------         -------
                Total non-accrual loans                   3,155           1,815

        Other real estate owned                             230             117
                                                        -------         -------
                Total nonperforming assets              $ 3,385         $ 1,932
                                                        =======         =======
        RATIOS:
        Non-accrual loans to total loans                   0.66%           0.38%
        Nonperforming assets to total assets               0.56            0.32
        Loan loss allowance to non-accrual loans         177.88          276.03
        Loan loss allowance to total loans                 1.17            1.05

Nonperforming assets increased by $1.5 million from $1.9 million at December 31, 2000 to $3.4 million at September 30, 2001, an increase of 75.2%. The increase in non-accrual loans can be attributed to three commercial real estate loans. Management believes that losses on these commercial real estate loans will be minimal due to the collateral position in each situation. The growth in non-accrual consumer loans may require the Corporation to charge-off additional balances in the future. These loans include credit card and automobile loans.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET INTEREST INCOME

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income for the three months ended September 30, 2001 was $6.1 million, an increase of 16.2% from the $5.2 million reported for the same period in 2000. An improved net interest margin was the primary reason for the improvement in the third quarter net interest income. The reduction in market interest rates during the quarter caused the average rate paid on deposits and borrowings to decrease from 4.40% for the three months ended September 30, 2000 to 3.45% for the three month period ending September 30, 2001. Net interest income for the nine months ended September 30, 2001 was $17.2 million, an increase of 10.5% from the $15.6 million reported for the same period in 2000. The increased volume of interest-earning assets was the primary reason for the improvement in the year-to-date net interest income.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the nine and three months ended September 30, 2001 and 2000.

                                                               During the                       During the
                                                          Three Months Ended                 Nine Months Ended
                                                              September 30,                    September 30,
                                                          2001            2000              2001             2000
                                                        ---------------------------------------------------------
        Weighted average yield on
           interest-earning assets                       7.57%            8.12%            7.75%            7.96%
        Weighted average rate paid on
           deposit accounts and borrowings               3.45             4.40             3.86             4.12
                                                        --------------------------------------------------------
        Net interest spread                              4.12%            3.72%            3.89%            3.84%
                                                        ========================================================
        Net interest margin (net interest
           income divided by average
           earning assets)                               4.26%            3.85%            4.04%            3.97%
                                                        ========================================================

PROVISION FOR LOAN LOSSES

For the three months ended September 30, 2001, the provision for loan losses was $306,000 compared to $140,000 for the same period in 2000. For the nine months ended September 30, 2001, the provision for loan losses was $866,000 compared to $502,000 for the same period in 2000. The increased provision was made to support the growth in the loan portfolio that began in 1999 as well as the increase in nonperforming assets in 2001. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2001 was $1.1 million compared to $904,000 for the three months ended September 30, 2000, an increase of $190,000, or 21.0%. Non-interest income for the nine months ended September 30, 2001 was $3.3 million compared to $2.7 million for the nine months ended September 30, 2000, an increase of $653,000, or 24.4%. The increases for both periods were due to the recognition of deferred gains realized on the sale and leaseback of two of banking facilities in 2000 and 1999, increased loan fees collected and gains recognized on the sales of loans and investments.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended September 30, 2001 was $4.5 million compared to $4.0 million for the three months ended September 30, 2001, an increase of $583,000, or 14.8%. Non-interest expense for the nine months ended September 30, 2001 was $13.6 million compared to $12.2 million for the nine months ended September 30, 2000, an increase of $1.4 million, or 11.5%. Salaries and employee benefits increased $285,000 or 12.5% from $2.3 million for the three-month period ended September 30, 2000 to $2.6 million for the 2001 three-month period. Salaries and employee benefits increased $543,000 or 7.6% from $7.2 million for the nine-month period ended September 30, 2000 to $7.7 million for the nine-month period ended September 30, 2001. Higher benefit costs and additions of new personnel accounted for the change in both periods. Premises and equipment expense increased $106,000, or 16.2%, from $656,000 for the three-month period ended September 30, 2000 compared to $762,000 for the three-month period ended September 30, 2001, and increased $391,000, or 20.1%, from $1.9 million for the nine-month period ended September 30, 2000 compared to $2.3 million for the nine-month period ended September 30, 2001. The increase in occupancy expense can be attributed to higher utility costs, maintenance and upkeep of our properties and lease payments made on the sold banking facilities. Other expenses increased $148,000 or 25.6% for the three-month period ended September 30, 2001 and increased $425,000 or 24.1% for the nine-month period ended September 30, 2001. These increases can be attributed to changes in operating expenses such as consulting fees, organizational dues and subscriptions and new product development. The increase in the consulting fees can be directly attributable to the development of our new strategic plan.

INCOME TAXES

Income before taxes for the three-month period ended September 30, 2001 was $2.3 million compared to $2.0 million for the three months ended September 30, 2000, an increase of $289,000, or 14.2%. Income before taxes for the nine-month period ended September 30, 2001 was $6.1 million compared to $5.6 million for the nine months ended September 30, 2000, an increase of $532,000, or 9.6%. The income tax expense for the three months ended September 30, 2001 increased $142,000 over the same period in 2000. The effective tax rate for the three months ended September 30, 2001 was 33.2% compared to 30.9% for the three months ended September 30, 2000. The income tax expense for the nine months ended September 30, 2001 increased $236,000 over the same period in 2000. The effective tax rate for the nine months ended September 30, 2001 was 32.0% compared to 30.8% for the nine months ended September 30, 2000.

NET INCOME

On an after tax basis, for the three month period ended September 30, 2001, we reported net income of $1.6 million compared to $1.4 million for the same period in 2000 an increase of 10.4% and for the nine month period ended September 30, 2001, we reported net income of $4.2 million compared to $3.9 million for the same time period in 2000 an increase of 7.7%.

LIQUIDITY

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. We had liquid assets of $37.6 million and $23.2 million at September 30, 2001 and December 31, 2000, respectively.

Our liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $5.5 million. Net cash provided by investing activities was $8.3 million. Net cash from provided by financing activities was $526,000.

As of September 30, 2000, net cash provided by operating activities was $3.3 million. Net cash used by investing activities was $61.8 million. Net cash from provided by financing activities was $47.8 million.

ASSET/LIABILITY MANAGEMENT

Financial institutions are subject to interest rate risk to the extent their interest-bearing liabilities (primarily deposits) mature or reprice at different times and on a different basis than their interest-earning assets (consisting primarily of loans and securities). Interest rate sensitivity management seeks to match maturities on assets and liabilities and avoid fluctuating net interest margins while enhancing net interest income during periods of changing interest rates. The difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period is referred to as an interest rate gap. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During periods of falling interest rates, a negative gap tends to positively affect net interest income while a positive gap tends to result in a decrease in net interest income. During a period of rising interest rates, a positive gap tends to result in an increase in net interest income while a negative gap tends to adversely affect net interest income.

The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 2001. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

                                                                 AMOUNTS MATURING OR REPRICING AS OF SEPTEMBER 30, 2001
                                                    -------------------------------------------------------------------------------
                                                      WITHIN          SIX TO TWELVE      ONE TO FIVE           OVER
                                                    SIX MONTHS           MONTHS             YEARS          FIVE YEARS       TOTAL
                                                    -------------------------------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                           $  28,243           $ 37,719           $125,798          $ 20,826      $212,586
Adjustable-rate mortgage loans                         34,657             12,989             29,079                 0        76,725
                                                    -------------------------------------------------------------------------------
      Total mortgage loans                             62,900             50,708            154,877            20,826       289,311
Commercial business loans                              64,590             14,035             60,362             7,624       146,611
Consumer loans                                          8,133              4,141             21,300             2,285        35,859
Home equity loans                                       4,923                 30                242                 0         5,195
Tax-exempt loans                                          375                150                334               600         1,459
Lease financing                                             0                  0              1,263                 0         1,263
Mortgage-related securities                            11,860              1,952             13,021             2,358        29,191
Fixed rate investment securities and other              1,586              3,486             13,672            14,365        33,119
Variable rate investment securities and other          27,131              3,520                 25                25        30,701
                                                    -------------------------------------------------------------------------------
      Total interest-earning assets                 $ 181,498           $ 78,032           $265,096          $ 48,083      $572,709
                                                    ===============================================================================
Interest-bearing liabilities:
Deposits
  Time deposits                                     $ 123,452           $ 58,848           $ 28,573          $     57      $210,930
  NOW accounts                                          2,038              2,038             20,377             9,509        33,962

  Savings accounts                                      5,611              4,271             42,705            19,929        72,516
  Money market accounts                                31,146              3,911             39,108            18,251        92,416
  Advance payments for taxes and insurance              1,527                  0                  0                 0         1,527
  Borrowings                                           43,589              6,900              9,400             6,000        65,889
                                                    -------------------------------------------------------------------------------
      Total interest-bearing liabilities            $ 207,363           $ 75,968           $140,163          $ 53,746      $477,240
                                                    ===============================================================================
Interest-earning assets less
interest-bearing
  Liabilities                                       ($ 25,865)          $  2,064           $124,933          ($ 5,663)     $ 95,469
                                                    ===============================================================================
Cumulative interest rate sensitivity gap            ($ 25,865)          ($23,801)          $101,132          $ 95,469
                                                    =================================================================
Cumulative interest rate sensitivity gap as
  a Percentage of total assets                         (4.26%)            (3.92%)           16.66%             15.73%
                                                    =================================================================

At September 30, 2001, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a negative 4.26% for six months and a negative 3.92% for one-year maturities. Therefore, the Corporation is negatively gapped at one year and may benefit from falling interest rates.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. We may also make forward-looking statements from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words anticipate, believe, estimate, expect, objective and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and our financial prospects: general economic conditions; risks relating to our ability to successfully integrate future acquisitions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermidiation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of our loan and investment portfolio.

CURRENT ACCOUNTING DEVELOPMENTS

Statement of Financial Accounting Standard ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 was effective January 1, 2001. The Company adopted SFAS 133 and the implementation of this standard did not have a material impact on the Company's financial statements.

SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The provisions of SFAS 140 are effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company adopted SFAS 140 and the implementation of this standard did not have a material impact on the Company's financial statements.

On September 30, 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards 141, Business Combinations (SFAS
141) and Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of SFAS 142 are effective for fiscal years beginning after December 31, 2001. The Company is in the process of evaluating its goodwill and intangible assets for impairment under the provisions of SFAS 142.

SFAS 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe the adoption of the statement will have a material impact on the Company's financial statements.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation has not experienced any material changes to its market risk position since December 31, 2000, from that disclosed in the Corporation's 2000 Form 10-K Annual Report.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

                As of September 30, 2001 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.         Changes in Securities - NONE

Item 3          Defaults upon Senior Securities - NONE

Item 4          Submission of Matters to Vote of Security Holders - NONE

Item 5          Other Information - NONE

Item 6          Exhibits and Reports on Form 8-K - NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                         MERCHANTS AND MANUFACTURERS
                                             BANCORPORATION, INC.
                                         ----------------------------------
                                                 (Registrant)




Date       November 13, 2001             /s/ James F. Bomberg
      -----------------------           ------------------------------------
                                         James F. Bomberg
                                         President & Chief Executive Officer


Date       November 13, 2001             /s/ James C. Mroczkowski
      -----------------------           ------------------------------------
                                         James C. Mroczkowski
                                         Executive Vice President & Chief
                                              Financial Officer
                                         Principal Financial Officer