Form 10-K405
period 2001-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2002-04-01
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended  December 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from  _________________ to _____________________

Commission file number  0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

                  Wisconsin                                       39-1413328
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification Number)
              or organization)

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

Yes  X   No     .

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of March 1, 2002, 2,487,148 shares of Common Stock were outstanding, and the aggregate market value of the shares (based upon the average bid/ask price) held by non-affiliates was approximately $58,650,000.

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                      *****

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

PART I                                                                                                       Page
                                                                                                             ----
         Item 1.   Business                                                                                    3
         Item 2.   Properties                                                                                  9
         Item 3.   Legal Proceedings                                                                          10
         Item 4.   Submission of Matters to a Vote of Security Holders                                        10

PART II

         Item 5.   Market for Registrant's Common Equity and Related Stockholder's Matters                    10
         Item 6.   Selected Financial Data                                                                    11
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations      12

         Item 7a.  Quantitative and Qualitative Disclosures About Market Risk                                 25
         Item 8.   Financial Statements and Supplementary Data                                                26
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       26

PART III

         Item 10.  Directors and Executive Officers of the Registrant                                         27
         Item 11.  Executive Compensation                                                                     27
         Item 12   Security Ownership of Certain Beneficial Owners and Management                             27
         Item 13.  Certain Relationships and Related Transactions                                             27

PART IV

         Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K                           27

SIGNATURES                                                                                                    28

                                     PART I

ITEM 1. BUSINESS
GENERAL

         We are a multi-bank holding company headquartered in New Berlin, Wisconsin, a suburb of Milwaukee. We are engaged in the community banking business through our Community BancGroup(TM) which includes our five bank subsidiaries: Lincoln State Bank; Grafton State Bank; Lincoln Community Bank; Franklin State Bank; and Community Bank of Oconto County. We also operate three non-bank operating subsidiaries: Lincoln Neighborhood Redevelopment Corporation, organized for the purpose of redeveloping and rehabilitating certain areas located primarily on the near south side of Milwaukee, M&M Services, Inc., which provides operational services to our banks and Merchants Merger Corp which was formed to facilitate the acquisition of Grafton State Bank and future transactions.

COMPETITION

         Our banks primarily serve Milwaukee, Ozaukee, Waukesha and Oconto Counties in Wisconsin. There are presently in excess of one hundred other financial institutions in our primary service area that directly compete with one or more of our banks. Our banks compete with other commercial banks, savings banks, credit unions, mortgage brokers, small-loan companies, insurance companies, investment banking firms and large retail companies.

         The principal methods of competition include, interest rates paid on deposits and charged on loans, personal contacts and efforts to obtain deposits and loans and types and quality of services provided and convenience of the locations.

         Many of our competitors have larger customer bases, higher lending limits, extensive branch networks, numerous ATMs, greater name recognition and greater financial and other resources than we have or our banks have.

EMPLOYEES

         At December 31, 2001, we (along with our subsidiaries) employed 186 full-time and 101 part-time employees. We provide a wide range of benefits to employees, including educational activities, and consider our employee relations to be excellent. We conduct extensive training programs in order to enhance job-related knowledge and skills of our people and to train our employees with a sales-oriented approach to customers. Eligible employees participate in a 401(k) plan as well as group life and major medical insurance programs. None of our employees are represented by a labor union.

THE BANKS AND OTHER SUBSIDIARIES

         We currently provide community-oriented, commercial and retail banking services to individuals as well as to small to mid-size businesses in our communities through 24 banking facilities in Milwaukee, Ozaukee, Waukesha and Oconto Counties in Wisconsin. The table below provides information regarding each of our banks and their respective markets.

                                                                       TOTAL ASSETS AT            WISCONSIN            NUMBER OF
          BANK              YEAR ORGANIZED       YEAR ACQUIRED        DECEMBER 31, 2001       COMMUNITIES SERVED       FACILITIES
          ----              --------------       -------------        -----------------       ------------------       ----------
                                                                   (DOLLARS IN THOUSANDS)
Lincoln State Bank               1919                1983                 $214,629                Milwaukee                5
                                                                                                   Muskego                 2
                                                                                                  Brookfield               1
                                                                                                  Greenfield               1
                                                                                                Hales Corners              1
                                                                                                  New Berlin               2
                                                                                                   Pewaukee                1
                                                                                                  West Allis               1

Grafton State Bank               1906                1999                 $136,872                 Grafton                 2
                                                                                                  Saukville                1

Lincoln Community Bank           1910                1993                 $109,176                Milwaukee                2


Franklin State Bank              1982                1984                 $ 78,808                 Franklin                3

Community Bank of Oconto         1989                2001                 $ 66,415               Oconto Falls              1
County                                                                                             Gillett                 1

         The Banks have consistent products, services and delivery systems and comply with similar regulatory guidance. As such they are not segments as that term is defined in Financial Accounting Standards Board Statement 131.

OUR BANKS

         Lincoln State Bank. Lincoln State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1919. It operates five full service branch offices in the southeastern Wisconsin communities of Muskego, New Berlin, Brookfield, Pewaukee and Milwaukee. In addition it operates nine limited hours facilities in Milwaukee and Waukesha Counties. At December 31, 2001, Lincoln State Bank comprised 35.3% of our consolidated assets.

         Grafton State Bank. Grafton State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1907. Its principal office and a branch office are located in Grafton, Wisconsin and another branch office is located in Saukville, Wisconsin. At December 31, 2001, Grafton State Bank comprised 22.5% of our consolidated assets.

         Lincoln Community Bank. Lincoln Community Bank was organized as a state chartered mutual savings and loan association under the laws of the State of Wisconsin in 1910. It operates two full service branch offices in the city of Milwaukee. In April 1993, it converted from the mutual to stock form of organization, and we acquired all of the shares of stock issued by the converted association. In 1997 Lincoln Community Bank converted from a Wisconsin stock savings bank to a Wisconsin commercial bank. At December 31, 2001, Lincoln Community Bank comprised 18.0% of our consolidated assets.

         Franklin State Bank. Franklin State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1982. Its principal office and a branch office are located in Franklin, Wisconsin. At December 31, 2001, Franklin State Bank comprised 13.0% of our consolidated assets. In addition it also operates a limited hours facility in Franklin.

         Community Bank of Oconto County. Community Bank of Oconto County is a full service commercial bank serving all of Oconto County and the eastern portion of Shawano County. In addition to the main office in the city of Oconto Falls, which is located approximately 25 miles north of Green Bay, Community Bank of Oconto County operates a branch in the community of Gillett approximately eight miles west of Oconto Falls. At December 31, 2001, Community Bank of Oconto County comprised 10.9% of our consolidated assets.

OUR OPERATING SUBSIDIARIES

         Lincoln Neighborhood Redevelopment Corporation. The Lincoln Neighborhood Redevelopment Corporation was formed in June 1988. The Redevelopment Corporation was established to redevelop and rehabilitate certain areas located on the south-side of Milwaukee by, among other things:

         - providing home mortgage loans to customers with low to moderate income;

         - working with local businesses to keep commercial areas strong and attractive;

         -        pursuing means to preserve and create jobs;

         -        encouraging appropriate land-use;

         -        involving community residents in economic planning; and

         -        retaining and attracting businesses.

         As of December 31, 2001, the Redevelopment Corporation had assets of $528,000, $266,000 in liabilities and equity of $262,000.

         M&M Services, Inc. M&M Services was formed in January 1994. M&M Services provides operational services to our banks. These services include, but are not limited to:

         -        human resources;

         -        auditing;

         -        marketing;

         -        financial analysis;

         -        loan document preparation;

         -        loan credit analysis;

         -        item processing;

         -        compliance;

         -        training; and

         -        operations.

         Merchants Merger Corp. Merchants Merger Corp. was formed in 1999 to facilitate the merger with Grafton State Bank and future acquisitions.

OTHER SUBSIDIARIES

         Lincoln State Bank, Lincoln Community Bank, Grafton State Bank and the Community Bank of Oconto County each have a wholly owned subsidiary. In 1991 an investment subsidiary known as M&M - Lincoln Investment Corporation was formed to manage the majority of Lincoln State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of mortgage-backed and other investment securities from Lincoln State Bank in exchange for 100% of the stock of the subsidiary. In 1995 an investment subsidiary known as Lincoln Investment Management Corporation was formed to manage the majority of Lincoln Community Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $21 million of mortgage-backed and other investment securities from Lincoln Community Bank in exchange for 100% of the stock of the subsidiary. In 1996 an investment subsidiary known as GSB Investments, Inc. was formed to manage the majority of Grafton State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $10 million of mortgage-backed and other investment securities from Grafton State Bank in exchange for 100% of the stock of the subsidiary. In 2001 an investment subsidiary known as CBOC Investments, Inc. was formed to manage the majority of the Community Bank of Oconto County's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $11 million of municipal and other investment securities from Community Bank of Oconto County in exchange for 100% of the stock of the subsidiary. These subsidiaries are an intrinsic component of their respective parent banks and assets thereof are included in the total assets of the respective Banks above.

SUPERVISION AND REGULATION

         We are extensively regulated under both federal and state laws. Laws and regulations to which Merchants and Manufacturers and our banks are subject govern, among other things, the scope of business, investments, reserve levels, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. These laws and regulations are intended to protect our depositors. Any change in applicable laws or regulations may have a material effect on our business and prospects, and legislative and policy changes may affect our operations. We cannot predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

         The following references to statutes and regulations affecting us and the banks are brief summaries only and do not claim to be complete and are qualified in their entirety by reference to the statutes and regulations.

RECENT LEGISLATION

         President Clinton signed the Gramm Leach Bliley Act into law on November 12, 1999. This major banking legislation expands the permissible activities of bank holding companies, such as us, by permitting them to engage in activities, or affiliate with entities that engage in activities, that are "financial in nature." Activities that the Gramm-Leach-Bliley Act expressly deems to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. The Federal Reserve and the Treasury Department, in cooperation with one another, must determine what additional activities are "financial in nature." With certain exceptions, the Gramm-Leach-Bliley Act similarly expands the authorized activities of subsidiaries of national banks. The provisions of the Gramm-Leach-Bliley Act authorizing the expanded powers became effective March 11, 2000.

         Bank holding companies that intend to engage in the newly authorized activities must elect to become "financial holding companies." Effective March 13, 2000, we elected to become a "financial holding company." Financial holding company status is only available to a bank holding company if all of its affiliated depository institutions are "well capitalized" and "well managed," based on applicable banking regulations, and have a Community Reinvestment Act rating of at least "a satisfactory record of meeting community credit needs." Financial holding companies and banks may continue to engage in activities that are financial in nature only if they continue to satisfy the well capitalized and well managed requirements. Bank holding companies that do not elect to be financial holding companies or that do not qualify for financial holding company status may engage only in non-banking activities deemed "closely related to banking" prior to adoption of the Gramm-Leach-Bliley Act.

         The Gramm-Leach-Bliley Act also calls for "functional regulation" of financial services businesses in which functionally regulated subsidiaries of bank holding companies will continue to be regulated by the regulator that ordinarily has supervised their activities. As a result, state insurance regulators will continue to oversee the activities of insurance companies and agencies, and the Securities and Exchange Commission will continue to regulate the activities of broker-dealers and investment advisers, even where the companies or agencies are affiliated with a bank holding company. Federal Reserve authority to examine and adopt rules regarding functionally regulated subsidiaries is limited. The Gramm-Leach-Bliley Act repeals some of the exemptions enjoyed by banks under federal securities laws relating to securities offered by banks and licensing of broker-dealers and investment advisers.

         The Gramm-Leach-Bliley Act imposes a new "affirmative and continuing" obligation on all financial service providers (not just banks and their affiliates) to safeguard consumer privacy and requires federal and state regulators, including the Federal Reserve and the FDIC, to establish standards to implement this privacy obligation. With certain exceptions, the Gramm-Leach-Bliley Act prohibits banks from disclosing to non-affiliated parties any non-public personal information about customers unless the bank has provided the customer with certain information and the customer has had the opportunity to prohibit the bank from sharing the information with non-affiliates. The new privacy obligations became effective July 1, 2001.

         Finally, the Gramm-Leach-Bliley Act prevents companies engaged in commercial activities from acquiring savings institutions, requires public disclosure of any agreements between a depository institution and community groups regarding the institution's Community Reinvestment Act record, adopts amendments designed to modernize the Federal Home Loan Bank System and requires operators of automatic teller machines to disclose any fees charged to non-customers that use the machines.

         The Gramm-Leach-Bliley Act will be the subject of extensive rule making by federal banking regulators and others. The effects of this legislation will only begin to be understood over the next several years and at this time cannot be predicted with any certainty.

BANK HOLDING COMPANY REGULATION

         We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and such additional information as the Federal Reserve may require.

         Investments and Activities. A bank holding company must obtain approval from the Federal Reserve before:

         - acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the bank or bank holding company (unless it already owns or controls the majority of the shares);

         - acquiring all or substantially all of the assets of another bank or bank holding company; or

         - merging or consolidating with another bank holding company.

         The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

         With certain exceptions, a bank holding company is also prohibited from:

         - acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company; and

         - engaging, directly or indirectly, in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.

         Bank holding companies may, however, engage in businesses found by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. These activities include:

         -        making or servicing loans and certain types of leases;

         - engaging in certain insurance and discount brokerage activities;

         -        performing certain data processing services;

         - acting in certain circumstances as a fiduciary or investment or financial advisor;

         -        owning savings associations; and

         - making investments in corporations or projects designed to promote community welfare.

         We are also authorized to engage in the expanded activities permitted under the Gramm-Leach-Bliley Act since we elected to become a "financial holding company" and to otherwise qualify for financial holding company status.

         Finally, subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, and the Federal Reserve's implementing regulations, require Federal Reserve approval prior to any acquisition of "control" of a bank holding company, such as Merchants and Manufacturers. In general, a person or company is presumed to have acquired control if it acquires as little as 5% of the outstanding shares of a bank or bank holding company and is conclusively determined to have acquired control if it acquires 25% or more of the outstanding shares of a bank or bank holding company.

         Source of Strength. The Federal Reserve expects us to act as a source of financial strength and support for our bank subsidiaries and to take measures to preserve and protect the banks in situations where additional investments in the banks may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and banks. If the capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The Federal Reserve's capital guidelines establish a risk-based requirement expressed as a percentage of total risk-weighted assets and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for strong bank holding companies and for bank holding companies that have implemented the Federal Reserve's risk based capital measure for market risk (otherwise the minimum ratio is 4%).

         The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, which is Tier 1 capital less all intangible assets, well above the minimum levels.

         Dividends. The Federal Reserve has issued a policy statement concerning the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Also, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

BANK REGULATIONS

         Our banks operate under Wisconsin state bank charters and are subject to regulation by the Wisconsin Department of Financial Institutions Division of Banking and the FDIC. The Wisconsin Department of Financial Institutions Division of Banking and the FDIC regulate or monitor all areas of the banks' operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, acquisitions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The Wisconsin Department of Financial Institutions Division of Banking places limitations on activities of the banks including the issuance of capital notes or debentures and the holding of real estate and personal property and requires the banks to maintain a certain ratio of reserves against deposits. The Wisconsin Department of Financial Institutions Division of Banking requires the banks to file reports annually showing receipts and disbursements of the banks, in addition to any periodic reports requested.

         Deposit Insurance. The FDIC, through its Bank Insurance Fund, insures deposit accounts to a maximum of $100,000 for each insured depositor. The FDIC bases deposit insurance premiums on the perceived risk each bank presents to its deposit insurance fund and currently range from zero (for banks in the lowest risk-based premium category) to 27 cents for each $100 of insured deposits (for banks in the highest risk-based premium category). The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution, or the directors or trustees of the institution, has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management is not aware of any activity or condition that could result in termination of the deposit insurance of our bank subsidiaries.

         Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, insured non-member banks, such as our banks: (1) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3%; and (2) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. These capital requirements are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions.

         The federal banking regulators also have broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under the prompt corrective action rules, an institution is:

         - "well-capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

         - "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater;

         - "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%;

         - "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and

         - "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

         The federal banking regulators must take prompt corrective action with respect to capital deficient institutions. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include:

         - placing limits on asset growth and restrictions on activities, including the establishing of new branches;

         - requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired;

         - restricting transactions with affiliates;

         - restricting the interest rate the institution may pay on deposits;

         - requiring that senior executive officers or directors be dismissed;

         - requiring the institution to divest subsidiaries;

         - prohibiting the payment of principal or interest on subordinated debt; and

         - appointing a receiver for the institution.

         Companies controlling an undercapitalized institution are also required to guarantee the subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets at the time it received notice that it was undercapitalized or the amount of the capital deficiency when the institution first failed to meet the plan. The Federal Deposit Insurance Act generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized.

         As of December 31, 2001, each of our banks had capital in excess of the requirements for a "well-capitalized" institution.

         Insider Transactions. Our banks are subject to restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of these persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral as the terms available for third parties and must not involve more than the normal risk of repayment or present other unfavorable features. The banks are also subject to lending limits and restrictions on overdrafts to these persons.

         Community Reinvestment Act Requirements. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. In their most recent examinations, Lincoln State Bank, Lincoln Community Bank and Grafton State Bank each received a rating of "outstanding record of meeting community credit needs" and Franklin State Bank and the Community Bank of Oconto County received a rating of "satisfactory record of meeting community credit needs."

         State Bank Activities. With limited exceptions, FDIC-insured state banks, like our banks, may not make or retain equity investments of a rate or in an amount that are not permissible for national banks and also may not engage as a principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.

         Regulations Governing Extensions of Credit. Our banks are subject to restrictions on extensions of credit to Merchants and Manufacturers and on investments in our securities and using those securities as collateral for loans. These regulations and restrictions may limit our ability to obtain funds from the banks for our cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the Bank Holding Company Act and Federal Reserve regulations prohibit a bank holding company and its subsidiaries from engaging in various tie-in arrangements in connection with extensions of credit, leases or sales of property or furnishing of services.

         Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against net transaction accounts of $44.3 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,329,000 plus 10% (subject to adjustment by the Federal Reserve to a level between 8% and 14%) must be maintained against that portion of net transaction accounts in excess of this amount. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

OTHER REGULATIONS

         Interest and various other charges collected or contracted for by our bank subsidiaries are subject to state usury laws and other federal laws concerning interest rates. Our banks loan operations are also subject to federal laws applicable to credit transactions. The federal Truth in Lending Act governs disclosures of credit terms to consumer borrowers. The Home Mortgage Disclosure Act of 1975 requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves. The Equal Credit Opportunity Act prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit. The Fair Credit Reporting Act of 1978 governs the use and provision of information to credit reporting agencies. The Fair Debt Collection Act governs the manner in which consumer debts may be collected by collection agencies. The various federal agencies charged with the responsibility of implementing these federal laws have adopted various rules and regulations. The deposit operations of our banks are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from the use of ATMs and other electronic banking services.

ITEM 2. PROPERTIES

         Our principal offices are located in a two-story building at 14100 West National Avenue in New Berlin, Wisconsin. We lease approximately 18,000 square feet from the building's owner. The building was sold in 2000 to a group of investors and we subsequently leased the facility back. At this location, we maintain our corporate operations and personnel.

         The main office of Lincoln State Bank is at 2266 South 13th Street, Milwaukee, Wisconsin. The South 13th Street location consists of a one-story building containing approximately 11,000 square feet. Lincoln State Bank owns this facility. One branch of Lincoln State Bank is located in a one-story, 1,700 square foot building at 13510 Janesville Road, Muskego, Wisconsin. Another branch of Lincoln State Bank was opened in May 1990 at 14000 West National Avenue, New Berlin, Wisconsin. The New Berlin branch is approximately 7,000 square feet. During 1995 Lincoln State Bank opened two other full-service branch locations one located at 17600 West Capitol Drive, Brookfield, Wisconsin and at 585 Ryan Street, Pewaukee, Wisconsin. Lincoln State Bank owns all of its facilities except the New Berlin branch which it leases from the building's owner.

         In addition, Lincoln State Bank operates limited hour facilities at Villa St. Francis located at South 20th and Ohio Streets in Milwaukee, at Clement Manor located at South 92nd Street and West Howard Avenue in Milwaukee, at Friendship Village located at North 73rd and West Dean Road in Milwaukee, at Stoney Creek Adult Community in Muskego, at the Milwaukee Protestant Home located on North Downer Avenue in Milwaukee, at Forest Ridge located in Hales Corners, Wisconsin, at the Landmark located in West Allis, Wisconsin at Deer Creek located in New Berlin, Wisconsin and at Lexington Village located in the City of Greenfield, Wisconsin. Lincoln State Bank leases facilities at all of the limited hour locations.

         Grafton State Bank's main office is located at 101 Falls Road, Grafton, Wisconsin in a seven-story building. Portions of the building that are not used by Grafton State Bank are leased to various tenants. Grafton State Bank owns the facility. Grafton State Bank also operates two branch facilities. One branch of Grafton State Bank is located at 112 North Port Washington Road in Grafton, while the other is located at 524 East Green Bay Avenue in Saukville, Wisconsin. Grafton State Bank leases its two branch facilities.

         Lincoln Community Bank's main office is located at 3131 South 13th Street, Milwaukee, Wisconsin in a one-story building. Lincoln Community Bank also operates a branch facility at 5400 West Forest Home Avenue, Milwaukee, Wisconsin. Lincoln Community Bank owns both facilities.

         Franklin State Bank's main office is located in a three-story building at 7000 South 76th Street in Franklin, Wisconsin. The bank leases 5,700 square feet from the building's owner. The building was sold in 1999 to a group of investors and subsequently sub-leased back to Merchants and Manufacturers. Portions of the building that are not used by Franklin State Bank are leased to various tenants. In 1998 Franklin State Bank opened a branch facility at 9719 South Franklin Drive in the Franklin Business Park, Franklin, Wisconsin. Franklin State Bank owns the facility. In addition, Franklin State Bank operates a limited hour facility at Brenwood Park, also located in Franklin. Franklin State Bank leases its limited hour facility.

         The Community Bank of Oconto County's main office is located in a one-story building at 500 Cherry Avenue, Oconto Falls, Wisconsin. Community Bank of Oconto County also operates a branch facility at 202 East Main Street, Gillett, Wisconsin. The Community Bank of Oconto County owns both facilities.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we and our subsidiaries are party to legal proceedings arising out of our general lending activities and other operations. However, as of the date of this report, there are no pending legal proceedings to which we or our subsidiaries are a party, or to which their property is subject, which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         Our stock is not listed on any stock exchange or quoted on the National Association of Securities Dealers Quotation Automated Quotation System. Our stock has been quoted on "Pink Sheets", an inter-broker quotation medium, since April 1993, and in the Over The Counter Bulletin Board, an electronic quotation service. Robert W. Baird & Co., Incorporated, a regional securities and investment banking firm headquartered in Milwaukee, Wisconsin, and Howe Barnes Investments, Incorporated, headquartered in Chicago, Illinois, act as the market makers for the Corporation's stock. Our stock is quoted in the "Other Stocks" section of the Milwaukee Journal/Sentinel. Our common stock trading symbol is "MMBI."

         The following table sets forth the quarterly high and low bid prices for the period indicated.

                                                      Quotation or Price
                   Quarter Ended                   Low Bid          High Bid
                   -------------                   -------          --------
                   March 31, 2000                  $ 34.00           $ 38.50
                   June 30, 2000                     35.00             38.00
                   September 30, 2000                28.38             34.50
                   December 31, 2000                 23.13             29.75

                   MARCH 31, 2001                  $ 19.00           $ 29.00
                   JUNE 30, 2001                     22.00             23.90
                   SEPTEMBER 30, 2001                22.50             28.75
                   DECEMBER 31, 2001                 26.75             28.00

         The approximate number of holders of record of our common stock is 817 as of December 31, 2001.

         Holders of the our stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors from funds legally available for such payments. Our ability to pay cash dividends is dependent primarily on the ability of its subsidiaries to pay dividends to us. The ability of each subsidiary to pay dividends depends on its earnings and financial condition and on compliance with banking statutes and regulations.

         Quarterly dividends for the years ended December 31, 2001 and 2000 are shown in Item 6 "Selected Financial Data."

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes our certain historical financial data. This information is derived in part from, and should be read in conjunction with, the our Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except per share data):

                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31, (1)
                                                               2001            2000         1999         1998            1997
                                                           -----------     -----------  -----------  -----------     -----------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Interest income (taxable equivalent) (2) ...........    $    43,782     $    43,256  $    36,092  $    34,534     $    31,448
   Interest expense ...................................         19,798          21,718       15,863       15,978          14,156
                                                           -----------     -----------  -----------  -----------     -----------
   Net interest income ................................         23,984          21,538       20,229       18,556          17,292
   Provision for loan losses ..........................          1,125           1,239          974          348             256
                                                           -----------     -----------  -----------  -----------     -----------
   Net interest income after provision for loan losses          22,859          20,299       19,255       18,208          17,036
   Noninterest income .................................          4,682           4,395        3,815        3,689           2,833
   Merger related expenses ............................             --             296          490           --              --
   Noninterest expense ................................         18,554          16,757       15,793       14,707          13,467
                                                           -----------     -----------  -----------  -----------     -----------
   Income before provision for income taxes ...........          8,987           7,641        6,787        7,190           6,402
   Provision for income taxes .........................          2,733           2,267        2,129        2,240           2,184
   Less taxable equivalent adjustment .................            546             606          594          469             274
                                                           ===========     ===========  ===========  ===========     ===========
   Net income .........................................    $     5,708     $     4,768  $     4,064  $     4,481     $     3,944
                                                           ===========     ===========  ===========  ===========     ===========
DIVIDENDS:
   Common stock .......................................    $     1,802     $     1,599  $     1,432  $     1,216     $       926
   Dividend payout ratio ..............................          31.57%          33.54%       35.24%       27.14%          23.48%
PER SHARE DATA:
   Net income-Basic ...................................    $      2.25     $      1.87  $      1.58  $      1.77     $      1.60
   Net income-Diluted .................................           2.24            1.86         1.55         1.72            1.56
   Book value .........................................          20.97           19.24        17.80        17.60           16.48
BALANCE SHEET DATA:
   Investment securities ..............................    $    66,143     $    78,847  $    83,997  $    78,744     $    77,909
   Loans, net .........................................        477,332         473,161      395,533      344,585         309,591
   Total assets .......................................        608,020         600,460      533,268      494,802         440,591
   Total deposits .....................................        477,785         458,051      430,225      419,858         380,856
   Short-term borrowings ..............................         17,046          43,928       14,879       29,836          10,276
   Long-term borrowings ...............................         55,800          44,700       38,900       12,100           4,450
   Total stockholders' equity .........................         52,929          48,515       45,735       44,581          41,435
EARNINGS RATIOS:
   Return on average total assets .....................           0.95%           0.84%        0.81%        0.97%           0.95%
   Return on average total stockholders' equity .......          11.15           10.18         9.00        10.40           10.24
   Net interest margin (3) ............................           4.21            4.05         4.34         4.29            4.46
   Efficiency ratio (4) ...............................          65.98           67.33        69.44        67.54           67.84
ASSET QUALITY RATIOS:
   Allowance for loan losses to loans .................           1.15            1.05         1.01         1.00            1.02
   Nonaccrual loans to loans (5) ......................           0.92            0.38         0.56         0.45            0.41
   Allowance for loan losses to nonperforming loans (5)         125.60          276.03       179.79       222.75          251.10
   Nonperforming assets to total assets (6) ...........           0.75            0.32         0.44         0.32            0.34
   Net loan charge-offs to average loans ..............           0.12            0.06         0.11         0.02            0.02
CAPITAL RATIOS:
   Total stockholders' equity to total assets .........           8.71            8.08         8.58         9.01            9.40
   Total capital to risk-weighted assets ratio ........          11.53           11.19        12.42        12.85           13.00
   Tier 1 capital to risk-weighted assets ratio .......          10.43           10.14        11.44        11.91           12.93
   Tier 1 capital to average assets ratio .............           8.72            8.25         9.44         9.60            9.91
RATIO OF EARNINGS TO FIXED CHARGES (7):
   Including interest on deposits .....................           1.41            1.32         1.39         1.42            1.43
   Excluding interest on deposits .....................           2.72            2.28         4.47         7.53            6.64

(1) Restated to reflect the January 16, 2001 acquisition of CBOC, Inc. and the December 31, 1999 acquisition of Pyramid Bancorp both acquisitions were accounted for as pooling-of-interests.

(2) Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with our historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.

(3) Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

(4) Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.

(5) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.

(6) Nonperforming assets consist of nonperforming loans and other real estate.

(7) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.

QUARTERLY FINANCIAL DATA

                                                          2001                                          2000 (1)
                                       DECEMBER   SEPTEMBER      JUNE       MARCH      DECEMBER   SEPTEMBER      JUNE       MARCH
                                       --------   ---------      ----       -----      --------   ---------      ----       -----
                                                               DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
Interest income                        $10,292     $10,917     $11,136     $11,437     $11,535     $11,200     $10,604     $ 9,917
(taxable-equivalent) (2)
Interest expense                         3,954       4,710       5,198       5,936       6,062       5,809       5,235       4,612
                                       -------     -------     -------     -------     -------     -------     -------     -------
   Net interest income                   6,338       6,207       5,938       5,501       5,473       5,391       5,369       5,305
Provision for loan losses                  259         306         306         254         737         140         187         175
Noninterest income                       1,355       1,094       1,210       1,023       1,738         894         904         859
Noninterest expense                      4,952       4,534       4,538       4,530       4,859       3,948       3,951       4,295
                                       -------     -------     -------     -------     -------     -------     -------     -------
   Income before taxes                   2,482       2,461       2,304       1,740       1,615       2,197       2,135       1,694
Income taxes                               785         773         702         473         554         633         623         457
Less taxable-equivalent adjustment         135         131         139         141         146         153         150         157
                                       -------     -------     -------     -------     -------     -------     -------     -------
   Net income                          $ 1,562     $ 1,557     $ 1,463     $ 1,126     $   915     $ 1,411     $ 1,362     $ 1,080
                                       =======     =======     =======     =======     =======     =======     =======     =======
Basic earnings per share               $  0.62     $  0.61     $  0.58     $  0.44     $  0.37     $  0.55     $  0.53     $  0.42
Diluted earnings per share             $  0.62     $  0.61     $  0.57     $  0.44     $  0.37     $  0.55     $  0.53     $  0.41
Dividends per share                    $  0.17     $  0.17     $  0.22     $  0.15     $  0.15     $  0.15     $  0.20     $  0.15

------------------

(1) Restated to reflect the January 16, 2001 acquisition of CBOC, Inc. which was accounted for as a pooling-of-interests.

(2) Taxable-equivalent adjustments to interest loans involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with our historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following presents management's discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with our "Selected Consolidated Financial Data", our consolidated financial statements and the accompanying notes, and the other financial data contained elsewhere in this report.

         This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
(1) expected cost savings and synergies from our recently completed merger of CBOC, Inc. might not be realized within the expected time frame; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (3) changes in management's estimate of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and our net interest margin; (6) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (7) our ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (8) our ability to access cost-effective funding; (9) changes in financial markets and general economic conditions; (10) new legislation or regulatory changes; and (11) changes in accounting principles, policies or guidelines.

         Certain statements contained in or incorporated by reference into this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. You can identify these statements from our use of the words "may," "will," "should," "expect," "plan," "intend," "anticipate," "could," "believe," "estimate," "predict," "objective," "potential," "projection," "forecast," "goal," "project," "anticipate," "target" and similar expressions. These forward-looking statements may include, among other things:

         - statements relating to projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management's long term performance goals;

         - statements relating to the anticipated effects on results of operations or financial condition from expected developments or events;

         - statements relating to our business and growth strategies, including potential acquisitions; and

         - any other statements which are not historical facts.

         Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future events or results. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur. In addition, our past results of operations do not necessarily indicate our future results.

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

         Net interest income on a fully tax equivalent basis increased to $24.0 million in 2001, compared with $21.5 million in 2000 and $20.2 million in 1999. This increase of $2.5 million in net interest income in 2001 was due primarily to an increase in the net interest margin from 4.05% in 2000 to 4.21% in 2001.

         The total increase in average earning assets was primarily due to an increase in average loans of $36.8 million. All of the loan growth was internally generated. Interest bearing liabilities increased $29.1 million in 2001. Our entrance into new markets, introduction of new products and the pricing of money market deposits were contributing factors to the growth in deposits.

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




                                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                     2001                            2000                           1999
                                                     ----                            ----                           ----
                                        AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE              AVERAGE
                                        BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE     BALANCE    INTEREST   RATE
                                        -------    --------    ----     -------    --------    ----     -------    --------   ----
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Loans,net (1)(2)                        $477,412   $ 38,402    8.04%    $440,573   $ 37,227    8.45%    $367,373   $ 29,995   8.16%
Loans exempt from federal
    income taxes (3)                       1,656        150    9.06%       2,041        177    8.67%       2,020        171   8.47%
Taxable investment
    securities (4)                        21,653      1,259    5.81%      28,001      1,757    6.27%      23,694      1,471   6.21%
Mortgage-related securities (4)           31,638      1,985    6.27%      32,978      2,150    6.52%      36,688      2,083   5.68%
Investment securities exempt
    from federal income
    taxes (3)(4)                          21,311      1,455    6.83%      22,297      1,605    7.20%      22,460      1,577   7.02%
Other securities                          15,377        531    3.45%       5,816        340    5.85%      14,318        795   5.55%
                                        --------   --------             --------   --------             --------   --------
Interest earning assets                  569,047     43,782    7.69%     531,706     43,256    8.14%     466,553     36,092   7.74%
                                                   --------                        --------             --------   --------
Non interest earning assets               31,791                          33,349                          32,484
                                        --------                        --------                        --------
Average assets                          $600,838                        $565,055                        $499,037
                                        ========                        ========                        ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
NOW deposits                            $ 32,715        585    1.79%    $ 35,854        708    1.97%    $ 34,394        568   1.65%
Money market deposits                     87,213      3,168    3.63%      62,677      3,153    5.03%      46,334      1,707   3.68%
Savings deposits                          72,209      1,224    1.70%      73,751      1,587    2.15%      74,797      1,582   2.12%
Time deposits                            209,297     10,715    5.12%     201,513     11,174    5.55%     207,894     10,515   5.06%
Short-term borrowings                     24,723      1,260    5.10%      31,520      2,197    6.97%      13,598        728   5.35%
Long-term borrowings                      53,296      2,846    5.34%      45,051      2,899    6.43%      13,773        763   5.54%
                                        --------   --------             --------   --------             --------   --------
Interest bearing liabilities             479,453     19,798    4.13%     450,366     21,718    4.82%     390,790     15,863   4.06%
                                        --------   --------             --------   --------             --------   --------
Demand deposits and other non
  interest bearing liabilities            70,197                          67,855                          63,084
Stockholders' equity                      51,188                          46,834                          45,163
                                        --------                        --------                        --------
Average liabilities and
    stockholders' equity                $600,838                        $565,055                        $499,037
                                        ========                        ========                        ========
Net interest spread (5)                            $ 23,984    3.56%               $ 21,538    3.31%               $ 20,229   3.68%
Net interest earning assets             $ 89,594                        $ 81,340                        $ 75,763
Net interest margin (6)                                        4.21%                           4.05%                          4.34%
Ratio of average interest-earning
    assets to average
    interest-bearing liabilities                               1.19                            1.18                           1.19

------------------------------

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

(5) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6) Net interest margin represents net interest income as a percentage of average interest earning assets.

         The following table sets forth the effects of changing interest rates and volumes of interest earning assets and interest bearing liabilities on our net interest income. Information is provided with respect to (i) effect on net interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes in a combination of rate and volume (changes in rate multiplied by changes in volume), and (iv) net change:

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------

                                                          2001 VS. 2000                                  2000 VS. 1999
                                                          -------------                                  -------------
                                                       INCREASE/(DECREASE)                            INCREASE/(DECREASE)
                                                              DUE TO                                        DUE TO
                                                              ------                                        ------

                                                                              TOTAL                                        TOTAL
                                                                   VOLUME     INCREASE                          VOLUME     INCREASE
                                            VOLUME       RATE      & RATE    (DECREASE)    VOLUME     RATE      & RATE    (DECREASE)
                                            ------       ----      ------    ----------    ------     ----      ------    ----------
                                                                            (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
   Loans, net (1)                           $ 3,113    ($1,788)   ($  150)    $ 1,175     $ 5,977    $ 1,047   $   208     $ 7,232
   Loans exempt from federal income
     taxes (2)                                  (33)         8         (2)        (27)          2          4         0           6
   Taxable investment securities               (398)      (129)        29        (498)        267         16         3         286
   Mortgage-related securities                  (87)       (81)         3        (165)       (211)       309       (31)         67
   Investment securities exempt from
     federal income taxes (2)                   (71)       (83)         4        (150)        (11)        39         0          28
   Other securities                             559       (139)      (229)        191        (472)        42       (25)       (455)
                                            -------     ------     ------     -------     -------    -------   -------     -------
     Total interest-earning assets          $ 3,083    ($2,212)   ($  345)    $   526     $ 5,552    $ 1,457   $   155     $ 7,164
                                            =======     ======     ======     =======     =======    =======   =======     =======
Interest-Bearing Liabilities:
   NOW deposits                            ($    62)   ($   67)    $    6    ($   123)    $    24    $   111   $     5     $   140
   Money market deposits                      1,234       (876)      (343)         15         602        624       220       1,446
   Savings deposits                             (33)      (337)         7        (363)        (23)        28         0           5
   Time deposits                                432       (858)       (33)       (459)       (323)     1,013       (31)        659
   Short-term borrowings                        530       (493)       (90)        (53)      1,733        123       280       2,136
   Long-term borrowings                        (473)      (591)       127        (937)        959        220       290       1,469
                                            -------    -------     ------     -------     -------    -------   -------     -------
     Total interest-bearing liabilities     $ 1,628    ($3,224)   ($  326)   ($ 1,920)    $ 2,972    $ 2,119   $   764     $ 5,855
                                            =======     ======     ======     =======     =======    =======   =======     =======
Net change in net interest income                                             $ 2,446                                      $ 1,309
                                                                              =======                                      =======

------------------------------

(1) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

(2) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

PROVISION FOR LOAN LOSSES

         During 2001, we made a provision of $1.1 million to the allowance for loan losses, as compared to a provision of $1.2 million in 2000 and $974,000 in 1999. The increased 2000 and 2001 provisions reflects the growth in the overall loan portfolio especially in higher risk categories of commercial and consumer (primarily automobile) loans and management's assessment of general economic conditions. Net loan charge-offs for 2001 increased by $296,000, over 2000 to $572,000. This compares to charge-offs of $413,000 in 1999. Although we consider the allowance for loan losses to be adequate to provide for potential losses in the loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that the subsidiary banks will not be required to make further and possibly larger additions to their allowance in the future.

NON-INTEREST INCOME

         Non-interest income increased $287,000 in 2001 and $580,000 in 2000. The composition of non-interest income is shown in the following table (in thousands).

                                                                           For the Year Ended December 31,
                                                                      2001              2000              1999
                                                                     ------            ------            ------
              Service charges on deposit accounts                    $1,302            $1,162            $1,087
              Service charges on loans                                  722               523               458
              Securities gains, net                                      88                 2                 9
              Gain on sale of loans, net                                332                33                74
              Net gain on sale of premises                              557             1,053               633
              Other                                                   1,681             1,622             1,554
                                                                     ------            ------            ------
                  Total noninterest income                           $4,682            $4,395            $3,815
                                                                     ======            ======            ======

         Service charge income on deposit accounts increased $140,000 in 2001 and $75,000 in 2000. The increases in both years can be attributed to growth in accounts subject to service charges as well as growth in overdraft fees collected in those years.

         Service charges on loans increased $199,000 from $523,000 in 2000 to $722,000 in 2001. The increase is due directly to the amount of mortgage and commercial loans refinanced in 2001. The increase in loan fees from 1999 to 2000 can be attributed to the high volume of new loans generated in 2000.

         We recorded a net gain of $88,000 on the sale of $4.2 million of securities in 2001, a gain of $2,000 on the sale of $1.0 million of securities in 2000 and a gain of $9,000 on the sale of $2.7 million of securities in 1999. The proceeds from the sale of the investments were used to fund loan demand or pay off debt.

         We recorded $332,000 in gains on the sale of loans in 2001, compared to $33,000 in 2000 and $74,000 in 1999. Lower market interest rates led to higher secondary market sales of 15 and 30 year residential mortgage loans in 2001 and 1999. Higher interest rates in 2000 resulted in reduced opportunities to sell loans.

         In each of the years 2000 and 1999, we sold one of our banking facilities and subsequently lease it backed from the new owners. The 2000 transaction resulted in an immediate gain of $786,000 while the 1999 transaction resulted in an immediate gain of $566,000 at the time of the sale. The remaining portion of the gains have been recognized monthly over the terms of the leases. During 2001, $201,000 was accreted into income related to the 1999 transaction and $356,000 was accreted into income related to the 2000 transaction. During 2000, $267,000 was accreted into income related to the 1999 transaction. During 1999, $67,000 was accreted into income related to the 1999 transaction.

NON-INTEREST EXPENSE

         Non-interest expense increased $1.5 million (8.8%) for the year ended December 31, 2001, and increased $770,000 (4.7%) for the year ended December 31, 2000. The major components of non-interest expense are shown in the following table (in thousands).

                                                                          For the Year Ended December 31,
                                                                      2001              2000              1999
                                                                    -------           -------           -------
              Salaries and employee benefits                        $10,533           $ 9,739           $ 9,193
              Premises and equipment                                  3,075             2,679             2,379
              Data processing fees                                      951             1,002             1,044
              Marketing and business development                        878               764               771
              Federal deposit insurance premiums                         99                95               123
              Merger-related expenses                                    --               296               490
              Other                                                   3,018             2,478             2,283
                                                                    -------           -------           -------
                  Total noninterest expense                         $18,554           $17,053           $16,283
                                                                    =======           =======           =======

         Salaries and employee benefits increased $794,000 in 2001, reflecting additional staff hires particularly in the business development and acquisition support staff areas, higher benefit costs, changes in personnel and normal pay raises. Salaries and employee benefits increased $546,000 in 2000. The increase was due to normal pay increases and staff additions in the loan generation and loan services area.

         Premises and equipment expense increased $396,000 in 2001 and $300,000 in 2000. The lease payments associated with the facilities sold in 2000 and 1999 and maintenance of our facilities contributed to the increase.

         Data processing fees decreased $51,000 in 2001 and $42,000 in 2000. The decreases were due to the negotiating a new contract with our data processing service provider and efficiencies gained from a larger organization.

         Marketing and business development costs increased $114,000 in 2001, and decreased $7,000 in 2000. The increase in 2001 can be attributed to the development of a marketing program associated with the non-insured investment products now being offered at our banks.

         Federal deposit insurance fees represent premiums paid for FDIC insurance on the banks' deposits. The FDIC assesses the banks based on the level of deposits. In 2001 the premiums we paid amounted to $99,000 compared to $95,000 in 2000 and $123,000 in 1999. The decrease in the 2000 insurance premium was due to the reduced charge levied against financial institutions paying into the Savings Association Insurance Fund.

         In 2000, we expensed $296,000 of costs associated with the acquisition of CBOC, Inc. In 1999 we incurred $490,000 in expenses related to the Pyramid Bancorp acquisition. These expenses consisted of legal fees, accounting fees, printing costs and consulting fees. There were no acquisition costs expensed in 2001.

         Other expenses increased $540,000 in 2001 and $195,000 in 2000. The increases in 2001 are the result of developing our strategic plan, training our employees new sales techniques, introducing our internet banking program, various consulting fees and legal fees.

INCOME TAXES

         Our consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans and interest income on assets held in the portfolios of M&M Lincoln Investment Corporation, Lincoln Investment Management Corporation, GSB Investments and CBOC Investments for which state taxes are not imposed. Our recorded provisions for income taxes totaled $2.7 million in 2001, $2.3 million in 2000 and $2.1 million in 1999. The corresponding effective tax rate for the same years were 32.3%, 32.1% and 34.4%. The increased effective tax rate for 1999 is the result of higher merger related expenses during the year.

NET INCOME

         For the years ended December 31, 2001, 2000 and 1999, we posted net income of $5.7 million, $4.8 million and $4.1 million, respectively. The 2000 and 1999 earnings were affected by one-time merger-related expenses associated with the acquisitions of CBOC, Inc and Pyramid Bancorp offset by the gain on sales of premises in those years.

LOANS RECEIVABLE

         Loans receivable (net of allowance) increased $4.2 million, or 0.9%, from $473.2 million at December 31, 2000, to $477.3 million at December 31, 2000. Low market interest rates offered on single-family residential loans resulted in customers refinancing their adjustable rate mortgages. These adjustable rate mortgages were replaced with lower rate fifteen and thirty year mortgages. We do not retain the long-term mortgages, choosing to sell these loans on the secondary market. During 2001 we sold $81.0 million of single-family residential loans. Loans receivable consist mainly of commercial loans secured by business assets, real estate and guarantees and mortgages secured by residential properties located in our primary market area. The following table shows the composition of our loan portfolio on the dates indicated:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                     2001        2000        1999        1998        1997
                                                     ----        ----        ----        ----        ----
                                                                    (DOLLARS IN THOUSANDS)
         First mortgage:
         Conventional single-family residential    $ 78,377    $ 98,730    $ 78,278    $ 69,473    $ 80,328
         Commercial and multifamily residential     180,102     173,107     148,856     131,474      98,215
         Construction                                34,744      47,767      32,882      21,100      23,559
         Farmland                                     7,312       7,027       6,363       5,896       5,465
                                                   --------    --------    --------    --------    --------
                                                    300,535     326,631     266,379     227,943     207,567

         Commercial business loans                  140,671     110,291      97,835      88,310      76,558
         Consumer and installment loans              32,401      33,327      23,487      19,465      17,902
         Lease financing                              1,170       1,606       2,017       2,599       2,311
         Home equity loans                            6,140       4,545       7,094       6,653       6,037
         Other                                        1,978       1,771       2,767       3,101       2,420
                                                   --------    --------    --------    --------    --------
                                                    182,360     151,540     133,200     120,128      105,28
         Less:

         Allowance for loan losses                    5,563       5,010       4,046       3,486       3,204
                                                   --------    --------    --------    --------    --------
                                                   $477,332    $473,161    $395,533    $344,585    $309,591
                                                   ========    ========    ========    ========    ========

         The following table presents information as of December 31, 2001 regarding first mortgage and commercial business loan maturities and contractual principal repayments of loans during the periods indicated. Loans with adjustable interest rates are shown maturing in the year of their contractual maturity. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                                      AFTER ONE BUT
                                                                                       WITHIN FIVE       AFTER FIVE
                                                                    WITHIN ONE YEAR       YEARS            YEARS            TOTAL
                                                                    ---------------       -----            -----            -----
                                                                                        (DOLLARS IN THOUSANDS)
         Commercial business loans                                     $ 70,959         $ 62,551         $  7,161         $140,671
         First mortgage loans                                           114,087          165,102           21,346          300,535
                                                                       --------         --------         --------         --------
                                                                       $185,046         $227,653         $ 28,507         $441,206
                                                                       ========         ========         ========         ========

         Loans maturing after one year with:

         Fixed interest rates                                                           $193,473         $ 25,805
         Variable interest rates                                                          34,180            2,702
                                                                                        --------         --------
                                                                                        $227,653         $ 28,507
                                                                                        ========         ========

ALLOWANCE FOR LOAN LOSSES

         Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

         The allowance for loan losses is maintained at an amount that we believe will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review our allowance for loan losses and may require us to make additions to the allowance based on their evaluation of information available at the time of their examinations. The allowance for loan losses increased from $5.0 million at December 31, 2000, to $5.6 million at December 31, 2001. This increase was primarily due to the growth in loan portfolio and the general uncertainty regarding economic conditions, and to a lesser extent the increase in non-performing loans and charge-offs recorded in 2001 and 2000. The ratio of the allowance for loan losses to total loans was 1.15% for 2001 and 1.05% in 2000. Based on the present economic environment and its present analysis of the financial condition of the borrowers, we consider the present allowance to be appropriate and adequate to cover probable losses inherent in the loan portfolio, however, changes in future economic conditions and in the financial condition of borrowers cannot be predicted at this time. Deterioration in such conditions could result in increases in charge-offs or adversely classified loans and accordingly, in additional provisions for loan losses.

         The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table:

                                                                         AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------
                                                              2001          2000          1999          1998          1997
                                                              ----          ----          ----          ----          ----
                                                                                 (DOLLARS IN THOUSANDS)
     Balance at beginning of year                           $ 5,010       $ 4,047       $ 3,486       $ 3,204       $ 3,015
     Charge-offs:
        Conventional single-family mortgage residential           6            91            48            --            --
        Commercial business loans                               210           107           290            44            29
        Consumer and installment loans                          379            92            94            41            50
                                                            -------       -------       -------       -------       -------
     Total charge-offs                                          595           290           432            85            79
     Recoveries                                                 (23)          (14)          (19)          (19)          (11)
                                                            -------       -------       -------       -------       -------
     Net charge-offs                                            572           276           413            66            68
     Provisions charged to operations                         1,125         1,239           974           348           257
                                                            -------       -------       -------       -------       -------
     Balance at end of year                                 $ 5,563       $ 5,010       $ 4,047       $ 3,486       $ 3,204
                                                            =======       =======       =======       =======       =======

     Ratios:
     Net charge-offs to average loans outstanding              0.11%         0.06%         0.11%         0.02%         0.02%
     Net charge-offs to total allowance                       10.28%         5.51%        10.21%         1.89%         2.12%
     Allowance to year end gross loans outstanding             1.15%         1.05%         1.01%         1.00%         1.02%

NON-PERFORMING AND DELINQUENT LOANS

         When in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status and interest previously accrued but unpaid is deducted from interest income. We do not recognize income on any loans past due 90 days or more. In 2001, $48,000 of additional income on nonaccrual loans would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the year. Additionally, in 2001 we recorded $104,000 of interest income on non-accrual loans.

         Nonperforming assets increased by $2.6 million from $1.9 million at December 31, 2000 to $4.6 million at December 31, 2001. The increase in non-accrual loans can be attributed to six commercial real estate loans. Management believes that losses on these loans will be minimal due to the collateral position in each situation.

         The following table summarizes non-performing assets on the dates indicated (dollars in thousands):

                                                                          AT DECEMBER 31,
                                                                          ---------------
                                                  2001           2000           1999           1998           1997
                                                  ----           ----           ----           ----           ----
                                                                       (DOLLARS IN THOUSANDS)
     Nonaccrual loans                          $   4,429      $   1,815      $   2,251      $   1,565      $   1,276
     Other real estate owned                         139            117            107             --            228
                                                              ---------      ---------      ---------      ---------

     Total non-performing assets               $   4,568      $   1,932      $   2,358      $   1,565      $   1,504
                                               =========      =========      =========      =========      =========

     Ratios:
     Non-accrual loans to total loans               0.92%          0.38%          0.56%          0.45%          0.41%
     Allowance to non-accrual loans               125.60%        276.03%        179.79%        222.75%        251.10%
     Non-performing assets to total assets          0.75%          0.32%          0.44%          0.32%          0.34%

POTENTIAL PROBLEM LOANS

         We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled bank Board of Directors meeting, a watch list is presented, showing all loans listed as "Special Mention," "Substandard," "Doubtful" and "Loss." An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

         Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Banks' primary regulators, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We have established an adequate allowance for probable loan losses. We analyze the process regularly, with modifications made if needed, and report those results four times per year at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

INVESTMENT SECURITIES

         The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and lastly earnings potential. Investment securities at December 31, 2001 were $66.1 million compared to $78.8 million at December 31, 2000. The balance of investment securities decreased primarily as a result of the additional funding needed to support the loan portfolio growth.

         Management determines the appropriate classification of securities (including mortgage-related securities) at the time of purchase. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholder's equity. See Notes 1 and 4 to Consolidated Financial Statements for further details.

         The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization is included in interest income from the related security. Interest and dividends are included in interest income from the related securities. Realized gains and losses, and declines in value judged to be other-than-temporary are included in securities gains (losses). The cost of securities sold is based on the specific identification method.

         The following table sets forth our estimated fair value of investment securities available-for-sale at the dates indicated:

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                 2001                2000                1999
                                                                 ----                ----                ----
                                                                            (DOLLARS IN THOUSANDS)
         U.S. Treasury and other U.S.
             government securities                             $  4,494            $ 14,337            $ 19,340
         State and political subdivision securities              24,178              24,742              26,074
         Corporate bonds                                          1,614               2,243               1,803
         Commercial paper                                         1,100               1,000                 300
         Mutual funds                                             3,066               3,044               3,138
         Collateralized mortgage obligations                     14,116              12,852               9,264
         Mortgage-backed securities                              17,575              20,629              24,078
                                                               --------            --------            --------
                                                               $ 66,143            $ 78,847            $ 83,997
                                                               ========            ========            ========

         The maturity distribution (based upon the average life) and weighted average yield of our securities portfolio as of December 31, 2001 are summarized in the following table:

                                          WITHIN ONE YEAR        ONE TO FIVE YEARS        FIVE TO TEN YEARS        OVER TEN YEARS
                                          ---------------        -----------------        -----------------        --------------
                                                    WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED
                                                    AVERAGE                 AVERAGE                 AVERAGE                 AVERAGE
                                        AMOUNT       YIELD       AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT      YIELD
                                        ------       -----       ------      -----       ------      -----       ------      -----
U.S. TREASURY AND OTHER
  GOVERNMENT AGENCY SECURITIES          $   500        5.40%    $ 3,530        4.84%    $   371        6.45%    $    --          --%
STATE AND POLITICAL SUBDIVISION
  CERTIFICATES                            1,525        5.15       7,020        5.33      12,073        4.55       3,525        4.40
CORPORATE BONDS                             600        5.50         951        6.74          25        7.75          --          --
COMMERCIAL PAPER                          1,100        3.75          --          --          --          --          --          --
MUTUAL FUNDS                              3,173        3.46          --          --          --          --          --          --
COLLATERALIZED MORTGAGE OBLIGATIONS       1,923        6.85      11,612        6.04         362        2.47          --          --
MORTGAGE-BACKED SECURITIES                  900        6.63      11,154        5.99       4,384        6.31         909        6.72
                                        -------     -------     -------     -------     -------     -------     -------     -------
                                        $ 9,721        4.95%    $34,267        5.77%    $17,215        5.00%    $ 4,434        4.88%
                                        =======     =======     =======     =======     =======     =======     =======     =======

         Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment based on carrying value.

TOTAL DEPOSITS

         We continue to stress core deposit accumulation and retention as a basis for sound growth and profitability. Core deposits consist of all deposits other than public funds and certificates of deposit in excess of $100,000.

         Total deposits increased $19.7 million to $477.8 million on December 31, 2001, from $458.1 million on December 31, 2000. This compares to a $27.8 million increase in 1999. The average increase in time deposits occurred via increases in retail certificates of deposits and retail jumbo certificates of deposits, while the increase in NOW and money market deposits can be attributed to depositors desiring to stay liquid as market interest rates declined in 2001. The following table sets forth the average amount of and the average rate paid by the banks on deposits by deposit category:

                                                                FOR THE YEAR ENDED DECEMBER 31,

                                                   2001                             2000                             1999
                                                   ----                             ----                             ----
                                         AVERAGE          AVERAGE         AVERAGE          AVERAGE         AVERAGE          AVERAGE
                                         BALANCE            RATE          BALANCE            RATE          BALANCE            RATE
                                         -------            ----          -------            ----          -------            ----
                                                                            (DOLLARS IN THOUSANDS)
     Non-interest-bearing demand
       deposits                          $ 67,165            0.00%        $ 65,002            0.00%        $ 61,051            0.00%
     NOW and money market deposits        119,928            3.13           98,531            3.92           80,728            2.82
     Savings deposits                      72,209            1.70           73,751            2.15           74,797            2.12
     Time deposits                        209,297            5.12          201,513            5.55          207,894            5.06
                                         --------        --------         --------        --------         --------        --------


     Total                               $468,599            3.35%        $438,797            3.79%        $424,470            3.39%
                                         ========        ========         ========        ========         ========        ========


         Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 2001, are summarized as follows (dollars in thousands):

                       3 MONTHS OR LESS                                  $27,348
                       OVER 3 THROUGH 6 MONTHS                             4,963
                       OVER 6 THROUGH 12 MONTHS                           11,898
                       OVER 12 MONTHS                                      4,512
                                                                         -------
                          TOTAL                                          $48,721
                                                                         =======

BORROWINGS

         Although deposits are our primary source of funds, it has been our policy to utilize borrowings as an alternative source of funds. We utilize both short-term and long-term borrowings, as well repurchase agreements as a part of our asset/liability management strategy. Borrowings are secured when we believe we can profitably re-invest those funds for our benefit. A significant component of our borrowings are federal funds purchased and advances from the Federal Home Loan Bank (FHLB) of Chicago. The FHLB advances are collateralized by the capital stock of the FHLB-Chicago that we hold and certain mortgage loans and mortgage related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

         The following table shows outstanding amounts of borrowings together with the weighted average interest rates, at December 31, for each of the past three years (dollars in thousands).

                                                                                   At December 31,
                                                          2001                          2000                          1999
                                                 BALANCE          RATE         Balance         Rate          Balance          Rate
       Federal Funds purchased                   $ 9,300           2.13%       $33,450           6.79%       $ 7,450           5.74%
       Securities sold under agreements to
           repurchase                              3,524           2.72          3,975           5.96          6,054           5.10
       Other short-term borrowings                 4,222           5.18          3,503           8.35          1,375           7.75
       Long-term borrowings                       55,800           4.77         47,700           6.80         38,900           5.84
                                                 -------        -------        -------        -------        -------        -------
                                                 $72,846           4.36%       $88,628           6.82%       $53,779           5.79%
                                                 =======        =======        =======        =======        =======        =======

         The following table shows the maximum amounts outstanding of borrowings for each of the past three years (dollars in thousands).

                                                                                At December 31,
                                                                     2001              2000             1999
                                                                     ----              ----             ----
              Federal Funds purchased                              $ 35,900           $33,450          $ 7,450
              Securities sold under agreements to
                  repurchase                                          7,326             8,164            8,308
              Other short-term borrowings                             4,222             5,854            2,215
              Long-term borrowings                                   55,800            51,700           38,900
                                                                   --------           -------          -------
                                                                   $103,248           $99,168          $56,873
                                                                   ========           =======          =======

         The following table shows for the periods indicated the daily average amount outstanding for the categories of borrowings, the interest paid and the weighted average rates (dollars in thousands).

                                                                                   At December 31,
                                                          2001                          2000                          1999
                                                 BALANCE          RATE         Balance          Rate         Balance         Rate
                                                 -------          ----         -------          ----         -------         ----
       Federal Funds purchased                   $15,756           5.24%       $23,971           7.00%       $ 6,174           5.54%
       Securities sold under agreements to
           repurchase                              5,516           3.93          4,646           5.51          5,909           4.57
       Other short-term borrowings                 3,451           6.29          2,903           9.03          1,515           7.59
       Long-term borrowings                       53,296           5.34         45,051           6.43         13,773           5.54
                                                 -------        -------        -------        -------        -------        -------
                                                 $78,019           5.26%       $76,571           6.66%       $27,371           5.45%
                                                 =======        =======        =======        =======        =======        =======

CAPITAL RESOURCES AND ADEQUACY

         Stockholders' equity increased from $48.5 million at December 31, 2000 to $52.9 million at December 31, 2001. The $5.7 million increase from net earnings retention and the $634,000 increase in the investment portfolio market value were offset by the payment of $1.8 million in cash dividends to shareholders.

         Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percent of total assets and total capital as a percent of risk-based assets. The minimum core capital requirement ranges from 3% to 5% of total assets, depending upon the Federal Reserve Board's determination of the financial institution's strength. Similar capital guidelines are also established for our individual banking subsidiaries. Most financial institutions are required to meet a minimum core capital requirement of 4% or more of total assets. The regulations assign risk weightings to assets and off-balance sheet items and require minimum risk-based capital ratios. Bank holding companies generally are required to have total capital equal to not less than 8% of risk weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. As of December 31, 2001, we had a core capital to total assets ratio of 8.71%, and Lincoln State Bank, Franklin State

Bank, Grafton State Bank, Lincoln Community Bank and the Community Bank of Oconto County had total capital ratios of 11.91%, 12.09%, 12.34%, 10.03% and 13.21%, respectively. These ratios are above the 2001 minimum requirements established by regulatory agencies to be well-capitalized.

         For a summary of the banks' regulatory capital ratios at December 31, 2001, please see Note 14 to Consolidated Financial Statements.

         Management strives to maintain a strong capital position to take advantage of opportunities for profitable geographic and product expansion and to maintain depositor and investor confidence. Conversely, management believes that capital must be maintained at levels that provide adequate returns on the capital employed. Management actively reviews capital strategies for us and for each of our subsidiaries to ensure that capital levels are appropriate based on perceived business risks, growth and regulatory standards.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. We had liquid assets of $37.5 million and $23.1 million on December 31, 2001 and December 31, 2000 respectively. The increase in liquid assets from December 31, 2000 to December 31, 2001 can be attributed to a temporary increase in federal funds sold and interest-bearing deposits at other banks. Management believes liquidity and capital levels are adequate at December 31, 2001.

         Our liquidity, represented by cash and cash equivalents, is a product of our operating activities, investing activities and financing activities. These activities are summarized below:

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                  2001            2000            1999
                                                                  ----            ----            ----
                                                                         (DOLLARS IN THOUSANDS)
               Cash and cash equivalents at beginning of
                  period                                        $ 23,133        $ 29,771        $ 49,656
               Operating activities:
               Net income                                          5,708           4,768           4,064
               Adjustments to reconcile net income to
                  net cash used by operating
                  activities                                      (2,102)           (633)           (503)
                                                                --------        --------        --------
               Net cash provided by operating activities           3,606           4,135           3,561
               Net cash provided (used in) by investing
                  activities                                       8,705         (70,236)        (58,817)
               Net cash provided by financing activities           2,024          59,463          35,371
                                                                --------        --------        --------
               Increase (decrease) in cash equivalents          $ 14,335        ($ 6,638)       ($19,885)
                                                                ========        ========        ========
               Cash and cash equivalents at end of period       $ 37,468        $ 23,133        $ 29,771
                                                                ========        ========        ========

         Net cash was provided by operating activities during the years ended December 31, 2001, 2000 and 1999 primarily as a result of normal ongoing business operations. The non-cash items, such as the provisions for loan losses and depreciation and the net amortization of premiums, also contributed to net cash provided by operating activities during these periods.

         Liquidity is also necessary at the parent company level. The parent company's primary source of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $3.3 million, $2.2 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999 respectively, and will continue to be the parent company's main source of long-term liquidity. The dividends from our banks were sufficient to pay cash dividends to our shareholders of $1.8 million, $1.6 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999 respectively. At December 31, 2001, the parent company had two $10.0 million lines of credit with unaffiliated banks available, with $3.8 million outstanding on one of the lines of credit and no borrowings outstanding on the other line of credit.

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

         The following table shows the interest rate sensitivity gap for four different time intervals as of December 31, 2001. Certain assumptions regarding prepayment and withdrawal rates are based upon our historical experience, and management believes such assumptions are reasonable.

                                                                  AMOUNTS MATURING OR REPRICING AS OF DECEMBER 31, 2001
                                                      -----------------------------------------------------------------------------
                                                        WITHIN       SIX TO TWELVE     ONE TO FIVE         OVER
                                                      SIX MONTHS         MONTHS           YEARS         FIVE YEARS        TOTAL
                                                      ----------         ------           -----         ----------        -----
                                                                                 (DOLLARS IN THOUSANDS)
   Interest-earning assets:
   Fixed-rate mortgage loans                          $  26,871        $  32,771        $ 131,958       $  20,424       $ 212,024
   Adjustable-rate mortgage loans                        36,122           10,655           25,514               0          72,291
                                                      ---------        ---------        ---------       ---------       ---------
         Total mortgage loans                            62,993           43,426          157,472          20,424         284,315
   Commercial business loans                             66,138           12,494           69,041           8,082         155,755
   Consumer loans                                         8,519            3,759           18,236           3,544          34,058
   Home equity loans                                      5,233               72              835               0           6,140
   Tax-exempt loans                                         402              123              334             598           1,457
   Lease financing                                            0                0            1,170               0           1,170
   Mortgage-related securities                           12,250                0            1,878          15,745          29,873
   Fixed rate investment securities and other             2,249              933           15,138          13,176          31,496
   Variable rate investment securities and other         16,179            3,574               25              25          19,803
                                                      ---------        ---------        ---------       ---------       ---------

         Total interest-earning assets                $ 173,963        $  64,381        $ 264,129       $  61,594       $ 564,067
                                                      =========        =========        =========       =========       =========

   Interest-bearing liabilities:
   Deposits

     Time deposits                                    $ 122,855        $  55,224        $  27,089       $      56       $ 205,224
     NOW accounts                                         2,189            2,189           21,890          10,215          36,483

     Savings accounts                                     4,193            4,294           41,936          19,470          69,893
     Money market accounts                               31,198            3,563           35,627          16,626          87,014
     Advance payments for taxes and insurance                 0              142                0               0             142
     Borrowings                                          51,289            4,657           10,400           6,500          72,846
                                                      ---------        ---------        ---------       ---------       ---------
         Total interest-bearing liabilities           $ 211,724        $  70,069        $ 136,942       $  52,867       $ 471,602
                                                      =========        =========        =========       =========       =========
   Interest-earning assets less
   interest-bearing liabilities                      ($  37,761)      ($   5,688)       $ 127,187       $   8,727       $  92,465
                                                      =========        =========        =========       =========       =========
   Cumulative interest rate sensitivity gap          ($  37,761)      ($  43,449)       $  83,738       $  92,465
                                                      =========        =========        =========       =========
   Cumulative interest rate sensitivity gap as a
     percentage of total assets                           (6.21%)          (7.15%)          13.77%          15.21%
                                                      =========        =========        =========       =========

         At December 31, 2001, our cumulative interest-rate sensitive gap as a percentage of total assets was a negative 6.21% for six months and a negative 7.15% for one-year maturities. Therefore, we are negatively gapped and may benefit from falling interest rates.

         Certain shortcomings are inherent in the method of analysis presented in the above schedule. For example, although certain assets and liabilities have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the schedule. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We utilize no derivatives to mitigate our interest rate risk. To control credit risk we rely instead on loan review and an adequate loan loss reserve.

         Interest rate risk is the risk of loss of net interest income due to changes in interest rates. This risk is addressed by our Asset Liability Management Committee, which includes senior management representatives. The Asset Liability Management Committee monitors and considers methods of managing interest rate risk by monitoring changes in net interest income under various interest rate scenarios. The Asset Liability Management Committee attempts to manage various components of our balance sheet to minimize the impact of sudden and sustained changes in interest rate on net interest income.

         Our exposure to interest rate risk is reviewed on at least a quarterly basis by the Asset Liability Management Committee. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net interest income in the event of hypothetical changes in interest rates and interest liabilities. If potential changes to net interest income resulting from hypothetical interest rate swings are not within the limits established by the Asset Liability Management Committee, the asset and liability mix may be adjusted to bring interest rate risk within approved limits.

         In order to reduce the exposure to interest rate fluctuations, we have developed strategies to manage our liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. One strategy used is focusing our residential lending on adjustable rate mortgages, which generally reprice within one to three years. Another strategy used is concentrating our non-residential lending on adjustable or floating rate and/or short-term loans. We have also focused our investment activities on short and medium-term securities, while attempting to maintain and increase our savings account and transaction deposit accounts, which are considered to be relatively resistant to changes in interest rates.

         Along with the analysis of the interest rate sensitivity gap, determining the sensitivity of future earnings to a hypothetical +/- 200 basis parallel rate change can be accomplished through the use of simulation modeling. In addition to the assumptions used to measure the interest rate sensitivity gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12-month period is compared to the pretax income calculated using flat rates. This difference represents our earning sensitivity to a +/- 200 basis point parallel rate change. The table below illustrates these amounts as of December 31, 2001.

                                           PERCENT CHANGE IN NET INTEREST INCOME
                                           -------------------------------------
          CHANGE IN INTEREST RATES             2001                   2000
          ------------------------             ----                   ----
          + 200 basis points                   2.50%                 (2.45)%
          + 150 basis points                   1.75%                 (1.94)%
          + 100 basis points                   0.99%                 (1.25)%
          + 50 basis points                    0.17%                 (0.71)%
              Base Scenario                    0.00%                  0.00%
          - 50 basis points                   (3.22)%                 0.57%
          - 100 basis points                  (4.82)%                 1.29%
          - 150 basis points                  (3.18)%                 1.91%
          - 200 basis points                  (4.18)%                 2.54%

         These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition for impairment of certain intangibles. The above results also do not include any management action to mitigate potential income variances within the simulation process. This action would include, but would not be limited to, adjustments to the repricing characteristics of any on or off balance sheet item with regard to short-term rate projections and current market value assessments.

         We determine another component of interest rate risk, fair value at risk, through the technique of simulating the fair value of equity in changing rate environment. This technique involves determining the present value of all contractual asset liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates +/- 200 basis points from flat rates to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 1.0% of our market value as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets of the Corporation and its subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001 are attached.

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

                     Report of Independent Auditors

                     Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

                     Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

                     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999

                     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

         (b) REPORTS ON FORM 8-K:

                  No reports on Form 8-K were filed in the last quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                By: /s/ James F. Bomberg
                                   -- ------------------------------------------
                                        James F. Bomberg
                                        President & Chief Executive Officer
                                        Director

                                Date:  March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PRINCIPAL EXECUTIVE OFFICERS

     /s/ James F. Bomberg                 President & Chief Executive Officer          March 29, 2002
     ----------------------------
         James F. Bomberg

     /s/ James C. Mroczkowski             Vice President & Chief Financial Officer     March 29, 2002
     ----------------------------
         James C. Mroczkowski

     DIRECTORS

     /s/ Michael J. Murry                 Chairman of the Board of Directors           March 29, 2002
     ----------------------------
         Michael J. Murry

     /s/ James F. Bomberg                 Director                                     March 29, 2002
     ----------------------------
         James F. Bomberg

     /s/ Thomas C. Ebenreiter             Director                                     March 29, 2002
     ----------------------------
         Thomas C. Ebenreiter

     /s/ Thomas F. Gapinski               Director                                     March 29, 2002
     ----------------------------
         Thomas F. Gapinski

     /s/ Nicholas S. Logarakis            Director                                     March 29, 2002
     ----------------------------
         Nicholas S. Logarakis

     /s/ Conrad C. Kaminski               Director                                     March 29, 2002
     ----------------------------
         Conrad C. Kaminski

     /s/ David A. Kaczynski               Director                                     March 29, 2002
     ----------------------------
         David A. Kaczynski

     /s/ Keith C. Winters                 Director                                     March 29, 2002
     ----------------------------
         Keith C. Winters

     /s/ Duane P. Cherek                  Director                                     March 29, 2002
     ----------------------------
         Duane P. Cherek

     /s/ James A. Sass                    Director                                     March 29, 2002
     ----------------------------
         James A. Sass

     /s/ Thomas J. Sheehan                Director                                     March 29, 2002
     ----------------------------
         Thomas J. Sheehan

     /s/ Jerome T. Sarnowski              Director                                     March 29, 2002
     ----------------------------
         Jerome T. Sarnowski

     /s/ James F. Kacmarcik               Director                                     March 29, 2002
     ----------------------------
         James F. Kacmarcik

     /s/ Gervase R. Rose                  Director                                     March 29, 2002
     ----------------------------
         Gervase R. Rose

     /s/ J. Michael Bartels               Director                                     March 29, 2002
     ----------------------------
         J. Michael Bartels

     /s/ Michael T. Judge                 Director                                     March 29, 2002
     ----------------------------
         Michael T. Judge

     /s/ Richard J. Pamperin              Director                                     March 29, 2002
     ----------------------------
         Richard J. Pamperin

     /s/ Casimir S. Janiszewski           Director                                     March 29, 2002
     ----------------------------
         Casimir S. Janiszewski

                           MERCHANTS AND MANUFACTURERS
                              BANCORPORATION, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2001

                           MERCHANTS AND MANUFACTURERS
                      BANCORPORATION, INC. AND SUBSIDIARIES

 CONTENTS                                                                   PAGE
--------------------------------------------------------------------------------
 INDEPENDENT AUDITOR'S REPORT ON THE
   FINANCIAL STATEMENTS                                                      1-2
--------------------------------------------------------------------------------
 CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated balance sheets                                                 3
   Consolidated statements of income                                           4
   Consolidated statements of changes in stockholders' equity                  5
   Consolidated statements of cash flows                                     6-7
   Notes to consolidated financial statements                               8-32
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
New Berlin, Wisconsin

We have audited the accompanying consolidated balance sheet of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ McGladrey & Pullen, LLP

Madison, Wisconsin
February 13, 2002

                         Report of Independent Auditors



The Board of Directors and Stockholders
Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries (the Corporation) as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/Ernst & Young LLP
Ernst & Young LLP

Milwaukee, Wisconsin
March 2, 2001

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS                                                                          2001                  2000
                                                                              ---------             ---------
                                                                              (Dollars In Thousands, Except
                                                                               Share and Per Share Amounts)
Cash and due from banks                                                       $  26,013             $  20,586
Interest bearing deposits in banks                                                4,912                   996
Federal funds sold                                                                6,543                 1,551
                                                                              ---------             ---------
      Cash and cash equivalents                                                  37,468                23,133

Available-for-sale securities                                                    66,143                78,847
Loans, less allowance for loan losses of $5,563 and $5,010
  in 2001 and 2000, respectively                                                477,332               473,161
Accrued interest receivable                                                       2,950                 3,695
Federal Home Loan Bank stock                                                      3,574                 3,171
Premises and equipment                                                           10,278                 9,252
Other assets                                                                     10,275                 9,201
                                                                              ---------             ---------

      TOTAL ASSETS                                                            $ 608,020             $ 600,460
                                                                              =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits:
    Non-interest bearing                                                      $  79,171             $  79,200
    Interest bearing                                                            398,614               378,851
                                                                              ---------             ---------
     Total deposits                                                             477,785               458,051
  Short-term borrowings                                                          17,046                43,928
  Long-term borrowings                                                           55,800                44,700
  Accrued interest payable                                                        1,028                 1,159
  Other liabilities                                                               3,432                 4,107
                                                                              ---------             ---------
      TOTAL LIABILITIES                                                         555,091               551,945
                                                                              ---------             ---------
Stockholders' equity

  Common stock $1.00 par value; 6,000,000 shares
    authorized; shares issued: 2,587,509;
    shares outstanding: 2,523,845 - 2001; 2,520,937 - 2000                        2,588                 2,588
  Additional paid-in capital                                                     14,955                15,452
  Retained earnings                                                              36,894                32,988
  Accumulated other comprehensive income (loss)                                     330                  (304)
  Treasury stock, at cost (63,664 shares - 2001; 66,572 shares - 2000)           (1,838)               (2,209)
                                                                              ---------             ---------

      TOTAL STOCKHOLDERS' EQUITY                                                 52,929                48,515
                                                                              ---------             ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 608,020             $ 600,460
                                                                              =========             =========

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                         2001                   2000                   1999
                                                                       ---------              ---------              ---------
                                                                          (Dollars In Thousands, Except Per Share Amounts)

Interest income:
  Interest and fees on loans                                           $  38,501              $  37,344              $  30,108
  Interest and dividends on securities:
    Taxable                                                                1,259                  1,757                  1,471
    Tax-exempt                                                               960                  1,059                  1,041
  Interest on mortgage-backed securities                                   1,985                  2,150                  2,083
  Interest on interest bearing deposits in banks and
    federal funds sold                                                       531                    340                    795
                                                                       ---------              ---------              ---------
      TOTAL INTEREST INCOME                                               43,236                 42,650                 35,498
                                                                       ---------              ---------              ---------
Interest expense:
  Interest on deposits                                                    15,692                 16,622                 14,372
  Interest on short-term borrowings                                        1,260                  2,197                    728
  Interest on long-term borrowings                                         2,846                  2,899                    763
                                                                       ---------              ---------              ---------
      TOTAL INTEREST EXPENSE                                              19,798                 21,718                 15,863
                                                                       ---------              ---------              ---------

      NET INTEREST INCOME                                                 23,438                 20,932                 19,635

Provision for loan losses                                                  1,125                  1,239                    974
                                                                       ---------              ---------              ---------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 22,313                 19,693                 18,661
                                                                       ---------              ---------              ---------
Noninterest income:
  Service charges on deposit accounts                                      1,302                  1,162                  1,087
  Service charges on loans                                                   722                    523                    458
  Securities gains, net                                                       88                      2                      9
  Gain on sale of loans, net                                                 332                     33                     74
  Net gain on sale of premises                                               557                  1,053                    633
  Other                                                                    1,681                  1,622                  1,554
                                                                       ---------              ---------              ---------
      TOTAL NONINTEREST INCOME                                             4,682                  4,395                  3,815
                                                                       ---------              ---------              ---------
Noninterest expenses:
  Salaries and employee benefits                                          10,533                  9,739                  9,193
  Premises and equipment                                                   3,075                  2,679                  2,379
  Data processing fees                                                       951                  1,002                  1,044
  Marketing and business development                                         878                    764                    771
  Federal deposit insurance premiums                                          99                     95                    123
  Merger-related expenses                                                   --                      296                    490
  Other                                                                    3,018                  2,478                  2,283
                                                                       ---------              ---------              ---------
      TOTAL NONINTEREST EXPENSES                                          18,554                 17,053                 16,283
                                                                       ---------              ---------              ---------

      INCOME BEFORE INCOME TAXES                                           8,441                  7,035                  6,193

Income taxes                                                               2,733                  2,267                  2,129
                                                                       ---------              ---------              ---------

      NET INCOME                                                       $   5,708              $   4,768              $   4,064
                                                                       =========              =========              =========

Basic earnings per share                                               $    2.25              $    1.87              $    1.58
                                                                       =========              =========              =========

Diluted earnings per share                                             $    2.24              $    1.86              $    1.55
                                                                       =========              =========              =========

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                           Accumulated
                                                               Additional                     Other
                                                    Common      Paid-in       Retained    Comprehensive   Treasury
                                                    Stock       Capital       Earnings    Income (Loss)    Stock         Total
                                                   --------     --------      --------      --------      --------      --------
                                                                  (Dollars In Thousands, Except Per Share Amounts)

Balance at December 31, 1998                       $  2,588     $ 15,326      $ 27,187      $    114      $   (634)     $ 44,581
                                                                                                                        --------
  Comprehensive income:
    Net income                                         --           --           4,064          --            --           4,064
    Change in net unrealized (losses) on
      available-for-sale securities                    --           --            --          (2,333)         --          (2,333)
   Reclassification adjustment for gains
      included in net income                           --           --            --               9          --               9
   Income tax effect                                   --           --            --             682          --             682
                                                                                                                        --------
        TOTAL COMPREHENSIVE INCOME                                                                                         2,422
                                                                                                                        --------
  Sale of common stock in connection
    with dividend reinvestment program                 --              4          --            --              67            71
  Purchase of 108,944 shares of treasury stock         --           --            --            --            (181)         (181)
  Cash dividends paid - $0.57 per share                --           --          (1,432)         --            --          (1,432)
  Exercise of stock options                            --            210          --            --              64           274
                                                   --------     --------      --------      --------      --------      --------

Balance at December 31, 1999                          2,588       15,540        29,819        (1,528)         (684)       45,735
                                                                                                                        --------
  Comprehensive income:
    Net income                                         --           --           4,768          --            --           4,768
    Change in net unrealized gains on
      available-for-sale securities                    --           --            --           1,867          --           1,867
   Reclassification adjustment for gains
      included in net income                           --           --            --               2          --               2
   Income tax effect                                   --           --            --            (645)         --            (645)
                                                                                                                        --------
        TOTAL COMPREHENSIVE INCOME                                                                                         5,992
                                                                                                                        --------
  Sale of common stock in connection
    with dividend reinvestment program                 --           --            --            --              65            65
  Purchase of 54,483 shares of treasury stock          --           --            --            --          (1,715)       (1,715)
  Cash dividends paid - $0.65 per share                --           --          (1,599)         --            --          (1,599)
  Exercise of stock options                            --            (88)         --            --             125            37
                                                   --------     --------      --------      --------      --------      --------

Balance at December 31, 2000                          2,588       15,452        32,988          (304)       (2,209)       48,515
                                                                                                                        --------
  Comprehensive income:
    Net income                                         --           --           5,708          --            --           5,708
    Change in net unrealized gains on
      available-for-sale securities                    --           --            --             925          --             925
   Reclassification adjustment for gains
      included in net income                           --           --            --              88          --              88
   Income tax effect                                   --           --            --            (379)         --            (379)
                                                                                                                        --------
        TOTAL COMPREHENSIVE INCOME                                                                                         6,342
                                                                                                                        --------
  Sale of 10,550 shares of treasury stock              --           --            --            --             336           336
  Purchase of 29,092 shares of treasury stock          --           --            --            --            (795)         (795)
  Cash dividends paid - $0.71 per share                --           --          (1,802)         --            --          (1,802)
  Exercise of stock options                            --           (497)         --            --             830           333
                                                   --------     --------      --------      --------      --------      --------

BALANCE AT DECEMBER 31, 2001                       $  2,588     $ 14,955      $ 36,894      $    330      $ (1,838)     $ 52,929
                                                   ========     ========      ========      ========      ========      ========

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                           2001                   2000                   1999
                                                                         --------               --------               --------
                                                                                         (Dollars In Thousands)

Cash Flows From Operating Activities
  Net income                                                             $  5,708               $  4,768               $  4,064
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Provision for loan losses                                             1,125                  1,239                    974
      Depreciation                                                            889                    927                    949
      Amortization and accretion of premiums
        and discounts, net                                                     43                     51                    169
      Securities gains, net                                                   (88)                    (2)                    (9)
      Loans originated for sale                                           (83,419)                (6,211)               (18,953)
      Proceeds from sales of loans                                         81,026                  5,992                 18,731
      Gain on sale of loans, net                                             (332)                   (33)                   (74)
      Gain on sale of premises and equipment, net                            (557)                (1,053)                  (633)
      Decrease (increase) in accrued interest receivable                      745                   (813)                  (260)
      Increase (decrease) in accrued interest payable                        (131)                   275                   (132)
      Other                                                                (1,403)                (1,005)                (1,265)
                                                                         --------               --------               --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                           3,606                  4,135                  3,561
                                                                         --------               --------               --------
Cash Flows From Investing Activities
  Purchase of available-for-sale securities                               (51,865)               (16,023)               (34,168)
  Proceeds from sales of available-for-sale securities                      4,174                    998                  2,704
  Proceeds from redemptions and maturities of
    available-for-sale securities                                          61,422                 21,974                 23,504
  Net increase in loans                                                    (2,708)               (79,545)               (51,682)
  Purchases of premises and equipment                                      (1,915)                (1,622)                  (989)
  Proceeds from sale of premises and equipment                               --                    3,595                  2,839
  Proceeds from sales of other real estate                                   --                      887                   --
  Purchases of Federal Home Loan Bank stock                                  (403)                  (500)                (1,025)
                                                                         --------               --------               --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 8,705                (70,236)               (58,817)
                                                                         --------               --------               --------
Cash Flows From Financing activities
  Net increase in deposits                                                 19,734                 27,826                 10,367
  Net increase (decrease) in short-term borrowings                        (26,882)                25,649                    772
  Dividends paid                                                           (1,802)                (1,599)                (1,432)
  Proceeds from long-term borrowings                                       47,500                 40,900                 30,000
  Repayment of long-term borrowings                                       (36,400)               (31,700)                (4,500)
  Purchase of treasury stock                                                 (795)                (1,715)                  (181)
  Proceeds from sale of treasury stock                                      1,166                    125                    131
  Proceeds from issuance of common stock                                     (497)                   (23)                   214
                                                                         --------               --------               --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        $  2,024               $ 59,463               $ 35,371
                                                                         --------               --------               --------

(Continued)

                                                                              2001                  2000                   1999
                                                                            --------              --------               --------
                                                                                            (Dollars In Thousands)
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      $ 14,335              $ (6,638)              $(19,885)

Cash and cash equivalents at beginning of year                                23,133                29,771                 49,656
                                                                            --------              --------               --------

Cash and cash equivalents at end of year                                    $ 37,468              $ 23,133               $ 29,771
                                                                            ========              ========               ========

Supplemental Cash Flow Information and Noncash Transactions:
  Interest paid                                                             $ 19,929              $ 21,477               $ 15,244
  Income taxes paid                                                            2,872                 2,364                  2,207
  Loans transferred to other real estate owned                                    22                   897                    107

Supplemental Schedules of Noncash Investing Activities,
  change in accumulated other comprehensive income, unrealized
  gains (losses) on available-for-sale securities, net                      $    634              $  1,224               $ (1,642)

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Banking Activities: The consolidated income of Merchants and Manufacturers Bancorporation, Inc. is principally from the income of its wholly owned subsidiaries. The Banks provide a full range of personal and commercial financial services to customers. The Corporation and the Banks are subject to competition from other financial institutions. They are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

Consolidation: The consolidated financial statements of Merchants and Manufacturers Bancorporation, Inc. (the Corporation) include the accounts of its wholly owned subsidiaries, Lincoln State Bank (Lincoln), Franklin State Bank (Franklin), Lincoln Community Bank (Lincoln Community), Grafton State Bank (Grafton) and Community Bank of Oconto County (Oconto) - collectively, "the Banks," M&M Services, which provides management services for the Banks, Merchants Merger Corporation, which is used to facilitate acquisitions, and Lincoln's wholly owned subsidiary, Lincoln Investment Corp., Lincoln Community's wholly owned subsidiary, Lincoln Investment Management Corporation and Grafton's wholly owned subsidiary, GSB Investments Inc., which manage an investment portfolio for the Banks. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates: In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets. The fair value disclosure of financial instruments is an estimate that can be computed within a range.

Presentation of Cash Flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds sold, interest bearing deposits in banks, loans, deposits, and short-term borrowings are treated as net increases or decreases.

Cash and Due From Banks: The Banks maintain amounts due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships. The Banks have not experienced any losses in such accounts.

Available-for-Sale Securities: Securities classified as available for sale are those debt securities that the Banks intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Banks' assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest income is accrued on the unpaid principal balance. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payment of interest or principal when they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

Mortgage Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. All sales are made without recourse.

Allowance for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is adequate to cover probable credit losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the banks to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

Credit Related Financial Instruments: In the ordinary course of business the Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Provisions for depreciation are computed using the straight-line or double-declining-balance methods, over the estimated useful lives of the assets.

Other Real Estate Owned: Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value less cost to sell. At the date of acquisition losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Profit-Sharing Plan: The Corporation has established a 401(k) profit-sharing plan for qualified employees. The Corporation's policy is to fund contributions as accrued.

Income Taxes: The Corporation files a consolidated federal income tax return and individual subsidiary state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the reserve for loan losses, nonaccrual loan income, deferred compensation, pension, fixed assets, and unrealized gains and losses on available-for-sale securities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Trust Assets: Property held for customers in fiduciary or agency capacities, other than cash on deposit at the Banks, is not included in the accompanying balance sheets, since such items are not assets of the Corporation.

Earnings Per Share: Earnings per share of common stock have been computed based on the weighted-average number of common stock and common stock equivalents, if dilutive, outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Corporation's common stock at the average market price during the year.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Current Accounting Developments: In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement No. 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Corporation, the provisions of Statement No. 142 is effective January 1, 2002. Implementation of the Statement is not expected to have a material impact on the Corporation's financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement No. 143, Accounting for Asset Retirement Obligations, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 144 supersedes FASB Statement No. 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Corporation, the provisions of Statement No. 143 and 144 are effective January 1, 2003, and January 1, 2002, respectively. Implementation of Statements No. 143 and 144 is not expected to have a material impact on the Corporation's financial statements.


NOTE 2.   BUSINESS COMBINATION

On January 16, 2001, the Corporation completed its merger with CBOC, Inc., a one-bank holding Corporation that provides financial services to businesses and individuals in Oconto Falls and the surrounding area. Under the terms of the merger agreement the Corporation issued 459,680 shares of Merchants & Manufacturers Bancorporation, Inc. stock (with a fair market value of $28 per share on such date) in exchange for all of CBOC's common stock. The number of the Corporation's shares was calculated using an exchange ratio of 5.746 shares of the Corporation's stock for each share of CBOC common stock. The transaction was accounted for as a pooling of interest and, accordingly, the historical consolidated financial statements of the Corporation have been restated to include the financial position, results of operations, and cash flows of CBOC for all periods presented.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.   BUSINESS COMBINATION (CONTINUED)

There were no adjustments made of net assets of the combining Corporation's to adopt the same accounting practices and there were no effects on the net income reported previously by the separate Companies now presented in the comparative financial statements. There were no significant intercompany transactions requiring elimination in any period presented.

The following table shows the historical results of the Corporation and CBOC for the periods prior to the consummation of the merger of the entities (dollars in thousands):

                                            Years Ended
                                            December 31,
                                    ----------------------------
                                      2000                 1999
                                    -------              -------
         Revenues:
           Corporation              $38,427              $31,728
           CBOC                       4,252                3,777
                                    -------              -------
                                    $42,679              $35,505
                                    =======              =======
         Net Income:
           Corporation              $ 4,240              $ 3,403
           CBOC                         528                  661
                                    -------              -------
                                    $ 4,768              $ 4,064
                                    =======              =======

NOTE 3.   CASH AND DUE FROM BANKS

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements approximated $2,016,000 and $2,033,000 at December 31, 2001 and 2000,
respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.   AVAILABLE-FOR-SALE SECURITIES

Amortized costs and fair values of available-for-sale securities as of December 31, 2001 and 2000 are summarized as follows:

                                                                            December 31, 2001
                                                 ----------------------------------------------------------------------
                                                                       Gross                Gross
                                                Amortized            Unrealized           Unrealized             Fair
                                                   Cost                Gains               (Losses)              Value
                                                 -------              -------              -------              -------
                                                                          (Dollars In Thousands)
U.S. treasury and other U.S.
  government agency securities                   $ 4,401              $    93              $  --                $ 4,494
State and political subdivisions                  24,143                  278                  243               24,178
Corporate bonds                                    1,576                   38                 --                  1,614
Commercial paper                                   1,100                 --                   --                  1,100
Mutual funds                                       3,173                 --                    107                3,066
Collateralized mortgage obligations               13,897                  260                   41               14,116
Mortgage-backed securities                        17,347                  280                   52               17,575
                                                 -------              -------              -------              -------

                                                 $65,637              $   949              $   443              $66,143
                                                 =======              =======              =======              =======

                                                                            December 31, 2000
                                                 ----------------------------------------------------------------------
                                                                       Gross                Gross
                                                Amortized            Unrealized           Unrealized             Fair
                                                   Cost                Gains               (Losses)              Value
                                                 -------              -------              -------              -------
                                                                          (Dollars In Thousands)
U.S. treasury and other U.S.
  government agency securities                   $14,417              $     5              $    85              $14,337
State and political subdivisions                  24,936                  145                  339               24,742
Corporate bonds                                    2,250                    6                   13                2,243
Commercial paper                                   1,000                 --                   --                  1,000
Mutual funds                                       3,173                 --                    129                3,044
Collateralized mortgage obligations               12,833                  122                  103               12,852
Mortgage-backed securities                        20,714                  128                  213               20,629
                                                 -------              -------              -------              -------

                                                 $79,323              $   406              $   882              $78,847
                                                 =======              =======              =======              =======

Securities with a fair value of $28,742,000 and $23,772,000 at December 31, 2001 and 2000, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.   AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

The amortized cost and fair value of available-for-sale securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in mortgage-related securities, mutual funds and collateralized mortgage obligations since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following summary:

                                                       Amortized         Fair
                                                         Cost            Value
                                                        -------         -------
                                                         (Dollars In Thousands)
         Due in one year or less                        $ 3,525         $ 3,544
         Due after one year through five years           11,702          11,993
         Due after five years through ten years          12,468          12,455
         Due after ten years                              3,525           3,394
         Mutual funds                                     3,173           3,066
         Collateralized mortgage obligations                393             410
         Mortgage-related securities                     30,851          31,281
                                                        -------         -------

                                                        $65,637         $66,143
                                                        =======         =======

Proceeds from sales of available-for-sale securities during the years ended December 31, 2001, 2000 and 1999, were $4,174,000, $998,000 and $2,704,000, respectively. Gross gains of $96,000, $8,000 and $9,000 were recorded on those sales for the years ended December 31, 2001, 2000 and 1999, respectively. Gross losses of $8,000, $6,000 and none were also recorded in the years ended December 31, 2001, 2000 and 1999, respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. LOANS

Major classifications of loans are as follows:

                                                              December 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
                                                        (Dollars In Thousands)

         First mortgage:
           Conventional single-family residential       $ 78,377       $ 98,730
           Commercial and multifamily residential        180,102        173,107
           Construction                                   34,744         47,767
           Farmland                                        7,312          7,027
                                                        --------       --------
                                                         300,535        326,631
                                                        --------       --------

         Commercial business loans                       140,671        110,291
         Consumer and installment loans                   32,401         33,327
         Lease financing                                   1,170          1,606
         Home equity loans                                 6,140          4,545
         Other                                             1,978          1,771
                                                        --------       --------
                                                         182,360        151,540
                                                        --------       --------

           Less allowance for loan losses                  5,563          5,010
                                                        --------       --------

                                                        $477,332       $473,161
                                                        ========       ========

Changes in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 are presented as follows:

                                                       December 31,
                                             ---------------------------------
                                              2001         2000         1999
                                             -------      -------      -------
                                                  (Dollars In Thousands)
         Balance at beginning of year        $ 5,010      $ 4,047      $ 3,486
           Provisions charged to expense       1,125        1,239          974
           Recoveries                             23           14           19
           Charge-offs                          (595)        (290)        (432)
                                             -------      -------      -------

         Balance at end of year              $ 5,563      $ 5,010      $ 4,047
                                             =======      =======      =======

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5. LOANS (CONTINUED)

The following is a summary of information pertaining to impaired loans:

                                                              December 31,
                                                           -------------------
                                                            2001         2000
                                                           ------       ------
                                                         (Dollars In Thousands)
         Impaired loans for which an allowance             $4,429       $1,815
           has been provided
         Impaired loans for which no allowance
           has been provided                                 --           --
                                                           ------       ------

         Total loans determined to be impaired             $4,429       $1,815
                                                           ======       ======

         Allowance provided for impaired loans,
           included in the allowance for loan losses       $  995       $  408
                                                           ======       ======

                                                    Year Ended December 31,
                                              ----------------------------------
                                               2001          2000          1999
                                              ------        ------        ------
                                                    (Dollars In Thousands)
     Average investment in impaired loans     $3,276        $1,764        $2,041
                                              ======        ======        ======

Nonaccruing loans totaled $4,429,000 and $1,815,000 as of December 31, 2001 and 2000, respectively. Interest income in the amount of $48,000, $65,000 and $35,000 would have been earned on the nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2001, 2000 and 1999, respectively. The interest collected on nonaccrual loans and impaired loans included in income for the years ended December 31, 2001, 2000 and 1999 were $104,000, $9,000 and $15,000, respectively.

Certain directors and executive officers of the Corporation, and their related interests, had loans outstanding in the aggregate amounts of $21,800,000 and $32,026,000 at December 2001 and 2000, respectively. During 2001, $9,288,000 of new loans were made and repayments totaled $19,514,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risks of collectibility or present other unfavorable features.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:

                                                          December 31,
                                                   --------------------------
                                                     2001              2000
                                                   --------          --------
                                                     (Dollars In Thousands)
         Land                                      $  1,912          $  1,912
         Office buildings and improvements           10,117             8,947
         Furniture and equipment                      9,168             7,872
                                                     21,197            18,731
           Less accumulated depreciation            (10,919)           (9,479)
                                                   --------          --------

                                                   $ 10,278          $  9,252
                                                   ========          ========

During the years ended December 31, 2000 and 1999, the Corporation sold certain land and buildings and, subsequently, leased a portion of the buildings back from the new owners. The total gains on the sales were $1,498,000 and $1,103,000, of which $786,000 and $566,000 was immediately recognized in income, respectively, during the year of the transaction. The remaining gain is being accreted into income over the remaining lease terms. The gains recognized during the years ended December 31, 2001, 2000 and 1999 were $557,000, $267,000 and
$67,000, respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.   DEPOSITS

Deposits consist of the following:

                                                             December 31,
                                                       ------------------------
                                                         2001            2000
                                                       --------        --------
                                                        (Dollars In Thousands)
         Negotiable Order of Withdrawal accounts:
           Non-interest bearing                        $ 79,171        $ 79,200
           Interest-bearing                              36,483          32,488
         Savings deposits                                69,893          68,077
         Money market investment accounts                87,014          79,539
         Time deposits and certificate accounts         205,224         198,747
                                                       --------        --------

                                                       $477,785        $458,051
                                                       ========        ========


The scheduled maturities of time deposits and certificate accounts at December 31, 2001 are as follows (dollars in thousands):

         Years Ending December 31,
         -------------------------
                  2002                          $178,079
                  2003                            17,441
                  2004                             5,566
                  2005                             1,814
                  2006                             2,324
                                                --------

                                                $205,224
                                                ========

At December 31, 2001 and 2000, time deposits and certificate accounts with balances greater than $100,000 amounted to $48,721,000 and $43,368,000, respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. BORROWINGS

Borrowings consisted of the following at December 31:

                                                           2001         2000
                                                           ----         ----
                                                         (Dollars In Thousands)
Short-term borrowings:
  Federal funds purchased, 2.125%                         $ 9,300      $33,450
  Securities sold under agreements to repurchase,
    2.721%, due January 2002 through October 2002           3,524        3,975
  Line of credit with unaffiliated banks, 5.18%             3,802        2,712
  Treasury, tax and loan accounts with the Federal
    Home Loan Bank of Chicago                                 420          791
  Line of credit with FHLB, 6.24%                              --        3,000
                                                          -------      -------

Total short-term borrowings                               $17,046      $43,928
                                                          =======      =======

Long-term borrowings:
  Notes payable to FHLB, maturing during fiscal year
    2001 with rates ranging from 5.83% to 6.92%           $    --      $36,400
  Notes payable to FHLB, maturing during fiscal year
    2002 with rates ranging from 2.39% to 6.99%            38,900        2,900
  Notes payable to FHLB, maturing during fiscal year
    2003 with rates ranging from 3.31% to 6.08%             8,400          400
  Notes payable to FHLB, maturing during fiscal year
    2004 with rates ranging from 3.62% to 3.94%             1,500           --
  Notes payable to FHLB, maturing during fiscal year
    2005 with a rate of 4.38%                                 500           --
  Notes payable to FHLB, maturing during fiscal year
    2008 with rates ranging from 4.35% to 5.10%             4,500        4,500
  Notes payable to FHLB, maturing during fiscal year
    2010 with a rate of 5.87%                                 500          500
  Notes payable to FHLB, maturing during fiscal year
    2011 with rates ranging from 4.33% to 4.80%             1,500           --
                                                          -------      -------

Total long-term borrowings                                $55,800      $44,700
                                                          =======      =======

At December 31, 2001, FHLB borrowings are collateralized by securities with a fair value of $17,717,000 and loans receivable with an outstanding balance of $64,570,000. At December 31, 2000, FHLB borrowings were collateralized by securities with a fair value of $21,769,000 and loans receivable with an outstanding balance of $82,199,000.

Securities sold under agreements to repurchase generally mature within one year.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. BORROWINGS (CONTINUED)

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                        2001         2000
                                                        ----         ----
                                                      (Dollars In Thousands)
Average daily balance during the year                  $5,516       $4,646
Average daily interest rate during the year              3.93%        5.51%
Maximum month-end balance during the year              $7,326       $8,164
Weighted average rate as of December 31                  2.72%        5.96%

Securities underlying the agreements at year-end:
  Carrying value                                       $3,776       $1,555
  Estimated fair value                                  3,776        1,555

NOTE 9. STOCK BASED COMPENSATION

The Corporation has an Incentive Stock Option Plan under which 66,000 shares of common stock are reserved for the grant of options to officers and key employees at a price not less than the fair market value of the stock on the date of the grant. The plan limits the options that may be granted to each employee to $100,000 (based on aggregate fair market value at the date of the grant) per calendar year, on a cumulative basis. Options must be exercised within ten years of the date of grant and can be regranted if forfeited.

A summary of stock option transactions follows:

                                        Weighted-           Weighted-
                                         Average             Average
                           Number     Exercise Price        Remaining
                         of Shares      Per Share        Contractual Life
                         ---------      ---------        ----------------
Total outstanding at
  December 31, 1999        71,565       $   25.56              6.42
Granted                        --
Exercised                  (3,300)          12.18
                          -------
Total outstanding at
  December 31, 2000        68,265           25.11              6.04
Granted                     4,000           28.00
Exercised                 (21,450)          18.50
                          -------
Total outstanding at
  December 31, 2001        50,815           29.60              7.15
                          =======

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2001.

                               Options Outstanding                      Options Exercisable
                               -------------------                      -------------------
                                     Weighted-
                                      Average          Weighted-                       Weighted-
                                     Remaining          Average                        Average
    Range of          Number      Contractual Life      Exercise       Number          Exercise
 Exercise Price     Outstanding     (In Years)           Price       Exercisable         Price
 --------------     -----------     ----------           -----       -----------         -----
$15.15                   3,640           2.9              $15.15           3,640        $15.15
$28.00 to $31.14        47,175           6.6               30.71          47,175         30.71
                        ------                                            ------
                        50,815                             29.60          50,815         29.60
                        ======                                            ======

A reconciliation of the numerators and the denominators of basic earnings per share and diluted earnings per share are:

                                                            Per Share
                                     Income       Shares      Amount
                                     ------       ------      ------
                                         (Amounts In Thousands
                                         Except Per Share Data)
2001
  Earnings per share - basic         $5,708       2,539      $   2.25
                                                             ========
  Effect of options                      --           9
                                     ------       -----
   Earnings per share - diluted      $5,708       2,548      $   2.24
                                     ======       =====      ========

2000
  Earnings per share - basic         $4,768       2,553      $   1.87
                                                             ========
  Effect of options                      --          17
                                     ------       -----
   Earnings per share - diluted      $4,768       2,570      $   1.86
                                     ======       =====      ========

1999
  Earnings per share - basic         $4,064       2,570      $   1.58
                                                             ========
  Effect of options                      --          47
                                     ------       -----
   Earnings per share - diluted      $4,064       2,617      $   1.55
                                     ======       =====      ========

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. INCOME TAXES

The provision for income taxes consists of the following:

                                        December 31,
                                        ------------
                              2001          2000          1999
                              ----          ----          ----
                                  (Dollars In Thousands)
Current                     $ 3,208       $ 3,199       $ 2,903
Deferred                       (475)         (932)         (774)
                            -------       -------       -------
                            $ 2,733       $ 2,267       $ 2,129
                            =======       =======       =======

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                           2001                    2000                    1999
                                           ----                    ----                    ----
                                                % of                     % of                    % of
                                                Pretax                  Pretax                  Pretax
                                    Amount      Income      Amount      Income      Amount      Income
                                    ------      ------      ------      ------      ------      ------
                                                           (Dollars In Thousands)
Computed "expected" tax
  expense                          $ 2,954        35.0%    $ 2,462        35.0%    $ 2,167        35.0%
Effect of graduated tax rates          (84)       (1.0)        (70)       (1.0)        (62)       (1.0)
Tax-exempt interest, net              (351)       (4.2)       (352)       (5.0)       (388)       (6.2)
State income taxes, net
  of federal benefit                   187         2.2         174         2.4         170         2.7
Other, net                              27         0.3          53         0.7         242         3.9
                                   -------        ----     -------        ----     -------        ----
                                   $ 2,733        32.3%    $ 2,267        32.1%    $ 2,129        34.4%
                                   =======        ====     =======        ====     =======        ====

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (CONTINUED)

The net deferred tax assets included with other assets in the accompanying consolidated balance sheets include the following amounts:

                                                             December 31,
                                                             ------------
                                                          2001          2000
                                                          ----          ----
                                                        (Dollars In Thousands)
Deferred tax assets:
  Allowance for loan losses                             $ 1,983       $ 1,695
  Unrealized loss on available-for-sale securities           --           174
  Net operating loss carryforwards                          937           773
  Deferred compensation                                     600           150
  Other assets                                              219           429
                                                        -------       -------
    Total deferred tax assets                             3,739         3,221
Valuation allowance                                        (937)         (952)
                                                        -------       -------
                                                          2,802         2,269
                                                        -------       -------
Deferred tax liabilities:
  Depreciation                                              169           112
  Unrealized gain on available-for-sale securities          176            --
  Other liabilities                                         200            25
                                                        -------       -------
    Total deferred tax liabilities                          545           137
                                                        -------       -------

    Net deferred tax asset                              $ 2,257       $ 2,132
                                                        =======       =======

Lincoln Community qualified under provisions of the Internal Revenue Code, which previously permitted it to deduct from taxable income an allowance for bad debts that differs from the provision for such losses charged to income for financial reporting purposes. At December 31, 2000, retained earnings included approximately $3,606,000 for which no provision for income taxes has been made. Income taxes of approximately $1,414,000 would be imposed if Lincoln Community were to use these retained earnings for any other purpose other than to absorb bad debt losses.


NOTE 11. PROFIT-SHARING PLAN

The Corporation has a 401(k) Profit Sharing Plan and Trust which covers substantially all employees with at least six months of service who have attained age twenty and one-half. Participating employees may annually contribute up to 12 percent of their pretax compensation. The Corporation's annual contribution consists of a discretionary matching percentage, limited to 1 percent of employee compensation, and an additional discretionary amount, which is determined annually by the Board of Directors. The Corporation's contributions for 2001, 2000 and 1999, were $288,000, $250,000 and $244,000, respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Corporation is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

Off-balance-sheet financial instruments whose contracts represent credit and/or interest rate risk at December 31, 2001 and 2000, are as follows:

                                                 December 31,
                                                 ------------
                                               2001        2000
                                               ----        ----
                                            (Dollars In Thousands)
Commitments to originate mortgage loans      $10,482      $23,789

Unused lines of credit:
  Commercial business                         45,860       46,265
  Home equity                                  5,607        4,571
  Credit cards                                 7,576        6,809

Standby letters of credit                      4,721        7,223

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Various subsidiary banks of the Corporation have entered into noncancelable leases for certain branch facilities. The following is a schedule of future minimum rental payments required under the noncancelable lease agreements (dollars in thousands):

Years Ending December 31,
                      ---
             2002          $  758
             2003             344
             2004             291
             2005             291
             2006             219
                           ------
                           $1,903
                           ======

NOTE 13. CONCENTRATION OF CREDIT RISK

The Corporation and the Banks do not engage in the use of interest rate swaps, futures or option contracts as of December 31, 2001.

Practically all of the Banks' loans, commitments, and standby letters of credit have been granted to customers in the Banks' market areas. Although the Banks have a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Banks. The concentration of credit by type of loan is set forth in Note 5. Investment securities issued by state and political subdivisions (see Note 4) also involve governmental entities within the Banks' market areas.


NOTE 14. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS

The Corporation (on a consolidated basis) and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Corporation and Banks meet all capital adequacy requirements to which they are subject.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS
         (CONTINUED)

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized all the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's or Banks' classification as of December 31, 2001.

The Corporation's and Banks' actual capital amounts and ratios as of December 31, 2001 and 2000 are presented in the following table.

                                                                                                          To Be Well Capitalized
                                                                                   For Capital           Under Prompt Corrective
                                                         Actual                 Adequacy Purposes            Action Provisions
                                                  Amount         Ratio        Amount          Ratio        Amount          Ratio
                                                  ------         -----        ------          -----        ------          -----
                                                                               (Dollars In Thousands)
AS OF DECEMBER 31, 2001
Total capital (to risk-weighted assets):
    Consolidated                                $ 58,055         11.53%      $ 40,266          8.00%      $ 50,333         10.00%
    Lincoln State Bank                            23,074         11.91         15,503          8.00         19,378         10.00
    Lincoln Community Bank                         6,975         10.03          5,564          8.00          6,955         10.00
    Franklin State Bank                           10,469         12.09          6,926          8.00          8,657         10.00
    Grafton State Bank                            12,284         12.34          7,962          8.00          9,953         10.00
    Community Bank Oconto County                   6,794         13.21          4,113          8.00          5,142         10.00

Tier 1 capital (to risk-weighted assets):
    Consolidated                                $ 52,492         10.43%      $ 20,133          4.00%      $ 30,200          6.00%
    Lincoln State Bank                            20,651         10.66          7,751          4.00         11,627          6.00
    Lincoln Community Bank                         6,206          8.92          2,782          4.00          4,173          6.00
    Franklin State Bank                            9,636         11.13          3,463          4.00          5,194          6.00
    Grafton State Bank                            11,332         11.39          3,981          4.00          5,972          6.00
    Community Bank Oconto County                   6,298         12.25          2,057          4.00          3,085          6.00

Tier 1 capital (to average assets):
  Consolidated                                  $ 52,492          8.72%      $ 24,081          4.00%      $ 30,101          5.00%
  Lincoln State Bank                              20,651          9.82          8,414          4.00         10,518          5.00
  Lincoln Community Bank                           6,206          8.11          3,061          4.00          3,827          5.00
  Franklin State Bank                              9,636          8.72          4,422          4.00          5,528          5.00
  Grafton State Bank                              11,332          8.23          5,505          4.00          6,882          5.00
  Community Bank Oconto County                     6,298          9.74          2,588          4.00          3,234          5.00

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS
         (CONTINUED)

                                                                                                          To Be Well Capitalized
                                                                                   For Capital           Under Prompt Corrective
                                                         Actual                 Adequacy Purposes            Action Provisions
                                                  Amount         Ratio        Amount          Ratio        Amount          Ratio
                                                  ------         -----        ------          -----        ------          -----
                                                                               (Dollars In Thousands)
AS OF DECEMBER 31, 2000
Total capital (to risk-weighted assets):
    Consolidated                                $ 53,700         11.19%      $ 38,405          8.00%      $ 48,007         10.00%
    Lincoln State Bank                            20,978         10.55         15,907          8.00         19,884         10.00
    Lincoln Community Bank                        10,023         11.24          7,136          8.00          8,920         10.00
    Franklin State Bank                            6,386         10.18          5,018          8.00          6,273         10.00
    Grafton State Bank                            10,984         11.93          7,367          8.00          9,208         10.00
    Community Bank Oconto County                   6,205         15.47          3,210          8.00          4,012         10.00

Tier 1 capital (to risk-weighted assets):
    Consolidated                                $ 48,690         10.14%      $ 19,203          4.00%      $ 28,804          6.00%
    Lincoln State Bank                            18,882          9.50          7,953          4.00         11,930          6.00
    Lincoln Community Bank                         9,161         10.27          3,568          4.00          5,352          6.00
    Franklin State Bank                            5,700          9.09          2,509          4.00          3,764          6.00
    Grafton State Bank                            10,119         10.99          3,683          4.00          5,525          6.00
    Community Bank Oconto County                   5,704         14.22          1,605          4.00          2,407          6.00

Tier 1 capital (to average assets):
  Consolidated                                  $ 48,690          8.25%      $ 23,602          4.00%      $ 29,502          5.00%
  Lincoln State Bank                              18,882          8.63          8,751          4.00         10,939          5.00
  Lincoln Community Bank                           9,161          8.15          4,497          4.00          5,622          5.00
  Franklin State Bank                              5,700          8.32          2,742          4.00          3,427          5.00
  Grafton State Bank                              10,119          7.98          5,069          4.00          6,337          5.00
  Community Bank Oconto County                     5,704          9.46          2,413          4.00          3,016          5.00

Dividends are paid by the Corporation from funds which are mainly provided by dividends from the Banks. However, certain restrictions exist regarding the ability of the Banks to transfer funds to the Corporation in the form of cash dividends, loans or advances. Approval of the regulatory authorities is required to pay dividends in excess of certain levels of the Banks' retained earnings.

As of December 31, 2001, the subsidiary banks collectively had equity of $54,559,000 of which $7,839,000 was available for distribution to the Corporation as dividends without prior regulatory approval.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15. FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than a forced liquidation. Fair value is best-determined base upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

         Cash and due from banks: The carrying amounts of cash and due from banks equal their fair values.

         Federal funds sold: The carrying amounts of federal funds sold equal their fair values.

         Interest bearing deposits in banks: The carrying amounts of interest bearing deposits in banks equal their fair values.

         Available-for-sale securities: Fair values for securities are based on quoted market prices.

         Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan.

         Federal Home Loan Bank stock: FHLB stock is carried at cost which is its redeemable value since the market for this stock is restricted.

         Deposits: The fair values disclosed for demand deposits (interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates within the market place.

         Short-term borrowings: The carrying amounts of short-term borrowings approximate their fair values.

         Other borrowings: The fair values of other borrowings are estimated using discounted cash flow analysis based on current interest rates being offered on instruments with similar terms and credit quality.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

         Off-balance-sheet instruments: The estimated fair value of fee income on letters of credit at December 31, 2001 and 2000 is insignificant. Loan commitments on which the committed interest rate is less that the current market rate are also insignificant at December 31, 2001 and 2000.

         Accrued interest receivable and payable: The carrying amounts of accrued interest receivable and payable equal their fair values.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                 2001                        2000
                                                 ----                        ----
                                        Carrying     Estimated      Carrying     Estimated
                                         Amount      Fair Value      Amount      Fair Value
                                         ------      ----------      ------      ----------
                                                      (Dollars in Thousands)
Financial assets:
Cash and due from banks                 $ 26,013      $ 26,013      $ 20,586      $ 20,586
Interest bearing deposits in banks         4,912         4,912           996           996
Federal funds sold                         6,543         6,543         1,551         1,551
Available-for-sale securities             66,143        66,143        78,847        78,847
Loans, net                               477,332       487,578       473,161       471,836
Accrued interest receivable                2,950         2,950         3,695         3,695
Federal Home Loan Bank stock               3,574         3,574         3,171         3,171

Financial liabilities:
Deposits                                 477,785       478,581       458,051       458,592
Short-term borrowings                     17,046        17,046        43,928        43,928
Long-term borrowings                      55,800        55,770        44,700        44,700
Accrued interest payable                   1,028         1,028         1,159         1,159

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16. PARENT COMPANY ONLY FINANCIAL INFORMATION

                                 BALANCE SHEETS
                              (PARENT COMPANY ONLY)

                                                         December 31,
                                                         ------------
                                                      2001           2000
                                                      ----           ----
                                                    (Dollars In Thousands)
ASSETS
Cash and cash equivalents                           $     15       $    346
Loans receivable                                          --            311
Investment in subsidiaries                            55,387         50,260
Premises and equipment                                   479            352
Other assets                                           1,545            955
                                                    --------       --------

    TOTAL ASSETS                                    $ 57,426       $ 52,224
                                                    ========       ========

LIABILITIES
Short-term borrowings                               $  3,802       $  2,712
Other liabilities                                        695            997
                                                    --------       --------
    Total liabilities                                  4,497          3,709
                                                    --------       --------

STOCKHOLDERS' EQUITY
Common stock                                           2,588          2,588
Additional paid-in capital                            14,955         15,452
Retained earnings                                     36,894         32,988
Accumulated other comprehensive income (loss)            330           (304)
Treasury stock                                        (1,838)        (2,209)
                                                    --------       --------
    Total stockholders' equity                        52,929         48,515
                                                    --------       --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 57,426       $ 52,224
                                                    ========       ========

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16. PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                              STATEMENTS OF INCOME
                              (PARENT COMPANY ONLY)

                                                                Years Ended December 31,
                                                                ------------------------
                                                             2001         2000          1999
                                                             ----         ----          ----
                                                                (Dollars In Thousands)
Income:
  Interest on loans, including fees                        $    11      $    28       $    30
  Dividends from subsidiaries                                3,307        2,241         1,708
  Other                                                      2,210        1,939         1,733
                                                           -------      -------       -------
                                                             5,528        4,208         3,471
                                                           -------      -------       -------
Expenses:
  Salaries and employee benefits                             2,990        2,696         2,004
  Occupancy                                                  1,146          771           564
  Interest                                                     198          220            64
  Other                                                      1,073          881         1,089
                                                           -------      -------       -------
                                                             5,407        4,568         3,721
                                                           -------      -------       -------
Income (loss) before income tax benefit and equity
  in undistributed net income of subsidiaries                  121         (360)         (250)

Income tax benefit                                           1,094          831           534
                                                           -------      -------       -------
Income before equity in undistributed net income
  of subsidiaries                                            1,215          471           284

Equity in undistributed net income of subsidiaries           4,493        4,297         3,780
                                                           -------      -------       -------

   NET INCOME                                              $ 5,708      $ 4,768       $ 4,064
                                                           =======      =======       =======

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16. PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                            STATEMENTS OF CASH FLOWS
                              (PARENT COMPANY ONLY)

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                                 2001          2000          1999
                                                                 ----          ----          ----
                                                                     (Dollars In Thousands)
Cash Flows From Operating Activities
  Net income                                                  $ 5,708       $ 4,768       $ 4,064
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Equity in undistributed net income of subsidiaries       (4,493)       (4,297)       (3,780)
      Depreciation                                                 77            94           143
      Gain on sale of premises and equipment                     (178)         (153)           --
      Other                                                      (714)       (1,715)          914
                                                              -------       -------       -------
        NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                              400        (1,303)        1,341
                                                              -------       -------       -------

Cash Flows From Investing Activities
  Net change in loans                                             311            95          (406)
  Proceeds from sales of premises                                  --         1,610         1,349
  Purchases of equipment                                         (204)         (292)          (50)
                                                              -------       -------       -------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                 107         1,413           893
                                                              -------       -------       -------

Cash Flows From Financing Activities
  Net increase (decrease) in notes payable                      1,090         2,712          (260)
  Dividends paid                                               (1,802)       (1,599)       (1,432)
  Purchase of treasury stock                                     (795)       (1,715)         (181)
  Proceeds from the sale of treasury stock                      1,166           125           131
  Proceeds from issuance of common stock                         (497)          (23)          214
                                                              -------       -------       -------
        NET CASH USED IN FINANCING ACTIVITIES                    (838)         (500)       (1,528)
                                                              -------       -------       -------

        INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                            (331)         (390)          706

Cash and cash equivalents at beginning of year                    346           736            30
                                                              -------       -------       -------

Cash and cash equivalents at end of year                      $    15       $   346       $   736
                                                              =======       =======       =======