Form 10-Q
period 2002-03-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2002-05-14
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
                               --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                                ---------------  --------------------
Commission file Number  0-21292
                        -------

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Wisconsin                                   39-1413328i
------------------------------------    ----------------------------------------
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

Yes    X      No       .
     ------       ------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, par value $1.00 per share                2,485,607 Shares
-----------------------------------------------   ------------------------------
                         Class                      Outstanding at May 1, 2002

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                               PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Statements of Financial Condition as of March 31,
         2002 and December 31, 2001                                                                   3

         Unaudited Consolidated Statements of Income for the Three Months ended
         March 31, 2002 and 2001                                                                      4

         Unaudited Consolidated Statements of Cash Flows for the Three Months ended
         March 31, 2002 and 2001                                                                      5

         Notes to Unaudited Consolidated Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                                            8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                   15

PART II. OTHER INFORMATION

Items 1-6                                                                                            15

Signatures                                                                                           16

                                       2

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              MARCH 31,              DECEMBER 31,
                                                                                 2002                    2001
                                                                         ---------------------    --------------------
                                                                                    (Dollars In Thousands)

ASSETS
Cash and due from banks                                                  $             16,476     $            26,013
Interest bearing deposits in banks                                                     13,902                   4,912
Federal funds sold                                                                      6,090                   6,543
                                                                         ---------------------    --------------------
      Cash and cash equivalents                                                        36,468                  37,468

Available-for-sale securities                                                          67,552                  66,143
Loans, less allowance for loan losses  of $5,667 and $5,563
  in 2002 and 2001, respectively                                                      482,669                 477,332
Accrued interest receivable                                                             2,999                   2,950
Federal Home Loan Bank stock                                                            3,626                   3,574
Premises and equipment                                                                 10,318                  10,278
Other assets                                                                           10,180                  10,275
                                                                         ---------------------    --------------------
      Total assets                                                       $            613,812     $           608,020
                                                                         =====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                                 $             63,796     $            79,171
    Interest bearing                                                                  409,493                 398,614
                                                                         ---------------------    --------------------
      Total deposits                                                                  473,289                 477,785
  Short-term borrowings                                                                28,658                  17,046
  Long-term borrowings                                                                 54,300                  55,800
  Accrued interest payable                                                                936                   1,028
  Other liabilities                                                                     3,987                   3,432
                                                                         ---------------------    --------------------
      Total liabilities                                                               561,170                 555,091

Stockholders' equity
  Common stock $1.00 par value; 6,000,000 shares authorized;
    shares issued: 2,587,509; shares outstanding:
    2,487,113-2002; 2,523,845-2001                                                      2,588                   2,588
  Additional paid-in capital                                                           14,952                  14,955
  Retained earnings                                                                    37,699                  36,894
  Accumulated other comprehensive income                                                  248                     330
  Treasury stock, at cost (100,396 shares-2002;
    63,664 shares-2001)                                                               (2,845)                 (1,838)
                                                                         ---------------------    --------------------
Total stockholders' equity                                                             52,642                  52,929
                                                                         ---------------------    --------------------
Total liabilities and stockholders' equity                               $            613,812     $           608,020
                                                                         =====================    ====================




See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                                          THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                              MARCH 31,                MARCH 31,
                                                                                 2002                    2001
                                                                         ---------------------    --------------------
                                                                           (In Thousands, Except Per Share Amounts)

Interest income:
  Interest and fees on loans                                              $             8,604     $             9,963
  Interest and dividends on securities:
    Taxable                                                                               200                     433
    Tax-exempt                                                                            237                     265
  Interest on mortgage-backed securities                                                  456                     537
  Interest on interest bearing deposits in banks and federal funds sold                    85                      98
                                                                         ---------------------    --------------------
      Total interest income                                                             9,582                  11,296

Interest expense:
  Interest on deposits                                                                  2,615                   4,443
  Interest on short-term borrowings                                                       159                     732
  Interest on long-term borrowings                                                        610                     761
                                                                         ---------------------    --------------------
      Total interest expense                                                            3,384                   5,936

      Net interest income                                                               6,198                   5,360
Provision for loan losses                                                                 280                     254
                                                                         ---------------------    --------------------
      Net interest income after provision for loan losses                               5,918                   5,106

Noninterest income:
  Service charges on deposit accounts                                                     339                     287
  Service charges on loans                                                                211                     127
  Securities gains, net                                                                     0                       2
  Gain on sale of loans, net                                                               57                      41
  Net gain on sale of premises                                                             89                     156
  Other                                                                                   483                     410
                                                                         ---------------------    --------------------
      Total noninterest income:                                                         1,179                   1,023

Noninterest expenses:
  Salaries and employee benefits                                                        3,237                   2,575
  Premises and equipment                                                                  819                     819
  Data processing fees                                                                    263                     228
  Marketing and business development                                                      214                     158
  Federal deposit insurance premiums                                                       26                      24
  Other                                                                                   729                     726
                                                                         ---------------------    --------------------
      Total noninterest expenses:                                                       5,288                   4,530

      Income before income taxes                                                        1,809                   1,599
Income taxes                                                                              581                     473
                                                                         ---------------------    --------------------
      Net income                                                         $              1,228     $             1,126
                                                                         =====================    ====================

Basic earnings per share                                                 $               0.49     $              0.44
                                                                         =====================    ====================


Diluted earnings per share                                               $               0.49     $              0.44
                                                                         =====================    ====================

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                        2002                2001
                                                                                  -----------------   -----------------
                                                                                             (In Thousands)

Cash Flows From Operating Activities
  Net income                                                                                $1,228              $1,126
  Adjustments to reconcile net income to cash
    provided by operating activities:
       Provision for loan losses                                                               280                 254
       Depreciation                                                                            232                 213
       Amortization and accretion of premiums and discounts, net                                22                   6
       Security gains, net                                                                       0                 (2)
       Loans originated for sale                                                          (15,879)             (9,507)
       Proceeds from sales of loans                                                         17,711               9,351
       Gain on sale of loans, net                                                             (57)                (19)
       Gain on sale of premises and equipment, net                                            (89)               (156)
       Decrease (increase) in accrued interest receivable                                     (49)                 191
       Increase (decrease) in accrued interest payable                                        (92)                  53
       Other                                                                                   779               (905)
                                                                                  -----------------   -----------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                          4,086                 605

Cash Flows From Investing Activities
  Purchase of available-for-sale securities                                                (7,861)            (13,866)
  Proceeds from sales of available-for-sale securities                                           0                 400
  Proceeds from redemptions and maturities of available-for-sale securities                  6,308              18,521
  Net increase in loans                                                                    (7,392)               (786)
  Purchase of premises and equipment                                                         (272)               (565)
  Purchase of Federal Home Loan Bank stock                                                    (52)               (236)
                                                                                  -----------------   -----------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (9,269)               3,468

Cash Flows From Financing Activities
  Net increase (decrease) in deposits                                                      (4,496)               3,630
  Net increase (decrease) in short-term borrowings                                          11,612             (2,430)
  Dividends paid                                                                             (423)               (381)
  Proceeds from long-term borrowings                                                             0               1,000
  Repayment of long-term borrowings                                                        (1,500)               (500)
  Purchase of treasury stock                                                               (1,024)                   0
  Proceeds from sale of treasury stock                                                          14                 395
                                                                                  -----------------   -----------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                          4,183               1,714

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,000)               5,787
Cash and cash equivalents at beginning of period                                            37,468              23,196
                                                                                  -----------------   -----------------
Cash and cash equivalents at end of period                                        $         36,468    $         28,983
                                                                                  =================   =================

Supplemental Cash Flow Information and Noncash Transactions:
  Interest paid                                                                   $          3,478    $          5,915
  Income taxes paid                                                                             61                 417

Supplemental Schedules of Noncash Investing Activities,
  change in accumulated other comprehensive income, unrealized
  gains (losses) on available-for-sale securities, net                           ($            82)    $            660


See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2002

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank of Oconto County (collectively, the Banks), Merchants Merger Corp., CBG Financial Services, Inc. and CBG Services, Inc. CBG Financial Services was formed in January 2002 to provide non-insured investment and insurance products to the bank's customers. In March 2002 Lincoln Community Bank and Lincoln State Bank merged, with Lincoln State Bank remaining as the surviving entity. In 2002 M&M Services changed its name to CBG Services. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. and CBG Mortgage, Inc. CBG Mortgage was formed in January 2002 to act as the Corporation's mortgage broker. Community Bank of Oconto County also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2001.

NOTE B -- EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:


                                                                   Three Months Ended
                                                                       March 31,
Basic                                                          2002                2001
------------------------------------------------------------------------------------------------
                                                          (In Thousands, except per share data)

Net income                                                   $1,228               $1,126
Weighted average shares outstanding                           2,504                2,540
Basic earnings per share                                     $ 0.49               $ 0.44
                                                             ===========================


Diluted:
-----------------------------------------------------------------------------------------------
                                                         (In Thousands, except per share data)
Net income                                                   $1,228               $1,126
Weighted average shares outstanding                           2,504                2,540
Effect of dilutive stock options outstanding                      0                    9
                                                             ---------------------------
Diluted weighted average shares outstanding                   2,504                2,550
Diluted earnings per share                                   $ 0.49               $ 0.44
                                                             ===========================


NOTE C -- COMPREHENSIVE INCOME

The following table presents our comprehensive income.


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 2002                    2001
                                                                           ---------------------------------------
                                                                                       (In Thousands)

               Net income                                                           $ 1,228                $ 1,126
               Other comprehensive income
                 Net change in unrealized securities
                    gains (losses), net of tax                                         (82)                    660
                                                                           ---------------------------------------
               Total comprehensive income                                           $ 1,146                $ 1,786
                                                                           =======================================


NOTE D -- LOANS RECEIVABLE

Loans are comprised of the following categories:


                                                                             March 31,        December 31, 2001
                                                                               2002                  2001
                                                                           -------------------------------------
                                                                                     (In Thousands)
                 First Mortgage:
                   Conventional single-family residential                          $ 75,312             $ 78,377
                   Commercial and multifamily residential                           187,886              180,102
                   Construction                                                      34,310               34,744
                   Farmland                                                           7,762                7,312
                                                                           -------------------------------------
                                                                                    305,270              300,535

                 Commercial business loans                                          146,005              140,671
                 Consumer and installment loans                                      28,645               32,401
                 Lease financing                                                      1,061                1,170
                 Home equity loans                                                    6,518                6,140
                 Other                                                                  837                1,978
                                                                           -------------------------------------
                 Total loans                                                        183,066              182,360


                 Less allowance for loan losses                                       5,667                5,563
                                                                           -------------------------------------
                 Loans, net                                                        $482,669             $477,332
                                                                           =====================================


The following table presents changes in the allowance for loan losses:


                                                 Three Months
                                                    Ended              Year Ended
                                                   March 31,          December 31,
                                                    2002                  2001
                                              ----------------------------------------
                                                          (In Thousands)

Balance at January 1                                 $5,563              $5,010
     Provisions                                         280               1,125
     Charge-offs                                       (221)               (595)
     Recoveries                                          45                  23
                                              ----------------------------------------
                                                     $5,667              $5,563
                                              ========================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

TOTAL ASSETS

At March 31, 2002 our consolidated total assets were $613.8 million as compared to $608.0 million at December 31, 2001. Growth in short-term investments and loans caused the increase.

INVESTMENT SECURITIES

Investment securities available-for-sale increased $1.5 million, or 2.3%, from $66.1 million at December 31, 2001, to $67.6 million at March 31, 2002. Purchases of investment securities offset the amounts repaid or maturing during the period.

LOANS RECEIVABLE

Loans receivable, net of allowance for loan losses increased $5.4 million from $477.3 million at December 31, 2001 compared to $482.7 million at March 31, 2002. The growth in loans can be attributed to the growth in commercial real estate and commercial business loans that were offset by the decrease in single family residential loans. In a low interest rate environment, consumers tend to refinance the one and three year adjustable rate mortgages that the banks maintain in their own loan portfolios with lower rate 15 and 30 year mortgages that are sold on the secondary market. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At March 31, 2002 we designated $561,000 of loans as held for sale.

TOTAL DEPOSITS AND BORROWINGS

Total deposits decreased $4.5 million, or 0.9%, from $477.8 million on December 31, 2001 to $473.3 million on March 31, 2002. The decline in deposits can be attributed to a seasonal decline in demand deposits. The Corporation supplemented the deposit decline by increasing the amount of short-term borrowings. Short-term borrowings increased by $11.7 million, or 68.8% from $17.0 million on December 31, 2001 to $28.7 million on March 31, 2002. Short-term borrowings consist of federal funds borrowed from correspondent banks and repurchase agreements. Long-term debt decreased by $1.5 million, or 2.7%, from $55.8 million on December 31, 2001 to $54.3 million on March 31, 2002. Long-term debt consists of Federal Home Loan Bank advances with maturities greater than one-year.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2002 was $52.6 million compared to $52.9 million at December 31, 2001, a decrease of $287,000. The change in stockholders' equity consists of net income of $1.2 million, less payments of dividends to shareholders of $423,000, the net cost from the purchase of treasury stock of $1.0 million and a $82,000 net decrease in accumulated other comprehensive income. We and our banks continue to exceed our regulatory capital requirements.

In December 1990, the Federal Reserve Board's risk-based guidelines became effective. Under these guidelines capital is measured against our subsidiary bank's risk-weighted assets. Our tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 10.2% at March 31, 2002, well above the 4.0% minimum required. Total capital to risk-adjusted assets was 11.3%, also well above the 8.0% minimum requirement. The leverage ratio was at 8.6% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be "well capitalized."

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

Nonperforming assets are summarized, for the dates indicated, as follows:


                                                                   March 31,           December 31,
                                                                      2002                 2001
                                                               -------------------     ------------
                                                                         (dollars in thousands)

         Non-accrual loans:
             Mortgage loans
               One-to-four family                                  $   534                 $   723
               Commercial real estate                                2,315                   2,717
                                                               -----------             -----------
                 Total mortgage loans                                2,849                   3,440

             Commercial business                                       670                     558
             Consumer and other                                        353                     431
                                                               -----------             -----------
                 Total non-accrual loans                             3,872                   4,429

         Other real estate owned                                       139                     139
                                                               -----------             -----------
                 Total nonperforming assets                        $ 4,011                 $ 4,568
                                                               ===========             ===========

         RATIOS:
         Non-accrual loans to total loans                            0.79%                   0.92%
         Nonperforming assets to total assets                         0.65                    0.75
         Loan loss allowance to non-accrual loans                   146.36                  125.60
         Loan loss allowance to total loans                           1.16                    1.15


Nonperforming assets decreased by $557,000 from $4.6 million at December 31, 2001 to $4.0 million at March 31, 2002, a decrease of 12.1%. Payments received on past due loans lead to the decline. Management believes that losses will be minimal on the remaining balances, due to the collateral position in each situation.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002

NET INTEREST INCOME

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income for the three months ended March 31, 2002 was $6.2 million, an increase of 14.8% from the $5.4 million reported for the same period in 2001. An improved net interest margin was the primary reason for the improvement in the quarter net interest income. The reduction in market interest rates during the quarter caused the average rate paid on deposits and borrowings to decrease from 4.38% for the three months ended March 31, 2001 to 2.48% for the three month period ending March 31, 2002.

The following table sets forth the weighted average yield earned on the Corporation's consolidated loan and investment portfolios, the weighted average interest paid on deposits and borrowings, the net spread between yield earned and rates paid and the net interest margin during the three months ended March 31, 2002 and 2001.


                                                     DURING THE
                                                 THREE MONTHS ENDED
                                                       MARCH 31,

                                                   2002        2001
                                              ------------------------

Weighted average yield on
   interest-earning assets                           6.77%       8.04%

Weighted average rate paid on
   deposit accounts and borrowings                   2.48        4.38
                                              ------------------------

Net interest spread                                  4.30%       3.66%
                                              ========================

Net interest margin (net interest
   income divided by average
   earning assets)                                   4.38%       3.81%
                                              ========================

PROVISION FOR LOAN LOSSES

For the three months ended March 31, 2002, the provision for loan losses was $280,000 compared to $254,000 for the same period in 2001. The increased provision was made to support the growth in the loan portfolio that began in 1999 as well as the increase in nonperforming assets in 2001 and 2002. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

NON-INTEREST INCOME

Non-interest income for the three months ended March 30, 2002 was $1.2 million compared to $1.0 million for the three months ended March 31, 2001, an increase of $156,000, or 15.6%. The increase was due to the increased service charges collected on deposit accounts and loan refinancing fees collected.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2002 was $5.3 million compared to $4.5 million for the three months ended March 31, 2001, an increase of $758,000, or 16.8%. Salaries and employee benefits increased $662,000 or 25.5% from $2.6 million for the three-month period ended March 31, 2001 to $3.2 million for the 2002 three-month period. Employee bonus payments, higher benefit costs and additions of new personnel accounted for the change. The increased employee bonus payments can be attributed to higher than anticipated 2001 earnings of which the bonus payment is based upon. Data processing fees increased $35,000 or 15.4% from $228,000 for the three months ended March 31, 2001 to $263,000 for the 2002 three-month period. A contractual adjustment to our data processing agreement caused the change. Marketing and business development expenses increased $56,000 or 35.4% from $158,000 for the three months ended March 31, 2001 to $214,000 for the 2002 three-month period. The introduction of our Link Financial Services products caused the increase.

INCOME TAXES

Income before taxes for the three-month period ended March 31, 2002 was $1.8 million compared to $1.6 million for the three months ended March 31, 2001, an increase of $210,000, or 13.1%. The income tax expense for the three months ended March 31, 2002 increased $108,000 over the same period in 2001. The effective tax rate for the three months ended March 31, 2002 was 32.1% compared to 29.6% for the three months ended March 31, 2001.

NET INCOME

On an after tax basis, for the three month period ended March 31, 2002, we reported net income of $1.2 million compared to $1.1 million for the same period in 2001 an increase of 9.1%.

LIQUIDITY

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. We had liquid assets of $36.5 million and $37.5 million at March 31, 2002 and December 31, 2001, respectively.

Our liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $4.1 million. Net cash used in investing activities was $9.3 million. Net cash provided by financing activities was $4.2 million.

For the quarter ended March 31, 2001, net cash provided by operating activities was $605,000. Net cash provided by investing activities was $3.5 million. Net cash from provided by financing activities was $1.7 million.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of March 31, 2002. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.



                                                            AMOUNTS MATURING OR REPRICING AS OF MARCH 31, 2002
                                                ---------------------------------------------------------------------------
                                                    WITHIN     SIX TO TWELVE   ONE TO FIVE        OVER
                                                  SIX MONTHS       MONTHS         YEARS        FIVE YEARS       TOTAL
                                                --------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)

   Interest-earning assets:
   Fixed-rate mortgage loans                          $ 29,623       $ 25,873       $138,999        $20,553      $215,048
   Adjustable-rate mortgage loans                       41,754          7,903         21,173            190        71,020
                                                --------------------------------------------------------------------------
         Total mortgage loans                           71,377         33,776        160,172         20,743       286,068
   Commercial business loans                            71,353         15,020         71,148          5,627       163,148
   Consumer loans                                        6,255          3,638         18,493          1,718        30,104
   Home equity loans                                     5,696             57            765              0         6,518
   Tax-exempt loans                                        108            315            438            576         1,437
   Lease financing                                           2            281            778              0         1,061
   Mortgage-related securities                           8,241          8,239            114         17,995        34,589
   Fixed rate investment securities and other              626          1,357         14,387         13,279        29,649
   Variable rate investment securities
      and other                                         23,270          3,612             25             25        26,932
                                                --------------------------------------------------------------------------
         Total interest-earning assets                $186,928       $ 66,295       $266,320        $59,963      $579,506
                                                ==========================================================================

   Interest-bearing liabilities:
   Deposits
     Time deposits                                    $124,220       $ 57,625       $ 24,956        $   598      $207,399
     NOW accounts                                        2,205          2,205         22,052         10,291        36,753
     Savings accounts                                    4,529          4,757         45,291         21,135        75,712
     Money market accounts                              29,923          3,811         38,110         17,785        89,629
     Borrowings                                         35,438         16,620         24,400          6,500        82,958
                                                --------------------------------------------------------------------------
         Total interest-bearing liabilities           $196,315       $ 85,018       $154,809        $56,309      $492,451
                                                ==========================================================================
   Interest-earning assets less
     interest-bearing Liabilities                    ($  9,387)     ($ 18,723)      $111,511        $ 3,654      $ 87,055
                                                ==========================================================================
   Cumulative interest rate sensitivity gap           ($ 9,387)      ($28,110)      $ 83,401        $87,055
                                                ============================================================
   Cumulative interest rate sensitivity gap as
   a Percentage of total assets                         ( 1.53%)        (4.58%)        13.59%         14.18%
                                                ============================================================


At March 31, 2002, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a negative 1.53% for six months and a negative 4.58% for one-year maturities. Therefore, the Corporation is negatively gapped at one year and may benefit from falling interest rates.

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

CURRENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement No. 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Corporation, the provisions of Statement No. 142 became effective January 1, 2002. Implementation of the Statement did not have a material impact on the Corporation's financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement No. 143, Accounting for Asset Retirement Obligations, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 144 supersedes FASB Statement No. 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Corporation, the provisions of Statement No. 143 are effective January 1, 2003. Implementation of Statement No. 143 is not expected to have a material impact on the Corporation's financial statements. The provisions of Statement No. 144 became effective January 1, 2002 and did not have a material impact on the Corporation's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation has not experienced any material changes to its market risk position since December 31, 2001, from that disclosed in the Corporation's 2001 Form 10-K Annual Report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As of March 31, 2001 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2   Changes in Securities -- NONE

Item 3   Defaults upon Senior Securities -- NONE

Item 4   Submission of Matters to Vote of Security Holders -- NONE

Item 5   Other Information -- NONE

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



                                                            MERCHANTS AND MANUFACTURERS
                                                               BANCORPORATION, INC.
                                                          ------------------------------------
                                                                  (Registrant)




Date       May 13, 2002                                   /s/ James F. Bomberg
      -------------------------                           -----------------------------------
                                                          James F. Bomberg
                                                          President & Chief Executive Officer


Date       May 13, 2002                                   /s/ James C. Mroczkowski
      ------------------------                            -----------------------------------
                                                          James C. Mroczkowski
                                                          Executive Vice President & Chief
                                                               Financial Officer
                                                          Principal Financial Officer
