Form 10-Q
period 2002-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2002-08-14
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____________ to ______________


Commission file Number  0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                     39-1413328
--------------------------------                   -----------------------------
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

Yes  [X]     No  [ ].

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $1.00 per share                2,485,433 Shares
---------------------------------------          -------------------------------
               Class                             Outstanding at August 1, 2002

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                          PAGE NUMBER
                                                                                          -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Statements of Financial Condition as of June 30,
        2002, December 31, 2001, and June 30, 2001                                             3

        Unaudited Consolidated Statements of Income for the Three Months and the
        Six Months ended June 30, 2002 and 2001                                                4

        Unaudited Consolidated Statements of Cash Flows for the Six Months ended
        June 30, 2002 and 2001                                                                 5

        Notes to Unaudited Consolidated Financial Statements                                   6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                             9

Item 3. Quantitative and Qualitative Disclosure About Market Risk                             20

PART II. OTHER INFORMATION

Items 1-6                                                                                     21

Signatures                                                                                    24


PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      JUNE 30,       DECEMBER 31,       JUNE 30,
                                                                                       2002              2001             2001
                                                                                     ---------       ------------       ---------
                                                                                               (Dollars In Thousands)
ASSETS
Cash and due from banks                                                              $  17,508        $  26,013        $  18,197
Interest bearing deposits in banks                                                      13,008            4,912           10,033
Federal funds sold                                                                       9,399            6,543           10,669
                                                                                     ---------        ---------        ---------
      Cash and cash equivalents                                                         39,915           37,468           38,899

Available-for-sale securities                                                           68,531           66,143           66,574
Loans (net of allowance for loan losses of $5,927 at June 30, 2002,
  $5,563 at December 31, 2001 and $5,350 at June 30, 2001)                             491,893          477,332          469,211
Accrued interest receivable                                                              2,794            2,950            3,396
Federal Home Loan Bank stock                                                             3,690            3,574            3,464
Premises and equipment                                                                  10,470           10,278            9,864
Other assets                                                                            11,530           10,275            9,707
                                                                                     ---------        ---------        ---------
      Total assets                                                                   $ 628,824        $ 608,020        $ 601,115
                                                                                     =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                                             $  70,139        $  79,171        $  67,853
    Interest bearing                                                                   421,426          398,614          405,756
                                                                                     ---------        ---------        ---------
      Total deposits                                                                   491,565          477,785          473,609
  Short-term borrowings                                                                 22,431           17,046           16,791
  Long-term borrowings                                                                  54,300           55,800           53,700
  Accrued interest payable                                                                 861            1,028            1,443
  Other liabilities                                                                      5,435            3,432            4,322
                                                                                     ---------        ---------        ---------
      Total liabilities                                                                574,592          555,091          549,865

Stockholders' equity
  Common stock ($1.00 par value; 6,000,000 shares authorized; 2,587,509 shares issued; shares outstanding: 2,485,433 at June 30, 2002, 2,523,845 at
    December 31, 2001 and 2,544,386 at June 30, 2001)                                    2,588            2,588            2,588
  Additional paid-in capital                                                            14,952           14,955           15,013
  Retained earnings                                                                     38,950           36,894           34,636
  Accumulated other comprehensive income                                                   635              330              344
  Treasury stock, at cost (102,076 shares at June 30, 2002,
    63,664 shares at December 31, 2001 and 43,123 shares
    at June 30, 2001)                                                                   (2,893)          (1,838)          (1,331)
                                                                                     ---------        ---------        ---------
Total stockholders' equity                                                              54,232           52,929           51,250
                                                                                     ---------        ---------        ---------
       Total liabilities and stockholders' equity                                    $ 628,824        $ 608,020        $ 601,115
                                                                                     =========        =========        =========

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                    ------------------------          ------------------------
                                                     2002             2001             2002             2001
                                                    -------          -------          -------          -------
                                                              (In Thousands, except per share data)
Interest income:
  Interest and fees on loans                        $ 8,656          $ 9,791          $17,260          $19,754
  Interest and dividends on securities:
    Taxable                                             136              388              336              742
    Tax-exempt                                          224              227              461              492
  Interest on mortgage-backed securities                487              425              943            1,041
  Interest on interest bearing deposits in
    banks and federal funds sold                        126              166              211              264
                                                    -------          -------          -------          -------
      Total interest income                           9,629           10,997           19,211           22,293

Interest expense:
  Interest on deposits                                2,441            4,197            5,056            8,640
  Interest on short-term borrowings                     169              282              328            1,014
  Interest on long-term borrowings                      530              719            1,140            1,480
                                                    -------          -------          -------          -------
      Total interest expense                          3,140            5,198            6,524           11,134

Net interest income                                   6,489            5,799           12,687           11,159
Provision for loan losses                               282              306              562              560
                                                    -------          -------          -------          -------
Net interest income after provision for
  loan losses                                         6,207            5,493           12,125           10,599

Non-interest income:
  Service charges on deposit accounts                   367              308              706              595
  Service charges on loans                              234              133              445              260
  Securities gains, net                                 210               86              210               88
  Gain on sale of loans, net                             76               56              133               96
  Net gain on sale of premises                           89              156              178              312
  Other                                                 479              471              962              882
                                                    -------          -------          -------          -------
      Total noninterest income                        1,455            1,210            2,634            2,233

Noninterest expenses:
  Salaries and employee benefits                      3,025            2,579            6,262            5,154
  Premises and equipment                                814              756            1,633            1,575
  Data processing fees                                  409              226              672              454
  Marketing and business development                    227              217              441              375
  Federal deposit insurance premiums                     25               24               51               48
  Other                                                 644              736            1,373            1,462
                                                    -------          -------          -------          -------
      Total noninterest expense                       5,144            4,538           10,432            9,068

      Income before income taxes                      2,518            2,165            4,327            3,764
Income taxes                                            844              702            1,425            1,175
                                                    -------          -------          -------          -------
      Net income                                    $ 1,674          $ 1,463          $ 2,902          $ 2,589
                                                    =======          =======          =======          =======
Basic earnings per share                            $  0.67          $  0.58          $  1.16          $  1.02
                                                    =======          =======          =======          =======
Diluted earnings per share                          $  0.67          $  0.57          $  1.16          $  1.02
                                                    =======          =======          =======          =======

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------
                                                                                       2002             2001
                                                                                     --------         --------
                                                                                          (In Thousands)
Cash Flows From Operating Activities
  Net income                                                                         $  2,902         $  2,589
  Adjustments to reconcile net income to cash
    provided by operating activities:
       Provision for loan losses                                                          562              560
       Depreciation                                                                       476              434
       Amortization and accretion of premiums and discounts, net                           44               16
       Security gains, net                                                               (210)             (88)
       Gain on sale of loans, net                                                        (133)             (40)
       Gain on sale of premises and equipment, net                                       (178)            (312)
       Decrease in accrued interest receivable                                            156              300
       Increase (decrease) in accrued interest payable                                   (167)             285
       Other                                                                            1,792             (329)
                                                                                     --------         --------
           Net cash provided by operations before loan originations and sales           5,244            3,415
       Loans originated for sale                                                      (26,136)         (24,385)
       Proceeds from sales of loans                                                    27,249           23,995
                                                                                     --------         --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                    6,357            3,025

Cash Flows From Investing Activities
  Purchase of available-for-sale securities                                           (20,667)         (23,251)
  Proceeds from sales of available-for-sale securities                                  7,008            4,259
  Proceeds from redemptions and maturities of available-for-sale securities            11,904           32,325
  Net (increase) decrease in loans                                                    (17,132)           3,829
  Purchase of premises and equipment                                                     (668)          (1,046)
  Purchase of Federal Home Loan Bank stock                                               (116)            (293)
                                                                                     --------         --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (19,671)          15,823

Cash Flows From Financing Activities
  Net increase in deposits                                                             13,779           15,494
  Net increase (decrease) in short-term borrowings                                      5,385          (17,637)
  Dividends paid                                                                         (845)            (941)
  Proceeds from long-term borrowings                                                    6,500            1,000
  Repayment of long-term borrowings                                                    (8,000)          (1,500)
  Purchase of treasury stock                                                           (1,072)               0
  Proceeds from sale of treasury stock                                                     14              439
                                                                                     --------         --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          15,761           (3,145)

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              2,447           15,703
Cash and cash equivalents at beginning of period                                       37,468           23,196
                                                                                     --------         --------
Cash and cash equivalents at end of period                                           $ 39,915         $ 38,899
                                                                                     ========         ========

Supplemental Cash Flow Information and Noncash Transactions:
  Interest paid                                                                      $  6,706         $ 11,111
  Income taxes paid                                                                     1,327            1,051
  Loans transferred to other real estate owned                                          1,168                0

Supplemental Schedules of Noncash Investing Activities,
  change in accumulated other comprehensive income, unrealized
  gains on available-for-sale securities, net                                        $    305         $     14

See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2002

NOTE A - BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.

\
NOTE B - EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:

                                              Three Months Ended            Six Months Ended
                                                   June 30,                      June 30,
                                            ---------------------         ---------------------
Basic                                        2002           2001           2002           2001
-----                                       ------         ------         ------         ------
                                                   (In Thousands, except per share data)
Net income                                  $1,674         $1,463         $2,902         $2,589
Weighted average shares outstanding          2,486          2,544          2,493          2,542
Basic earnings per share                    $ 0.67         $ 0.58         $ 1.16         $ 1.02
                                            ======         ======         ======         ======

                                                      Three Months Ended             Six Months Ended
                                                            June 30,                     June 30,
                                                     ---------------------         ---------------------
Diluted:                                              2002           2001           2002           2001
--------                                             ------         ------         ------         ------
                                                            (In Thousands, except per share data)
Net income                                           $1,674         $1,463         $2,902         $2,589
Weighted average shares outstanding                   2,486          2,544          2,493          2,542
Effect of dilutive stock options outstanding              0              4              0              7
                                                     ------         ------         ------         ------
Diluted weighted average shares outstanding           2,486          2,548          2,493          2,549
Diluted earnings per share                           $ 0.67         $ 0.57         $ 1.16         $ 1.02
                                                     ======         ======         ======         ======

NOTE C - COMPREHENSIVE INCOME

The following table presents our comprehensive income.

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                    ------------------------          ------------------------
                                                      2002             2001            2002             2001
                                                    -------          -------          -------          -------
                                                                          (In Thousands)
Net income                                          $ 1,674          $ 1,463          $ 2,902          $ 2,589
Other comprehensive income
  Net change in unrealized securities gains
     (losses), net of tax                               449             (170)             317              415
Reclassification adjustment for gains
     included in net income                             210               86              210               88
Income tax effect                                      (272)              72             (222)             145
                                                    -------          -------          -------          -------
Total comprehensive income                          $ 2,061          $ 1,451          $ 3,207          $ 3,237
                                                    =======          =======          =======          =======

NOTE D - LOANS RECEIVABLE

Loans are comprised of the following categories (dollars in thousands):

                                                 June 30,       December 31,      June 30,
                                                   2002            2001             2001
                                                 --------       -----------       --------
First Mortgage:
  Conventional single-family residential         $ 75,247         $ 78,377         $ 90,034
  Commercial and multifamily residential          183,245          180,102          160,212
  Construction                                     34,252           34,744           45,704
  Farmland                                          8,609            7,312            7,401
                                                 --------         --------         --------
                                                  301,353          300,535          303,351

Commercial business loans                         158,528          140,671          131,781
Consumer and installment loans                     29,561           32,401           31,769
Lease financing                                       195            1,170            1,375
Home equity loans                                   7,194            6,140            4,744
Other                                                 989            1,978            1,541
                                                 --------         --------         --------
                                                  197,467          182,360          171,210
                                                 --------         --------         --------
Total loans                                       497,820          482,895          474,561

Less allowance for loan losses                      5,927            5,563            5,350
                                                 --------         --------         --------
Loans, net                                       $491,893         $477,332         $469,211
                                                 ========         ========         ========

NOTE E - PENDING ACQUISITION

On June 3, 2002, we announced that a Definitive Agreement was signed to acquire Fortress Bancshares, Inc. ("Fortress") of Westby, WI. Fortress is a multi-bank holding company that owns three separately chartered community banks located in Wisconsin, Minnesota and Iowa. All seven of Fortress's branch locations are located within a fifty-mile radius of La Crosse, Wisconsin. The purchase price is $30.00 per share and will be payable in a combination of approximately 55% of Merchants and Manufacturers Bancorporation, Inc. common stock and 45% cash. The transaction is expected to close in the 4th quarter of 2002. At June 30, 2002, Fortress had total assets and shareholder's equity of $213.0 million and $15.1 million respectively.

NOTE F - ADOPTION OF STATEMENT 142

On January 1, 2002, we implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Implementation of the Statement did not have a material impact on our consolidated financial statements.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe the adoption of the statement will have a material impact on our consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted the statement as of January 1, 2002 and the implementation of this standard did not have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

TOTAL ASSETS

At June 30, 2002 our consolidated total assets were $628.8 million as compared to $608.0 million at December 31, 2001. The growth in loans caused the majority of the increase.

INVESTMENT SECURITIES

Investment securities available-for-sale increased $2.4 million, or 3.6%, from $66.1 million at December 31, 2001, to $68.5 million at June 30, 2002. Purchases of investment securities offset the amounts repaid or maturing during the period.

LOANS RECEIVABLE

Loans receivable, net of allowance for loan losses increased $14.6 million from $477.3 million at December 31, 2001 compared to $491.9 million at June 30, 2002. The growth in loans can be attributed to the growth in commercial real estate and commercial business loans that were partially offset by the decrease in single-family residential loans. In a low interest rate environment, consumers tend to refinance the adjustable rate mortgages that the banks maintain in their own loan portfolios with lower rate 15 and 30-year mortgages that are sold on the secondary market. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At June 30, 2002 we designated $1.3 million of loans as held for sale.

TOTAL DEPOSITS AND BORROWINGS

Total deposits increased $13.8 million, or 2.9%, from $477.8 million on December 31, 2001 to $491.6 million on June 30, 2002. The increase in deposits can be attributed to the growth in retail certificate of deposits, money market accounts and savings accounts currently offered by our subsidiary banks. Uncertainties in the stock market also contributed to the deposit increase. We supplemented the deposit growth by increasing the amount of short-term borrowings. Short-term borrowings increased by $5.4 million, or 31.6% from $17.0 million on December 31, 2001 to $22.4 million on June 30, 2002. Short-term borrowings consist of federal funds borrowed from correspondent banks and repurchase agreements. Long-term debt decreased by $1.5 million, or 2.7%, from $55.8 million on December 31, 2001 to $54.3 million on June 30, 2002. Long-term debt consists of Federal Home Loan Bank advances.

CAPITAL RESOURCES

Stockholders' equity at June 30, 2002 was $54.2 million compared to $52.9 million at December 31, 2001, an increase of $1.3 million. The change in stockholders' equity consists of net income of $2.9 million, less payments of dividends to shareholders of $845,000, the net cost from the purchase of treasury stock of $1.1 million and a $305,000 net increase in accumulated other comprehensive income. We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board's risk-based guidelines capital is measured against our subsidiary bank's risk-weighted assets. Our tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 10.1% at June 30, 2002, well above the 4.0% minimum required. Total capital to risk-adjusted assets was 11.2%; also well above the 8.0% minimum requirement. The leverage ratio was at 8.7% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be "well capitalized" as well.

In light of our pending acquisition of Fortress, we will not be required to add to our capital in order to maintain our "well capitalized" classification. However, if our acquisition orientated growth strategy continues, we may be required to add additional capital to maintain our current "well capitalized" rating.

ASSET QUALITY

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

Nonperforming assets are summarized, for the dates indicated, as follows (dollars in thousands):

                                                                    June 30,     December 31,     June 30,
                                                                      2002           2001           2001
                                                                    --------     ------------     --------
         Non-accrual loans:
             Conventional single-family residential                  $  701         $  723         $  855
             Commercial and multifamily residential                   2,283          2,717          1,147
             Commercial business loans                                  499            558            741
             Consumer and installment loans                             363            431            421
                                                                     ------         ------         ------
                 Total non-accrual loans                              3,846          4,429          3,146

         Other real estate owned                                      1,168            139            107
                                                                     ------         ------         ------
                 Total nonperforming assets                          $5,014         $4,568         $3,271
                                                                     ======         ======         ======
         RATIOS:
         Non-accrual loans to total loans                              0.77%          0.92%         0.66%
         Nonperforming assets to total assets                          0.80           0.75          0.54
         Loan loss allowance to non-accrual loans                    154.11         125.60        170.06
         Loan loss allowance to total loans                            1.19           1.15          1.13

Nonperforming assets increased by $446,000 from $4.6 million at December 31, 2001 to $5.0 million at June 30, 2002, an increase of 9.8%. The growth in other real estate owned lead to the increase. We believe that any losses on the sale of other real estate will be minimal and any losses on current non-accrual loans balances will be negligible, due to the collateral position in each situation.

The following table presents changes in the allowance for loan losses (dollars in thousands):

                                                    Three Months Ended                   Six Months Ended
                                              -------------------------------     --------------------------------
                                              June 30, 2002     June 30, 2001     June 30, 2002      June 30, 2001
                                              -------------     -------------     -------------      -------------
Balance at beginning of period                    $5,667            $5,136            $5,563            $5,010
  Provision for loan losses                          282               306               562               560
  Charge-offs:
    Commercial and multifamily residential             0                 0                 0                 0
    Commercial business loans                         21                58                91               103
    Consumer and installment loans                    37                36               187               124
                                                  ------            ------            ------            ------
      Total charge-offs                               58                94               278               227
                                                  ------            ------            ------            ------

  Recoveries:
    Commercial and multifamily residential             0                 0                17                 0
    Commercial business loans                          3                 0                 7                 0
    Consumer and installment loans                    33                 2                56                 7
                                                  ------            ------            ------            ------
      Total Recoveries                                36                 2                80                 7
                                                  ------            ------            ------            ------
Net charge-offs                                       22                92               198               220
                                                  ------            ------            ------            ------
Balance at June 30,                               $5,927            $5,350            $5,927            $5,350
                                                  ======            ======            ======            ======

We believe the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgements, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

We maintain our allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. We also use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan is risk rated between one and seven by the originating loan officer or loan committee, with one being the best case and seven being a loss or the worst case. Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses. Loans with risk ratings between four and six are monitored much closer by the officers. Control of our loan quality is continually monitored by management and is reviewed by the Board of Directors and our credit quality committee on a quarterly basis. We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to its methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the current loan portfolio.

POTENTIAL PROBLEM LOANS

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled bank Board of Directors meeting, a watch list is presented, showing all loans listed as "Management Attention," "Substandard," "Doubtful" and "Loss." An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Banks' primary regulators, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We believe we have established an adequate allowance for probable loan losses. We analyze the process regularly, with modifications made if needed, and report those results four times per year at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NET INTEREST INCOME

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income for the three months ended June 30, 2002 was $6.5 million, an increase of 12.1% from the $5.8 million reported for the same period in 2001. An improved net interest margin was the primary reason for the improvement in the second quarter net interest income. The reduction in market interest rates during the quarter caused the average rate paid on deposits and borrowings to decrease from 4.35% for the three months ended June 30, 2001 to 2.55% for the three month period ending June 30, 2002. Net interest income for the six months ended June 30, 2002 was $12.7 million, an increase of 13.4% from the $11.1 million reported for the same period in 2001. The reduced interest expense on deposits and borrowings was the primary reason for the improvement in the year-to-date net interest income.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

                   AVERAGE BALANCES, INTEREST RATES AND YIELDS

                                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------------------------
                                                                 2002                                     2001
                                                -------------------------------------     -----------------------------------
                                                 AVERAGE                      AVERAGE      AVERAGE                    AVERAGE
                                                 BALANCE       INTEREST        RATE        BALANCE      INTEREST        RATE
                                                ----------     --------       -------     ---------     --------      -------
ASSETS
Loans,net (1)(2)                                 $492,832      $  8,638         7.03%      $475,137      $  9,765        8.24%
Loans exempt from federal income taxes (3)          1,418            27         7.64%         1,745            39        8.96%
Taxable investment securities (4)                  14,727           136         3.70%        20,624           388        7.55%
Mortgage-related securities (4)                    37,719           487         5.18%        31,785           425        5.36%
Investment securities exempt from federal
     income taxes (3)(4)                           20,239           339         6.72%        21,415           344        6.44%
Other securities                                   16,088           126         3.14%        16,158           166        4.12%
                                                 --------      --------                    --------      --------
Interest earning assets                           583,023         9,753         6.71%       566,864        11,127        7.87%
                                                               --------                                  --------
Non interest earning assets                        35,042                                    31,471
                                                 --------                                  --------
Average assets                                   $618,065                                  $598,335
                                                 ========                                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

NOW deposits                                     $ 35,963            85         0.95%      $ 32,557           165        2.03%
Money market deposits                              88,280           344         1.56%        85,103           869        4.10%
Savings deposits                                   78,991           221         1.12%        71,644           339        1.90%
Time deposits                                     207,406         1,791         3.46%       209,376         2,824        5.41%
Short-term borrowings                              29,493           169         2.30%        26,129           282        4.33%
Long-term borrowings                               54,300           530         3.91%        54,700           719        5.27%
                                                 --------      --------                    --------      --------
Interest bearing liabilities                      494,433         3,140         2.55%       479,509         5,198        4.35%
                                                 --------      --------                    --------      --------
Demand deposits and other non  interest
     bearing liabilities                           70,425                                    68,164
Stockholders' equity                               53,207                                    50,662
                                                 --------                                  --------
Average liabilities and stockholders' equity     $618,065                                  $598,335
                                                 ========                                  ========

Net interest spread (5)                                        $  6,613         4.16%                    $  5,929        3.53%
Net interest earning assets                      $ 88,590                                  $ 87,355
Net interest margin on a fully tax
     equivalent basis (6)                                                       4.55%                                    4.20%
Net interest margin (6)                                                         4.46%                                    4.10%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                       1.18                                     1.18

-------------------------------------
(1) For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

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

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

                   AVERAGE BALANCES, INTEREST RATES AND YIELDS

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------------------------
                                                                 2002                                     2001
                                                -------------------------------------     -----------------------------------
                                                 AVERAGE                      AVERAGE      AVERAGE                    AVERAGE
                                                 BALANCE       INTEREST        RATE        BALANCE      INTEREST        RATE
                                                ----------     --------       -------     ---------     --------      -------
ASSETS
Loans,net (1)(2)                                  $486,569     $ 17,224        7.14%    $476,931      $ 19,702         8.33%
Loans exempt from federal income taxes (3)           1,467           55        7.56%       1,766            79         9.02%

Taxable investment securities (4)                   15,438          336        4.39%      23,669           742         6.32%
Mortgage-related securities (4)                     35,218          943        5.40%      32,466         1,041         6.47%
Investment securities exempt from
  federal income taxes (3)(4)                       20,760          698        6.78%      21,648           745         6.94%
Other securities                                    18,717          211        2.27%      11,832           264         4.50%
                                                  --------     --------                 --------      --------
Interest earning assets                            578,169       19,467        6.79%     568,312        22,573         8.01%
                                                               --------                               --------
Non interest earning assets                         35,340                                31,514
                                                  --------                              --------
Average assets                                    $613,509                              $599,826
                                                  ========                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

NOW deposits                                      $ 35,625          170        0.96%    $ 32,564           363         2.25%
Money market deposits                               87,614          701        1.61%      83,725         1,892         4.56%
Savings deposits                                    76,464          424        1.12%      70,506           691         1.98%
Time deposits                                      206,958        3,761        3.66%     206,081         5,694         5.57%
Short-term borrowings                               28,789          328        2.30%      37,260         1,014         5.49%
Long-term borrowings                                54,587        1,140        4.21%      52,641         1,480         5.67%
                                                  --------     --------                 --------      --------
Interest bearing liabilities                       490,037        6,524        2.68%     482,777        11,134         4.65%
                                                  --------     --------                 --------      --------
Demand deposits and other non interest
     bearing liabilities                            70,539                                66,975
Stockholders' equity                                52,933                                50,074
                                                  --------                              --------
Average liabilities and stockholders'
     equity                                       $613,509                              $599,826
                                                  ========                              ========
Net interest spread (5)                                        $ 12,943        4.11%                  $ 11,439         3.36%
Net interest earning assets                       $ 88,132                              $ 85,535
Net interest margin on a fully tax
     equivalent basis (6)                                                      4.51%                                   4.06%
Net interest margin (6)                                                        4.43%                                   3.96%
Ratio of average interest-earning assets
     to average interest-bearing
     liabilities                                                               1.18                                    1.18

-----------------------------------
(1) For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

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

The following table sets forth the effects of changing interest rates and volumes of interest earning assets and interest bearing liabilities on our net interest income. Information is provided with respect to (i) effect on net interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes attributable to changes in mix (changes in rate multiplied by changes in volume), and (iv) net change (dollars in thousands):

              VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

                                                  THREE MONTHS ENDED JUNE 30, 2002             SIX MONTHS ENDED JUNE 30, 2002
                                                      COMPARED TO JUNE 30, 2001                  COMPARED TO JUNE 30, 2001
                                             -----------------------------------------   -----------------------------------------
                                              CHANGE    CHANGE     CHANGE                 CHANGE     CHANGE     CHANGE
                                              DUE TO    DUE TO     DUE TO       TOTAL     DUE TO     DUE TO     DUE TO     TOTAL
                                              VOLUME     RATE       MIX        CHANGE     VOLUME      RATE       MIX       CHANGE
                                             --------  --------   --------    --------   --------   --------   --------   --------
Interest-Earning Assets:
   Loans, net (1)                           $   364    ($1,437)   ($   54)    ($1,127)   $   398    ($2,819)   ($   57)   ($2,478)
   Loans exempt from federal income
     taxes (2)                                   (7)        (6)         1         (12)       (13)       (13)         2        (24)
   Taxable investment securities               (110)      (198)        56        (252)      (258)      (227)        79       (406)
   Mortgage-related securities                   80        (15)        (3)         62         89       (172)       (15)       (98)
   Investment securities exempt from
     federal income taxes (2)                   (19)        15         (1)         (5)       (31)       (17)         1        (47)
   Other securities                              (1)       (39)        (0)        (40)       154       (131)       (76)       (53)
                                            -------    -------    -------     -------    -------    -------    -------    -------
     Total interest-earning assets          $   307    ($1,680)   ($    1)    ($1,374)   $   339    ($3,379)   ($   66)   ($3,106)
                                            =======    =======    =======     =======    =======    =======    =======    =======
Interest-Bearing Liabilities:
   NOW deposits                             $    17    ($   88)   ($    9)    ($   80)   $    35    ($  208)   ($   20)   ($  193)
   Money market deposits                         32       (537)       (20)       (525)        88     (1,222)       (57)    (1,191)
   Savings deposits                              35       (139)       (14)       (118)        58       (300)       (25)      (267)
   Time deposits                                (27)    (1,016)        10      (1,033)        24     (1,949)        (8)    (1,933)
   Short-term borrowings                         36       (132)       (17)       (113)      (231)      (589)       134       (686)
   Long-term borrowings                          (5)      (185)         1        (189)        55       (381)       (14)      (340)
                                            -------    -------    -------     -------    -------    -------    -------    -------
     Total interest-bearing
     liabilities                            $    88    ($2,097)   ($   49)    ($2,058)   $    29    ($4,649)   $    10    ($4,610)
                                            =======    =======    =======     =======    =======    =======    =======    =======
Net change in net interest income                                             $   684                                     $ 1,504
                                                                              =======                                     =======


---------------------------------
(1) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

(2) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

PROVISION FOR LOAN LOSSES

For the three months ended June 30, 2002, the provision for loan losses was $282,000 compared to $306,000 for the same period in 2001. For the six months ended June 30, 2002, the provision for loan losses was $562,000 compared to $560,000 for the same period in 2001. The increased provision was made to support the growth in the loan portfolio that began in 1999 as well as the increase in nonperforming assets in 2001 and 2002. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2002 was $1.5 million compared to $1.2 million for the three months ended June 30, 2001, an increase of $245,000, or 20.2%. Non-interest income for the six months ended June 30, 2002 was $2.6 million compared to $2.2 million for the six months ended June 30, 2001, an increase of $401,000, or 18.0%. The increase was due to the increased service charges collected on deposit accounts, gains on the sales of investment securities and loan refinancing fees collected.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2002 was $5.1 million compared to $4.5 million for the three months ended June 30, 2001, an increase of $606,000, or 13.4%. Non-interest expense for the six months ended June 30, 2002 was $10.4 million compared to $9.1 million for the six months ended June 30, 2001, an increase of $1.4 million, or 15.0%. Salaries and employee benefits increased $446,000 or 17.3% from $2.6 million for the three-month period ended June 30, 2001 to $3.0 million for the 2002 three-month period. Salaries and employee benefits increased $1.1 million or 21.5% from $5.2 million for the six-month period ended June 30, 2001 to $6.3 million for the six-month period ended June 30, 2002. Employee bonus payments, higher benefit costs and additions of new personnel accounted for the change. The increased employee bonus payments can be attributed to higher than anticipated 2001 earnings on which the bonus payment is based. Data processing fees increased $183,000 or 81.0% from $226,000 for the three months ended June 30, 2001 to $409,000 for the 2002 three-month period. Data processing fees increased $218,000 or 48.0% from $454,000 for the six months ended June 30, 2001 to $672,000 for the 2002 six-month period. The merger of Lincoln State Bank and Lincoln Community Bank and the formation of CBG Mortgage, Inc. as well as a contractual adjustment to our data processing agreement caused the changes for both periods. Marketing and business development expenses increased $10,000 or 4.6% from $217,000 for the three months ended June 30, 2001 to $227,000 for the 2002 three-month period. Marketing and business development expenses increased $66,000 or 17.6% from $375,000 for the six months ended June 30, 2001 to $441,000 for the 2002 six-month period. The introduction of our Link Financial Services products caused the increase.

INCOME TAXES

Income before taxes for the three-month period ended June 30, 2002 was $2.5 million compared to $2.2 million for the three months ended June 30, 2001, an increase of $353,000, or 16.3%. Income before taxes for the six-month period ended June 30, 2002 was $4.3 million compared to $3.8 million for the six months ended June 30, 2001, an increase of $563,000, or 15.0%. The income tax expense for the three months ended June 30, 2002 increased $142,000 over the same period in 2001, while the income tax expense for the six months ended June 30, 2002 increased $250,000 over the six-month period in 2001. The effective tax rate for the three months ended June 30, 2002 was 33.5% compared to 32.4% for the three months ended June 30, 2001. The effective tax rate for the six months ended June 30, 2002 was 32.9% compared to 31.2% for the six months ended June 30, 2001.

NET INCOME

On an after tax basis, for the three month period ended June 30, 2002, we reported net income of $1.7 million compared to $1.5 million for the same period in 2001 an increase of 14.4% and for the six month period ended June 30, 2002, we reported net income of $2.9 million compared to $2.6 million for the same time period in 2001 an increase of 12.1%.

LIQUIDITY

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $6.4 million and $3.0 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $3.4 million, due primarily to a larger decrease in other liabilities in the 2002 period. Net cash used in or provided by investing activities increased by $35.5 million, to $19.7 million used in for the three months ended June 30, 2002 from $15.8 million provided by in the same period in 2001. Our lending activities for the first six months of 2002 compared to 2001 used additional cash flows of $17.1 million due primarily to an increase in loans, net of principal collections in the 2002 period, compared to providing $3.8 million in the 2001 period. Net cash provided by financing activities was $15.8 million for the six months ended June 30, 2002 while $3.1 million was used in the first six months of 2001. The $18.9 million increase in net cash provided by financing activities was primarily due to a $5.4 million increase in short term borrowings in the 2002 period compared to a $17.6 million decrease in 2001.

The Company expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the Asset/Liability committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, we believes that Banks could borrow $77.6 million for a short time from these banks on a collective basis. The Banks are members of the Federal Home Loan Bank
(FHLB) and each has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of June 30, 2002. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

                                                        AMOUNTS MATURING OR REPRICING AS OF JUNE 30, 2002
                                                ------------------------------------------------------------------
                                                  WITHIN      SIX TO          ONE TO        OVER
                                                   SIX        TWELVE           FIVE         FIVE
                                                  MONTHS      MONTHS          YEARS        YEARS           TOTAL
                                                ----------   --------       ---------    ----------      ---------
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                       $ 32,934      $ 24,444       $138,467      $ 19,721       $215,566
Adjustable-rate mortgage loans                    43,123         7,650         20,727             0         71,500
                                                --------      --------       --------      --------       --------
      Total mortgage loans                        76,057        32,094        159,194        19,721        287,066
Commercial business loans                         72,817        15,849         78,283         3,370        170,319
Consumer loans                                     7,391         3,743         18,868         1,746         31,748
Home equity loans                                  6,345           189            660             0          7,194
Tax-exempt loans                                      15           313            433           537          1,298
Lease financing                                       13           132             50             0            195
Mortgage-related securities                       10,606        10,607             43        17,463         38,719
Fixed rate investment securities and other         1,562         2,363          9,440        13,126         26,491
Variable rate investment securities and other     25,678         3,690             50             0         29,418
                                                --------      --------       --------      --------       --------
      Total interest-earning assets             $200,484      $ 68,980       $267,021      $ 55,963       $592,448
                                                ========      ========       ========      ========       ========
Interest-bearing liabilities:
Deposits
  Time deposits                                 $125,266      $ 52,800       $ 29,575      $    983       $208,624
  NOW accounts                                     2,257         2,257         22,568        10,532         37,614
  Savings accounts                                 4,984         4,639         46,394        21,650         77,667
  Money market accounts                           29,354         4,351         43,511        20,305         97,521
  Borrowings                                      25,831        13,500         30,900         6,500         76,731
                                                --------      --------       --------      --------       --------
      Total interest-bearing liabilities        $187,692      $ 77,547       $172,948      $ 59,970       $498,157
                                                ========      ========       ========      ========       ========
Interest-earning assets less
  interest-bearing liabilities                  $ 12,792      ($ 8,567)      $ 94,073      ($ 4,007)      $ 94,291
                                                ========      ========       ========      ========       ========
Cumulative interest rate sensitivity gap        $ 12,792      $  4,225       $ 98,298      $ 94,291
                                                ========      ========       ========      ========
Cumulative interest rate sensitivity gap as
  a percentage of total assets                     2.03%          0.67%        15.63%         14.99%
                                                ========      ========       ========      ========

At June 30, 2002, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 2.03% for six months and a positive 0.67% for one-year maturities. Therefore, the Corporation is positively gapped at one year and may benefit from rising interest rates.

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

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
(1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; and (10) changes in accounting principles, policies or guidelines.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation has not experienced any material changes to its market risk position since December 31, 2001, from that disclosed in the Corporation's 2001 Form 10-K Annual Report.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

                As of June 30, 2002 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.         Changes in Securities - NONE

Item 3          Defaults upon Senior Securities - NONE

Item 4          Submission of Matters to Vote of Security Holders

      ANNUAL MEETING OF SHAREHOLDERS. On June 4, 2002, at the Annual Meeting of the shareholders of the Corporation, the Corporation's shareholders reelected Thomas Gapinski, J. Michael Bartels, Gervase Rose, James Sass, Thomas Sheehan, Thomas Ebenreiter, Richard Pamperin and Michael Judge as directors for three-year terms expiring on the date of the annual shareholders meeting to be held in 2005.

      SHAREHOLDER VOTE WITH RESPECT TO MATTERS ACTED UPON AT THE ANNUAL MEETING

      ELECTION OF DIRECTORS. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. Thomas Gapinski, J. Michael Bartels, Gervase Rose, James Sass, Thomas Sheehan, Thomas Ebenreiter, Richard Pamperin and Michael Judge were standing for reelection. The vote with respect to the reelection of each was as follows:

  THOMAS GAPINSKI
         2,486,633  Total votes were eligible to be cast
         2,014,482  Votes were represented in person or by proxy at the Annual
                    Meeting
         1,988,381  Votes were cast "FOR" the reelection of Mr. Gapinski
                 0  Votes were cast "AGAINST" the reelection of Mr. Gapinski
            26,101  Votes abstained or were broker non-votes

  J. MICHAEL BARTELS
         2,486,633  Total votes were eligible to be cast
         2,014,482  Votes were represented in person or by proxy at the Annual
                    Meeting
         1,987,435  Votes were cast "FOR" the reelection of Mr. Bartels
                 0  Votes were cast "AGAINST" the reelection of Mr. Bartels
            27,047  Votes abstained or were broker non-votes

  GERVASE ROSE
         2,486,633  Total votes were eligible to be cast
         2,014,482  Votes were represented in person or by proxy at the Annual
                    Meeting
         1,985,906  Votes were cast "FOR" the reelection of Mr. Rose
                 0  Votes were cast "AGAINST" the reelection of Mr. Rose
            28,576  Votes abstained or were broker non-votes

     JAMES SASS
         2,486,633  Total votes were eligible to be cast
         2,014,482  Votes were represented in person or by proxy at the Annual
                    Meeting
         1,985,906  Votes were cast "FOR" the reelection of Mr. Sass
                 0  Votes were cast "AGAINST" the reelection of Mr. Sass
            28,576  Votes abstained or were broker non-votes

 THOMAS SHEEHAN
         2,486,633  Total votes were eligible to be cast
         2,014,482  Votes were represented in person or by proxy at the Annual
                    Meeting
         1,986,340  Votes were cast "FOR" the reelection of Mr. Sheehan
                 0  Votes were cast "AGAINST" the reelection of Mr. Sheehan
            28,142  Votes abstained or were broker non-votes

THOMAS EBENREITER
         2,486,633  Total votes were eligible to be cast
         2,014,482  Votes were represented in person or by proxy at the Annual
                    Meeting
         1,987,798  Votes were cast "FOR" the reelection of Mr. Ebenreiter
                 0  Votes were cast "AGAINST" the reelection of Mr. Ebenreiter
            26,684  Votes abstained or were broker non-votes

RICHARD PAMPERIN
         2,486,633  Total votes were eligible to be cast
         2,014,482  Votes were represented in person or by proxy at the Annual
                    Meeting
         1,989,044  Votes were cast "FOR" the reelection of Mr. Pamperin
                 0  Votes were cast "AGAINST" the reelection of Mr. Pamperin
            25,438  Votes abstained or were broker non-votes

  MICHAEL JUDGE
         2,486,633  Total votes were eligible to be cast
         2,014,482  Votes were represented in person or by proxy at the Annual
                    Meeting
         1,980,411  Votes were cast "FOR" the reelection of Mr. Judge
                 0  Votes were cast "AGAINST" the reelection of Mr. Judge
            39,071  Votes abstained or were broker non-votes

         ADOPTION OF THE RESOLUTION TO AMEND THE CORPORATION'S 1996 INCENTIVE STOCK OPTION PLAN. Under Wisconsin law, the resolution would be approved if, at the Annual Meeting, a greater number of votes were cast "FOR" the proposal than were cast "AGAINST" the proposal. Abstentions and broker non-votes were not counted except for purposes of establishing a quorum. The vote on the adoption of the resolution to amend the Corporation's 1996 Incentive Stock Option Plan to increase the number of Merchants' Common Stock reserved for issuance upon the exercise of options granted from 60,000 shares to 210,000 shares are as follows:

         2,486,633         Total votes were eligible to be cast

         2,014,482         Votes were represented in person or by proxy at the
                           Annual Meeting

         1,539,693         Votes were cast "FOR" the adoption of the resolution
                           to amend the Corporation's 1996 Incentive Stock
                           Option Plan to increase the number of Merchants'
                           Common Stock reserved for issuance upon the exercise of options granted from 60,000 shares to 210,000 shares

           189,289 Votes were cast "AGAINST" the adoption of the resolution to amend the Corporation's 1996 Incentive Stock Option Plan to increase the number of Merchants' Common Stock reserved for issuance upon the exercise of options granted from 60,000 shares to 210,000 shares

           285,500         Votes abstained or were broker non-votes

Item 5       Other Information - NONE

Item 6       Exhibits and Reports on Form 8-K

             The Corporation filed on report Form 8-K on June 3, 2002 in regards to its acquisition of Fortress Bancshares., Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MERCHANTS AND MANUFACTURERS
                                                BANCORPORATION, INC.
                                       -----------------------------------------
                                                  (Registrant)




Date       August 14, 2002       .        /s/ Michael J. Murry
      ----------------------------        --------------------------------------
                                          Michael J. Murry
                                          Chairman of the Board of Directors and
                                            Principal Executive Officer



Date       August 14, 2002       .        /s/ James C. Mroczkowski
      ----------------------------        --------------------------------------
                                          James C. Mroczkowski
                                          Executive Vice President & Chief
                                            Financial Officer
                                          Principal Financial Officer