Form 10-Q
period 2002-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2002-11-13
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
                                           ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                           -------------    ---------------

Commission file Number  0-21292
                        -------

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                 39-1413328
-------------------------------        --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

                       19105 West Capitol Drive, Suite 200
                           Brookfield, Wisconsin 53045
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (262) 790-2127
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code:

                    14100 West National Avenue, PO Box 511160
                        New Berlin, Wisconsin 53151-1160
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No    .
    ---        ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, par value $1.00 per share                  2,485,433 Shares
----------------------------------------       ---------------------------------
             Class                              Outstanding at November 1, 2002

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                              PAGE NUMBER
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

         Unaudited Consolidated Statements of Financial Condition as of
         September 30, 2002, December 31, 2001, and September 30, 2001                                  3

         Unaudited Consolidated Statements of Income for the Three Months and the
         Nine Months ended September 30, 2002 and 2001                                                  4

         Unaudited Consolidated Statements of Cash Flows for the Nine Months ended
         September 30, 2002 and 2001                                                                    5

         Notes to Unaudited Consolidated Financial Statements                                           6


    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
    Operations                                                                                         10

    Item 3. Quantitative and Qualitative Disclosure About Market Risk                                  21

    Item 4. Controls and Procedures                                                                    22

    PART II. OTHER INFORMATION

    Items 1-6                                                                                          23

    Signatures                                                                                         24

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
                                                                              2002             2001              2001
                                                                          -------------------------------------------------
                                                                                         (Dollars In Thousands)
ASSETS
Cash and due from banks                                                       $ 19,479          $ 26,013          $ 16,003
Interest bearing deposits in banks                                               2,905             4,912             6,293
Federal funds sold                                                              18,483             6,543            15,304
                                                                          -------------------------------------------------
      Cash and cash equivalents                                                 40,867            37,468            37,600

Available-for-sale securities                                                   74,161            66,143            67,894
Loans (net of allowance for loan losses of $6,100 at
  September 30, 2002, $5,563 at December 31, 2001
  and $5,612 at September 30, 2001)                                            495,392           474,939           473,035
Loans held for sale                                                              3,043             2,393             1,051
Accrued interest receivable                                                      2,826             2,950             3,397
Federal Home Loan Bank stock                                                     3,715             3,574             3,520
Premises and equipment                                                          10,808            10,278            10,291
Other real estate owned                                                          2,877               139               230
Other assets                                                                    10,704            10,136             9,844
                                                                          -------------------------------------------------
      Total assets                                                            $644,393          $608,020          $606,862
                                                                          =================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                                      $ 69,670          $ 79,171          $ 71,334
    Interest bearing                                                           448,406           398,614           409,824
                                                                          -------------------------------------------------
      Total deposits                                                           518,076           477,785           481,158
  Short-term borrowings                                                          9,046            17,046            12,589
  Long-term borrowings                                                          53,900            55,800            53,300
  Accrued interest payable                                                         775             1,028             1,309
  Other liabilities                                                              6,769             3,432             5,728
                                                                          -------------------------------------------------
      Total liabilities                                                        588,566           555,091           554,084

Stockholders' equity
  Common stock ($1.00 par value; 6,000,000 shares authorized;
    2,587,509 shares issued; shares outstanding: 2,485,433 at
    September 30, 2002, 2,523,845 at December 31, 2001
    and 2,543,386 at September 30, 2001)                                         2,588             2,588             2,588
  Additional paid-in capital                                                    14,952            14,955            15,013
  Retained earnings                                                             40,216            36,894            35,760
  Accumulated other comprehensive income                                           964               330               772
  Treasury stock, at cost (102,076 shares at September 30, 2002,
    63,664 shares at December 31, 2001 and 44,123 shares
    at September 30, 2001)                                                      (2,893)           (1,838)           (1,355)
                                                                          -------------------------------------------------
Total stockholders' equity                                                      55,827            52,929            52,778
                                                                          -------------------------------------------------
       Total liabilities and stockholders' equity                             $644,393          $608,020          $606,862
                                                                          =================================================

See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                            THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                                SEPTEMBER 30,                               SEPTEMBER 30,
                                                         2002                 2001                   2002                 2001
                                                        -------              -------                -------              -------
                                                                         (In Thousands, except per share data)
Interest income:
  Interest and fees on loans                            $ 8,799              $ 9,620                $26,059              $29,374
  Interest and dividends on securities:
    Taxable                                                 138                  281                    474                  890
    Tax-exempt                                              210                  231                    671                  723
  Interest on mortgage-backed securities                    484                  476                  1,427                1,517
  Interest on interest bearing deposits in
    banks and federal funds sold                            102                  178                    313                  575
                                                        -------              -------                -------              -------
      Total interest income                               9,733               10,786                 28,944               33,079

Interest expense:
  Interest on deposits                                    2,475                3,874                  7,531               12,514
  Interest on short-term borrowings                          96                  140                    424                1,154
  Interest on long-term borrowings                          523                  696                  1,663                2,176
                                                        -------              -------                -------              -------
      Total interest expense                              3,094                4,710                  9,618               15,844

Net interest income                                       6,639                6,076                 19,326               17,235
Provision for loan losses                                   282                  306                    844                  866
                                                        -------              -------                -------              -------
Net interest income after provision for
  loan losses                                             6,357                5,770                 18,482               16,369

Non-interest income:
  Service charges on deposit accounts                       440                  342                  1,146                  937
  Service charges on loans                                  180                  160                    625                  477
  Securities gains, net                                       0                    0                    210                   88
  Gain on sale of loans, net                                227                   37                    360                   77
  Net gain on sale of premises                               89                  156                    267                  468
  Other                                                     465                  399                  1,427                1,280
                                                        -------              -------                -------              -------
      Total noninterest income                            1,401                1,094                  4,035                3,327

Noninterest expenses:
  Salaries and employee benefits                          2,932                2,563                  8,803                7,717
  Premises and equipment                                    842                  762                  2,465                2,337
  Data processing fees                                      276                  235                    948                  689
  Marketing and business development                        270                  224                    711                  598
  Federal deposit insurance premiums                         24                   25                     75                   73
  Other                                                     813                  725                  2,587                2,188
                                                        -------              -------                -------              -------
      Total noninterest expense                           5,157                4,534                 15,589               13,602

      Income before income taxes                          2,601                2,330                  6,928                6,094
Income taxes                                                863                  773                  2,288                1,948
                                                        -------              -------                -------              -------
      Net income                                        $ 1,738              $ 1,557                $ 4,640              $ 4,146
                                                        =======              =======                =======              =======

Basic earnings per share                                $  0.70              $  0.61                $  1.86              $  1.63
                                                        =======              =======                =======              =======

Diluted earnings per share                              $  0.70              $  0.61                $  1.86              $  1.63
                                                        =======              =======                =======              =======


See notes to unaudited consolidated financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2002                  2001
                                                                                            ----                  ----
                                                                                                 (In Thousands)
Cash Flows From Operating Activities
  Net income                                                                              $  4,640             $  4,146
  Adjustments to reconcile net income to cash
    provided by operating activities:
       Provision for loan losses                                                               844                  866
       Depreciation                                                                            736                  664
       Amortization and accretion of premiums and discounts, net                               117                   29
       Security gains, net                                                                    (210)                 (88)
       Gain on sale of loans, net                                                             (360)                 (77)
       Gain on sale of premises and equipment, net                                            (267)                (468)
       Decrease in accrued interest receivable                                                 124                  299
       Increase (decrease) in accrued interest payable                                        (253)                 150
       Other                                                                                 1,595                 (448)
                                                                                          --------             --------
           Net cash provided by operations before loan originations and sales                6,966                5,073
       Loans originated for sale                                                           (58,715)             (40,909)
       Proceeds from sales of loans                                                         58,066               40,077
                                                                                          --------             --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                         6,317                4,241

Cash Flows From Investing Activities
  Purchase of available-for-sale securities                                                (30,386)             (44,063)
  Proceeds from sales of available-for-sale securities                                       7,008                4,259
  Proceeds from redemptions and maturities of available-for-sale securities                 16,416               52,488
  Net (increase) decrease in loans                                                         (23,675)                (995)
  Purchase of premises and equipment                                                        (1,266)              (1,703)
  Purchase of Federal Home Loan Bank stock                                                    (141)                (349)
                                                                                          --------             --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (32,044)               9,637

Cash Flows From Financing Activities
  Net increase in deposits                                                                  40,292               23,043
  Net increase (decrease) in short-term borrowings                                          (8,000)             (22,240)
  Dividends paid                                                                            (1,318)              (1,373)
  Proceeds from long-term borrowings                                                         6,500                1,000
  Repayment of long-term borrowings                                                         (8,400)              (1,500)
  Increase in advance payments by borrowers for taxes and insurance                          1,110                1,181
  Purchase of treasury stock                                                                (1,072)                   0
  Proceeds from sale of treasury stock                                                          14                  415
                                                                                          --------             --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                         29,126                  526

          INCREASE IN CASH AND CASH EQUIVALENTS                                              3,399               14,404
Cash and cash equivalents at beginning of period                                            37,468               23,196
                                                                                          --------             --------
Cash and cash equivalents at end of period                                                $ 40,867             $ 37,600
                                                                                          ========             ========

Supplemental Cash Flow Information and Noncash Transactions:
  Interest paid                                                                           $  9,882             $ 15,816
  Income taxes paid                                                                          2,358                1,934
  Loans transferred to other real estate owned                                               2,897                  139

Supplemental Schedules of Noncash Investing Activities,
  change in accumulated other comprehensive income, unrealized
  gains on available-for-sale securities, net                                             $    634             $     14

See notes to unaudited consolidated financial statements

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2002

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank of Oconto County (collectively, the Banks), Merchants Merger Corp., CBG Financial Services, Inc., CBG Services, Inc. and Lincoln Neighborhood Redevelopment Corporation. CBG Financial Services was formed in January 2002 to provide non-insured investment and insurance products to the bank's customers. In March 2002 Lincoln Community Bank and Lincoln State Bank merged, with Lincoln State Bank remaining as the surviving entity. In 2002 M&M Services changed its name to CBG Services. Lincoln Neighborhood Redevelopment Corporation was organized for the purpose of redeveloping and rehabilitating certain areas located primarily on the near south side of Milwaukee. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. and CBG Mortgage, Inc. CBG Mortgage was formed in January 2002 to act as the Corporation's mortgage broker. Community Bank of Oconto County also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2001.

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

NOTE B -- EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
Basic:                                                 2002              2001              2002             2001
---------------------------------------------------------------------------------------------------------------------
                                                                 (In Thousands, except per share data)
Net income                                          $ 1,738           $ 1,557           $ 4,640          $ 4,146

Weighted average shares outstanding                   2,485             2,544             2,491            2,543
Basic earnings per share                            $  0.70           $  0.61           $  1.86          $  1.63
                                                =====================================================================
Diluted:
---------------------------------------------------------------------------------------------------------------------
                                                                 (In Thousands, except per share data)
Net income                                          $ 1,738           $ 1,557           $ 4,640          $ 4,146

Weighted average shares outstanding                   2,485             2,544             2,491            2,543
Effect of dilutive stock options outstanding              2                 9                 0                8
                                                ---------------------------------------------------------------------
Diluted weighted average shares outstanding           2,487             2,553             2,491            2,551
Diluted earnings per share                          $  0.70           $  0.61           $  1.86          $  1.63
                                                =====================================================================

NOTE C -- COMPREHENSIVE INCOME

The following table presents our comprehensive income.

                                                          Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                        2002             2001              2002             2001
---------------------------------------------------------------------------------------------------------------------
                                                                             (In Thousands)
Net income                                          $  1,738          $ 1,557           $ 4,640          $ 4,146
Other comprehensive income
Net change in unrealized securities gains                498              149               815            1,081
Reclassification adjustment for gains
     included in net income                                0                0               210               88
Income tax effect                                       (169)             (40)             (391)            (430)
                                                ---------------------------------------------------------------------
Total comprehensive income                          $  2,067          $ 1,666           $ 5,274          $ 4,885
                                                =====================================================================

NOTE D -- LOANS RECEIVABLE

Loans are comprised of the following categories (dollars in thousands):

                                                 September 30,     December 31,    September 30,
                                                     2002             2001             2001
                                                 -----------------------------------------------
First Mortgage:
  Conventional single-family residential          $ 71,084          $ 75,984          $ 85,502
  Commercial and multifamily residential           176,228           180,102           164,635
  Construction                                      35,348            34,744            49,125
  Farmland                                           8,853             7,312             7,395
                                                 -----------------------------------------------
                                                   291,513           298,142           306,657

Commercial business loans                          169,739           140,671           131,191
Consumer and installment loans                      31,183            32,401            31,780
Lease financing                                        123             1,170             1,263
Home equity loans                                    7,445             6,140             5,182
Other                                                1,489             1,978             2,574
                                                 -----------------------------------------------
                                                   209,979           182,360           171,990
                                                 -----------------------------------------------
Total loans                                        501,492           480,502           478,627

Less allowance for loan losses                       6,100             5,563             5,612
                                                 -----------------------------------------------
Loans, net                                        $495,392          $474,939          $473,035
                                                 ===============================================

NOTE E -- PENDING ACQUISITION

On June 3, 2002, we announced that a Definitive Agreement was signed to acquire Fortress Bancshares, Inc. ("Fortress") of Westby, WI. Fortress is a multi-bank holding company that owns three separately chartered community banks located in Wisconsin, Minnesota and Iowa. All seven of Fortress's branch locations are located within a fifty-mile radius of La Crosse, Wisconsin. The purchase price is $30.00 per share and will be payable in a combination of approximately 55% of Merchants and Manufacturers Bancorporation, Inc. common stock and 45% cash. The transaction is expected to close in the fourth quarter of 2002. At September 30, 2002, Fortress had total assets and shareholder's equity of $217.0 million and $16.0 million respectively.

NOTE F -- ADOPTION OF STATEMENT 142

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

NOTE G -- RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE H -- RECENT REGULATORY DEVELOPMENTS

On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules.

The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes:

    a) The creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

    b) Auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

    c)   Additional corporate governance and responsibility measures, including:

         (i) requiring chief executive officer and chief financial officer to certify financial statements;

         (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading;

         (iii) requiring a company's chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and

         (iv)   protecting whistleblowers and informants

    d) Expansion of power of the audit committee, including the requirements that the audit committee:

        (i)     have direct control of the engagement of the outside auditor;

        (ii)    be able to hire and fire the auditor, and

        (iii)   approve all non-audit services

    e) Expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions; mandatory disclosure by analysts of potential conflicts of interest; and a range of enhanced penalties for fraud and other violations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

TOTAL ASSETS

At September 30, 2002 our consolidated total assets were $644.4 million as compared to $608.0 million at December 31, 2001. The growth in loans and short-term investments caused the majority of the increase.

INVESTMENT SECURITIES

Investment securities available-for-sale increased $8.0 million, or 12.1%, from $66.1 million at December 31, 2001, to $74.2 million at September 30, 2002. Purchases of investment securities offset the amounts repaid or maturing during the period.

LOANS RECEIVABLE

Loans receivable and loans held for sale, net of allowance for loan losses increased $21.1 million from $477.3 million at December 31, 2001 compared to $498.4 million at September 30, 2002. The growth in loans can be attributed to the growth in commercial business loans that were partially offset by the decrease in single-family residential loans. In a low interest rate environment, consumers tend to refinance the adjustable rate mortgages that the banks maintain in their own loan portfolios with lower rate 15 and 30-year mortgages that are sold on the secondary market. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At September 30, 2002 we designated $3.0 million of loans as held for sale.

TOTAL DEPOSITS AND BORROWINGS

Total deposits increased $40.3 million, or 8.4%, from $477.8 million on December 31, 2001 to $518.1 million on September 30, 2002. The increase in deposits can be attributed to the growth in retail money market accounts and savings accounts currently offered by our subsidiary banks. Uncertainties in the stock market also contributed to the deposit increase. Short-term borrowings decreased by $8.0 million, or 46.9% from $17.0 million on December 31, 2001 to $9.0 million on September 30, 2002. The funds acquired through deposit growth were used to reduce short-term borrowings. Short-term borrowings consist of federal funds borrowed from correspondent banks and repurchase agreements. Long-term debt decreased by $1.9 million, or 3.4%, from $55.8 million on December 31, 2001 to $53.9 million on September 30, 2002. Long-term debt consists of Federal Home Loan Bank advances.

CAPITAL RESOURCES

Stockholders' equity at September 30, 2002 was $55.8 million compared to $52.9 million at December 31, 2001, an increase of $2.9 million. The change in stockholders' equity consists of net income of $4.6 million, less payments of dividends to shareholders of $1.3 million, the net cost from the purchase of treasury stock of $1.1 million and a $634,000 net increase in accumulated other comprehensive income. We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board's risk-based guidelines capital is measured against our subsidiary bank's risk-weighted assets. Our tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 10.2% at September 30, 2002, well above the 4.0% minimum required. Total capital to risk-adjusted assets was 11.4%; also well above the 8.0% minimum requirement. The leverage ratio was at 8.7% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be "well capitalized" as well.

In light of our pending acquisition of Fortress, we will be required to add to our capital via a trust preferred securities offering in order to maintain our "well capitalized" classification. As our acquisition orientated growth strategy continues, we may be required to add additional capital to maintain our current "well capitalized" rating.

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

Nonperforming assets are summarized, for the dates indicated, as follows (dollars in thousands):

                                                  September 30,    December 31,    September 30,
                                                      2002             2001            2001
                                                 ---------------  --------------   -------------
Non-accrual loans:
    Conventional single-family residential          $  564            $  723           $  893
    Commercial and multifamily residential             858             2,717            1,266
    Commercial business loans                          715               558              591
    Consumer and installment loans                     522               431              405
                                                   -------           -------          -------
        Total non-accrual loans                      2,659             4,429            3,155

Other real estate owned                              2,877               139              230
                                                   -------           -------          -------
        Total nonperforming assets                  $5,536            $4,568           $3,385
                                                   =======           =======          =======
RATIOS:
Non-accrual loans to total loans                      0.54%             0.93%            0.67%
Nonperforming assets to total assets                  0.86              0.75             0.56
Loan loss allowance to non-accrual loans            229.41            125.60           177.88
Loan loss allowance to total loans                    1.22              1.16             1.17

Nonperforming assets increased by $968,000 from $4.6 million at December 31, 2001 to $5.5 million at September 30, 2002, an increase of 21.2%. The growth in other real estate owned lead to the increase. Currently there are three properties that constitute the other real estate owned. We believe that any losses on current non-accrual loans balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.

The following table presents changes in the allowance for loan losses (dollars in thousands):

                                                         Three Months Ended                      Nine Months Ended
                                                   September 30,     September 30,        September 30,       September 30,
                                                        2002              2001                2002                 2001
                                                  ---------------------------------      -------------------------------------
Balance at beginning of period                         $5,927             $5,350                 $5,563              $5,010
  Provision for loan losses                               282                306                    844                 866
  Charge-offs:
    Commercial and multifamily residential                  0                  0                      0                   0
    Commercial business loans                               1                  1                     90                 104
    Consumer and installment loans                        120                 45                    307                 169
                                                  ---------------------------------      -------------------------------------
      Total charge-offs                                   121                 46                    397                 273
                                                  ---------------------------------      -------------------------------------

  Recoveries:
    Commercial and multifamily residential                  0                  1                     17                   1
    Commercial business loans                               0                  0                      5                   0
    Consumer and installment loans                         12                  1                     68                   8
                                                  ---------------------------------      -------------------------------------
      Total recoveries                                     12                  2                     90                   9
                                                  ---------------------------------      -------------------------------------
Net charge-offs                                           109                 44                    307                 264
                                                  ---------------------------------      -------------------------------------

Balance at September 30,                               $6,100             $5,612                 $6,100              $5,612
                                                  =================================      =====================================

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the third quarter 2002 is consistent with prior periods.

POTENTIAL PROBLEM LOANS

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled bank Board of Directors meeting, a watch list is presented, showing all loans listed as "Management Attention," "Substandard," "Doubtful" and "Loss." An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention. As of September 30, 2002 the loans classified as Management Attention were $21.5 million compared to $14.6 million as of December 31, 2001, an increase of $6.9 million or 47.3%. The increase can be attributed to the economic downturn currently being experienced by our commercial loan customers.

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

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET INTEREST INCOME

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income for the three months ended September 30, 2002 was $6.6 million, an increase of 9.3% from the $6.1 million reported for the same period in 2001. An improved net interest margin was the primary reason for the improvement in the second quarter net interest income. The reduction in market interest rates during the quarter caused the average rate paid on deposits and borrowings to decrease from 3.91% for the three months ended September 30, 2001 to 2.45% for the three month period ending September 30, 2002. Net interest income for the nine months ended September 30, 2002 was $19.3 million, an increase of 12.1% from the $17.2 million reported for the same period in 2001. The reduced interest expense on deposits and borrowings was the primary reason for the improvement in the year-to-date net interest income.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

                   AVERAGE BALANCES, INTEREST RATES AND YIELDS


                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                              ----------------------------------------
                                                               2002                               2001
                                                               ----                               ----
                                                  AVERAGE               AVERAGE      AVERAGE                AVERAGE
                                                  BALANCE    INTEREST     RATE       BALANCE     INTEREST     RATE
                                                --------------------------------------------------------------------
ASSETS
Loans,net (1)(2)                                  $500,561     $8,783      6.96%     $476,777     $9,596      7.99%
Loans exempt from federal income taxes (3)           1,362         24      6.99%        1,594         36      8.96%
Taxable investment securities (4)                   13,701        138      4.00%       20,849        281      5.35%
Mortgage-related securities (4)                     42,223        484      4.55%       30,156        476      6.26%
Investment securities exempt from federal
     income taxes (3)(4)                            19,295        318      6.54%       20,551        350      6.76%
Other securities                                    18,141        102      2.23%       19,855        178      3.56%
                                                  --------     ------                --------     ------
Interest earning assets                            595,283      9,849      6.56%      569,782     10,917      7.60%
                                                               ------
Non interest earning assets                         35,841                             31,957
                                                  --------                           --------
Average assets                                    $631,124                           $601,739
                                                  ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW deposits                                       $36,150         76      0.83%      $31,126        119      1.52%
Money market deposits                              108,842        470      1.71%       91,067        756      3.29%
Savings deposits                                    79,095        228      1.14%       73,381        291      1.57%
Time deposits                                      206,865      1,701      3.26%      216,233      2,708      4.97%
Short-term borrowings                               15,212         96      2.50%       14,002        140      3.97%
Long-term borrowings                                54,141        523      3.83%       53,549        696      5.16%
                                                  --------     ------                --------     ------
Interest bearing liabilities                       500,305      3,094      2.45%      479,358      4,710      3.90%
                                                  --------     ------                --------     ------
Demand deposits and other non  interest
     bearing liabilities                            75,948                             70,623
Stockholders' equity                                54,871                             51,758
                                                  --------                           --------
Average liabilities and stockholders' equity      $631,124                           $601,739
                                                  ========                           ========
Net interest spread (5)                                        $6,755      4.11%                  $6,207      3.70%
Net interest earning assets                        $94,978                            $90,424
Net interest margin on a fully tax
     equivalent basis (6)                                                  4.50%                              4.32%
Net interest margin (6)                                                    4.42%                              4.23%
Ratio of average interest-earning assets to
     average interest-bearing liabilities                                  1.19                               1.19

-------------------------

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

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):


                   AVERAGE BALANCES, INTEREST RATES AND YIELDS

                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                             ----------------------------------------
                                                               2002                              2001
                                                               ----                              ----
                                                  AVERAGE               AVERAGE    AVERAGE                AVERAGE
                                                  BALANCE    INTEREST     RATE     BALANCE     INTEREST     RATE
                                                --------------------------------------------------------------------
ASSETS
Loans, net (1)(2)                                $491,233    $26,008      7.08%   $476,881    $29,298     8.21%
Loans exempt from federal income taxes (3)          1,432         79      7.38%      1,709        115     9.00%
Taxable investment securities (4)                  14,859        474      4.26%     22,730        890     5.24%
Mortgage-related securities (4)                    37,553      1,427      5.08%     31,695      1,517     6.40%
Investment securities exempt from
     federal income taxes (3)(4)                   20,272      1,017      6.71%     21,282      1,095     6.88%
Other securities                                   18,524        313      2.26%     14,506        575     5.30%
                                                 --------    -------              --------    -------
Interest earning assets                           583,873     29,318      6.71%    568,803     33,490     7.87%
                                                             -------                          -------
Non interest earning assets                        35,507                           31,661
                                                 --------                         --------
Average assets                                   $619,380                         $600,464
                                                 ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW deposits                                      $35,801        247      0.92%    $32,084        483     2.01%
Money market deposits                              94,689      1,172      1.65%     86,173      2,648     4.11%
Savings deposits                                   77,340        654      1.13%     71,465        981     1.84%
Time deposits                                     206,927      5,458      3.53%    209,465      8,402     5.36%
Short-term borrowings                              24,265        424      2.34%     29,508      1,154     5.23%
Long-term borrowings                               54,439      1,663      4.08%     52,943      2,176     5.50%
                                                 --------    -------              --------    -------
Interest bearing liabilities                      493,461      9,618      2.61%    481,638     15,844     4.40%
                                                 --------    -------              --------    -------
Demand deposits and other non interest
     bearing liabilities                           72,340                           68,191
Stockholders' equity                               53,579                           50,635
                                                 --------                         --------
Average liabilities and stockholders' equity     $619,380                         $600,464
                                                 ========                         ========
Net interest spread (5)                                      $19,700      4.11%               $17,646     3.47%
Net interest earning assets                       $90,412                          $87,165
Net interest margin on a fully tax
     equivalent basis (6)                                                 4.51%                           4.15%
Net interest margin (6)                                                   4.43%                           4.05%
Ratio of average interest-earning assets to
     average interest-bearing liabilities                                 1.18                            1.18

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

              VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

                                              THREE MONTHS ENDED SEPTEMBER 30, 2002         NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                 COMPARED TO SEPTEMBER 30, 2001                 COMPARED TO SEPTEMBER 30, 2001
                                           -----------------------------------------------------------------------------------------
                                            CHANGE     CHANGE      CHANGE                 CHANGE     CHANGE      CHANGE
                                            DUE TO     DUE TO      DUE TO      TOTAL      DUE TO     DUE TO      DUE TO      TOTAL
                                            VOLUME      RATE        MIX        CHANGE     VOLUME      RATE        MIX        CHANGE
                                           -----------------------------------------------------------------------------------------
Interest-Earning Assets:
   Loans, net (1)                           $478     ($1,230)      ($61)        ($813)     $882     ($4,050)      ($122)    ($3,290)
   Loans exempt from federal income
     taxes (2)                                (5)         (8)         1           (12)      (18)        (21)          3         (36)
   Taxable investment securities             (96)        (71)        24          (143)     (308)       (165)         57        (416)
   Mortgage-related securities               190        (130)       (52)            8       280        (312)        (58)        (90)
   Investment securities exempt from
     federal income taxes (2)                (22)        (11)         1           (32)      (52)        (27)          1         (78)
   Other securities                          (16)        (66)         6           (76)      159        (330)        (91)       (262)
                                            ----     -------    -------      --------     -----     -------     -------    --------
     Total interest-earning assets          $529     ($1,516)      ($81)      ($1,068)     $943     ($4,905)      ($210)    ($4,172)
                                            ====     =======    =======      ========     =====     =======     =======    ========
Interest-Bearing Liabilities:
   NOW deposits                             $ 20        ($54)       ($9)         ($43)      $56       ($262)       ($30)      ($236)
   Money market deposits                     148        (363)       (71)         (286)      262      (1,582)       (156)     (1,476)
   Savings deposits                           23         (79)        (7)          (63)       81        (377)        (31)       (327)
   Time deposits                            (117)       (930)        40        (1,007)     (102)     (2,877)         35      (2,944)
   Short-term borrowings                      12         (52)        (4)          (44)     (205)       (638)        113        (730)
   Long-term borrowings                        8        (179)        (2)         (173)       61        (559)        (15)       (513)
                                            ----     -------    -------      --------     -----     -------     -------    --------
     Total interest-bearing liabilities     $ 94     ($1,657)      ($53)      ($1,616)    $ 153     ($6,295)    ($   84)   ($ 6,226)
                                            ====     =======    =======      ========     =====     =======     =======    ========
Net change in net interest income                                                $548                                      $  2,054
                                                                             ========                                      ========

------------------------------

(1) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

(2) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

PROVISION FOR LOAN LOSSES

For the three months ended September 30, 2002, the provision for loan losses was $282,000 compared to $306,000 for the same period in 2001. For the nine months ended September 30, 2002, the provision for loan losses was $844,000 compared to $866,000 for the same period in 2001. The provision was made to support the growth in the loan portfolio that began in 1999 as well as the increase in nonperforming assets in 2001 and 2002. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2002 was $1.4 million compared to $1.1 million for the three months ended September 30, 2001, an increase of $307,000, or 28.1%. Non-interest income for the nine months ended September 30, 2002 was $4.0 million compared to $3.3 million for the nine months ended September 30, 2001, an increase of $708,000, or 21.3%. The increase was due to the increased service charges collected on deposit accounts, gains on the sales of investment securities and gains on the sale of loans.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended September 30, 2002 was $5.2 million compared to $4.5 million for the three months ended September 30, 2001, an increase of $623,000, or 13.7%. Non-interest expense for the nine months ended September 30, 2002 was $15.6 million compared to $13.6 million for the nine months ended September 30, 2001, an increase of $1.9 million, or 14.6%. Salaries and employee benefits increased $369,000 or 14.4% from $2.6 million for the three-month period ended September 30, 2001 to $2.9 million for the 2002 three-month period. Salaries and employee benefits increased $1.1 million or 14.1% from $7.7 million for the nine-month period ended September 30, 2001 to $8.8 million for the nine-month period ended September 30, 2002. Employee bonus payments, higher benefit costs and additions of new personnel accounted for the change. The increased employee bonus payments can be attributed to higher than anticipated 2001 earnings on which the bonus payment is based. Data processing fees increased $41,000 or 17.4% from $235,000 for the three months ended September 30, 2001 to $276,000 for the 2002 three-month period. Data processing fees increased $259,000 or 37.6% from $689,000 for the nine months ended September 30, 2001 to $948,000 for the 2002 nine-month period. The merger of Lincoln State Bank and Lincoln Community Bank and the formation of CBG Mortgage, Inc. as well as a contractual adjustment to our data processing agreement caused the change for the nine-month period. Marketing and business development expenses increased $46,000 or 20.5% from $224,000 for the three months ended September 30, 2001 to $270,000 for the 2002 three-month period. Marketing and business development expenses increased $113,000 or 18.9% from $598,000 for the nine months ended September 30, 2001 to $711,000 for the 2002 nine-month period. The introduction of our Link Financial Services products caused the increase.

INCOME TAXES

Income before taxes for the three-month period ended September 30, 2002 was $2.6 million compared to $2.3 million for the three months ended September 30, 2001, an increase of $271,000, or 11.6%. Income before taxes for the nine-month period ended September 30, 2002 was $6.9 million compared to $6.1 million for the nine months ended September 30, 2001, an increase of $834,000, or 13.7%. The income tax expense for the three months ended September 30, 2002 increased $90,000 over the same period in 2001, while the income tax expense for the nine months ended September 30, 2002 increased $340,000 over the nine-month period in 2001. The effective tax rate for the three months ended September 30, 2002 and September 30, 2001 was 33.2%. The effective tax rate for the nine months ended September 30, 2002 was 33.0% compared to 32.0% for the nine months ended September 30, 2001.

NET INCOME

On an after tax basis, for the three month period ended September 30, 2002, we reported net income of $1.7 million compared to $1.6 million for the same period in 2001 an increase of 11.6% and for the nine month period ended September 30, 2002, we reported net income of $4.6 million compared to $4.1 million for the same time period in 2001 an increase of 11.9%.

LIQUIDITY

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $6.3 million and $4.2 million for the nine months ended September 30, 2002 and 2001, respectively, an increase of $2.1 million, due primarily to a larger decrease in other liabilities in the 2002 period. Net cash used in or provided by investing activities increased by $41.7 million, to $32.0 million used in for the nine months ended September 30, 2002 from $9.6 million provided by in the same period in 2001. Our lending activities for the first nine months of 2002 compared to 2001 used additional cash flows of $23.7 million due primarily to an increase in loans, net of principal collections in the 2002 period, compared to using $995,000 in the 2001 period. Net cash provided by financing activities was $29.1 million for the nine months ended September 30, 2002 while $526,000 was used in the nine month period of 2001. The $28.6 million increase in net cash provided by financing activities was primarily due to a $40.3 million increase in deposits in the 2002 period compared to a $23.0 million increase in 2001.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 2002. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.


                                                                     AMOUNTS MATURING OR REPRICING AS OF SEPTEMBER 30, 2002
                                                          -----------------------------------------------------------------------
                                                              WITHIN     SIX TO TWELVE   ONE TO FIVE        OVER
                                                            SIX MONTHS       MONTHS         YEARS        FIVE YEARS       TOTAL
                                                          -----------------------------------------------------------------------
                                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                                     $32,167        $22,462       $136,656        $17,955       $209,240
Adjustable-rate mortgage loans                                 39,863          8,478         19,747              0         68,088
                                                          -----------------------------------------------------------------------
      Total mortgage loans                                     72,030         30,940        156,403         17,955        277,328
Commercial business loans                                      89,377         17,662         75,396          3,347        185,782
Consumer loans                                                  9,503          3,726         17,685          1,758         32,672
Home equity loans                                               6,748             44            653              0          7,445
Tax-exempt loans                                                  300             13            354            518          1,185
Lease financing                                                     0            123              0              0            123
Mortgage-related securities                                    13,491         13,522              0         16,838         43,851
Fixed rate investment securities and other                      2,127          2,833          8,484         13,596         27,040
Variable rate investment securities and other                  24,608          3,715             50              0         28,373
                                                          -----------------------------------------------------------------------
      Total interest-earning assets                          $218,184        $72,578       $259,025        $54,012       $603,799
                                                          =======================================================================
Interest-bearing liabilities:
Deposits
  Time deposits                                              $118,888        $44,786        $41,892             $0       $205,566
  NOW accounts                                                  2,257          2,257         22,568         10,531         37,613
  Savings accounts                                              5,011          4,541         45,413         21,193         76,158
  Money market accounts                                        23,330          6,749         67,493         31,497        129,069
  Borrowings                                                   25,546          5,400         25,500          6,500         62,946
                                                          -----------------------------------------------------------------------
      Total interest-bearing liabilities                     $175,032        $63,733       $202,866        $69,721       $511,352
                                                          =======================================================================
Interest-earning assets less
  interest-bearing liabilities                                $43,152         $8,845        $56,159       ($15,709)       $92,447
                                                          =======================================================================
Cumulative interest rate sensitivity gap                      $43,152        $51,997       $108,156        $92,447
                                                          ========================================================
Cumulative interest rate sensitivity gap as a
  percentage of total assets                                    6.70%          8.07%         16.78%         14.35%
                                                          ========================================================


At September 30, 2002, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 6.70% for six months and a positive 8.07% for one-year maturities. Therefore, the Corporation is positively gapped at one year and may benefit from rising interest rates.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
(1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write--offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; and (10) changes in accounting principles, policies or guidelines.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Corporation's Chairman of the Board and Principal Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chairman of the Board and Principal Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Corporation (and its consolidated subsidiaries) required to be included in the periodic reports the Corporation is required to file and submit to the SEC under the Exchange Act.

There have been no significant changes to the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

                As of September 30, 2002 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.         Changes in Securities -- NONE

Item 3          Defaults upon Senior Securities -- NONE

Item 4          Submission of Matters to Vote of Security Holders - NONE

Item 5          Other Information -- NONE

Item 6          Exhibits and Reports on Form 8-K

                (a) Exhibits -- The following exhibits are either filed as part of this report:

                   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Corporation's Chairman of the Board of Directors and Principal Executive Officer.

                   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Corporation's Chief Financial Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MERCHANTS AND MANUFACTURERS
                                                 BANCORPORATION, INC.
                                    --------------------------------------------
                                                    (Registrant)




Date   November 13, 2002               /s/ Michael J. Murry
     ----------------------          --------------------------------------
                                       Michael J. Murry
                                       Chairman of the Board of Directors
                                            and Principal Executive Officer

Date   November 13, 2002               /s/ James C. Mroczkowski
     ----------------------          --------------------------------------
                                       James C. Mroczkowski
                                       Executive Vice President & Chief
                                            Financial Officer
                                       Principal Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Michael J. Murry, Chairman of the Board of Directors and Principal Executive Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Merchant and Manufacturers Bancorporation, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

        /s/ Michael J. Murry
        -------------------------------------
        Michael J. Murry
        Chairman of the Board of Directors and Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, James C. Mroczkowski, Executive Vice President and Chief Financial Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Merchants and Manufacturers Bancorporation, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

        /s/ James C. Mroczkowski
        -------------------------------------------------
        James C. Mroczkowski
        Executive Vice President and Chief Financial Officer