Form 10-K
period 2002-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2003-03-31
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2002

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from  _________________ to _____________________

Commission file number 0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Wisconsin                                  39-1413328
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                          Identification Number)

                       19105 West Capitol Drive, Suite 200
                           Brookfield, Wisconsin 53045
                           ---------------------------
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (262) 790-2120

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [ ] No [X].

As of June 28, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) the aggregate market value of the shares (based upon the average bid/ask price) held by non-affiliates was approximately $66,916,000.

As of March 1, 2003, 2,875,115 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Registrant are incorporated by reference into Part III of this report.

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                      *****

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                                                   Page
                                                                                                                   ----
PART I
         Item 1.         Business                                                                                    3
         Item 2.         Properties                                                                                  8
         Item 3.         Legal Proceedings                                                                           9
         Item 4.         Submission of Matters to a Vote of Security Holders                                         9

PART II
         Item 5.         Market for Registrant's Common Equity and Related Stockholder's Matters                    10
         Item 6.         Selected Financial Data                                                                    11
         Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations      12
         Item 7a.        Quantitative and Qualitative Disclosures About Market Risk                                 26
         Item 8.         Financial Statements and Supplementary Data                                                27
         Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       27

PART III
         Item 10.        Directors and Executive Officers of the Registrant                                         28
         Item 11.        Executive Compensation                                                                     28
         Item 12         Security Ownership of Certain Beneficial Owners and Management and Related
                         Stockholder Matters                                                                        28
         Item 13.        Certain Relationships and Related Transactions                                             28
         Item 14.        Controls and Procedures                                                                    28

PART IV
         Item 15.        Exhibits, Financial Statements Schedules and Reports on Form 8-K                           29
                         Signatures
                         Certifications

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Merchants & Manufacturers Bancorporation, Inc. ("Merchants") was incorporated in Wisconsin in 1983 and is a registered bank holding company under the Bank Holding Company Act of 1956. As of December 31, 2002, we had total consolidated assets of $909.1 million, consolidated loans of $665.4 million and consolidated deposits of $729.4 million. Our executive offices are located at 19105 West Capitol Drive, Brookfield, Wisconsin 53045 (telephone number (262) 790-2120).

         We are engaged in the community banking business through our Community BancGroup(TM), which includes our seven bank subsidiaries. We operate five bank subsidiaries in Wisconsin including; Lincoln State Bank; Grafton State Bank; Franklin State Bank; Community Bank of Oconto County and Fortress Bank of Westby. We also operate two additional bank subsidiaries, Fortress Bank of Cresco and Fortress Bank, N.A., which operate in Iowa and Minnesota, respectively.

         Through our banks, we provide a broad range of services to individual and commercial customers. Collectively, our subsidiary banks enjoy the competitive advantages of being able to offer the products, services, operational capacity and the lending limit of a larger institution with the timely personal customer service typically offered by a community bank.

         In addition to traditional bank products, we offer our customers a broad range of residential mortgage services through CBG Mortgage, Inc., a subsidiary of Grafton State Bank, and a full range of investment and life insurance products through CBG Financial Services, Inc. Each of these subsidiaries enable our member banks to provide a full range of financial products to their customers as well as contribute non-interest income to us.

         We also operate three additional non-bank operating subsidiaries:
Lincoln Neighborhood Redevelopment Corporation, which was organized in 1988 for the purpose of redeveloping and rehabilitating certain areas located primarily on the near south side of Milwaukee; CBG Services, Inc., which was formed in 1994 to provide operational services to our banks; and Merchants Merger Corporation which was formed in 1999 to facilitate bank acquisitions.

GROWTH STRATEGY

         Over the last three years, our total assets have increased from $533 million as of December 31, 1999 to $909 million as of December 31, 2002. During the same three-year period, our earnings per share has increased from $1.58 to $2.53. The substantial increase in both total assets and earnings per share is a direct result of the implementation of our growth strategy. The key elements of our growth strategy include acquisitions, internal growth and a focus on expanding our non-interest income.

         ACQUISITIONS. We believe there are significant opportunities to establish our presence in additional markets through the acquisition of selected community banks, individual branches and other financial service businesses, primarily in Wisconsin. We generally look at four things when analyzing a potential acquisition:

         - the profitability of the institution on a historical and forward looking basis;

         - the stability and experience of the management team and board of directors;

         - the growth potential of the geographical markets in which the institution operates; and

         - the asset quality track record of the institution and management.

         INTERNAL GROWTH. While we made acquisitions in 1999, 2001 and 2002, significant opportunities exist to expand through internal growth by delivering quality products and by providing personal service to individuals and small to mid-sized businesses. By focusing on customer service and convenience, we provide the opportunity for customers to receive the personalized service that they find attractive in smaller organizations and still realize many of the efficiencies available to larger organizations.

         In addition, we intend to expand through internal growth with the addition of quality employees and through de novo branching into new markets by our existing bank subsidiaries. Throughout 2002, Merchants made a significant investment in recruiting and developing highly qualified and productive loan officers. Merchants also entered new, high growth markets through branching. For instance, Community Bank of Oconto County opened a branch in Little Suamico, during 2002. The branch is located in a key growth corridor along a major highway approximately 15 miles North of downtown Green Bay.

         NON-INTEREST INCOME. Through CBG Financial Services, Inc., and its Link Community Financial Services, LLC subsidiary, we have significantly enhanced our ability to provide investment and insurance products to our current customer base. For example, as of December 31, 2002, Link had seven representatives strategically located and dedicated to providing customers with a full range of financial services. Over time, we expect this line of business to significantly enhance our relationships with current bank customers and also provide the subsidiary banks with additional opportunities for deposit and loan growth as our investment and insurance customer base expands over time.

RECENT ACQUISITIONS

         During 2002, we expanded our operations into seven new markets, all of which are located in a 90-mile radius of La Crosse, Wisconsin, through an acquisition. On November 30, 2002, we acquired Fortress Bancshares, Inc. ("Fortress") and its wholly-owned subsidiaries, Fortress Bank of Westby, Wisconsin, Fortress Bank of Cresco, Iowa and Fortress Bank, N.A. headquartered in Houston, Minnesota ("Fortress Banks"). The purchase price for Fortress was $21.5 million including $9.5 million in cash and 390,000 shares of common stock valued at $11.7 million based on the average price over the contractual pricing period. At the date of the acquisition Fortress had consolidated assets of $222.5 million, consolidated loans of $144.8 million and consolidated deposits of $175.2 million.

OUR BANK SUBSIDIARIES

         We currently provide community-oriented, commercial and retail banking services to individuals as well as to small to mid-size businesses in our communities through 34 banking facilities in Wisconsin, Iowa & Minnesota. The Banks have consistent products, services and delivery systems and comply with similar regulatory guidance. As such they are not segments as that term is defined in Financial Accounting Standards Board Statement 131. The table below provides information regarding each of our banks and their respective markets.

                                                                       TOTAL ASSETS AT                                 NUMBER OF
          BANK              YEAR ORGANIZED       YEAR ACQUIRED        DECEMBER 31, 2002       COMMUNITIES SERVED       FACILITIES
          ----              --------------       -------------        -----------------       ------------------       ----------
                                                                    (DOLLARS IN THOUSANDS)
Lincoln State Bank               1919                1983                 $351,442              Milwaukee, WI              7
                                                                                                 Muskego, WI               2
                                                                                                Brookfield, WI             1
                                                                                                Greenfield, WI             2
                                                                                              Hales Corners, WI            1
                                                                                                New Berlin, WI             2
                                                                                                 Pewaukee, WI              1
                                                                                                West Allis, WI             1

Grafton State Bank               1906                1999                 $158,131               Grafton, WI               2
                                                                                                Saukville, WI              1

Franklin State Bank              1982                1984                  $85,772               Franklin, WI              3

Community Bank of Oconto         1989                2001                  $75,557             Oconto Falls, WI            1
County                                                                                           Gillett, WI               1
                                                                                              Little Suamico, WI           1

Fortress Bank of Westby          1992                2002                 $112,657                Westby, WI               2
                                                                                               Coon Valley, WI             1
                                                                                                West Salem, WI             1
                                                                                                Chaseburg, WI              1

Fortress Bank of Cresco          1996                2002                  $63,366                Cresco, IA               1

Fortress Bank, N.A.              1993                2002                  $56,539               Houston, MN               1
                                                                                                  Winona, WI               1

OUR BANKS

         Through our banks, we provide a broad range of services to individual and commercial customers. These services include accepting demand, savings and time deposits, including regular checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts and club accounts. Our banks also make secured and unsecured commercial, mortgage, construction and consumer term loans on both a fixed and variable rate basis. The terms on the loans retained in the banks' portfolios generally range from one month to five years. Our banks also provide lines of credit to commercial borrowers and to individuals through home equity loans.

         Lincoln State Bank. Lincoln State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1919. It operates seven full service branch offices in the southeastern Wisconsin communities of Milwaukee, Muskego, New Berlin, Brookfield and Pewaukee. In addition it operates ten limited hours facilities in Milwaukee and Waukesha Counties. At December 31, 2002, Lincoln State Bank comprised 38.7% of our consolidated assets.

         Grafton State Bank. Grafton State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1907. Its principal office and a branch office are located in Grafton, Wisconsin and another branch office is located in Saukville, Wisconsin. At December 31, 2002, Grafton State Bank comprised 17.4% of our consolidated assets.

         Franklin State Bank. Franklin State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1982. Its principal office and a branch office are located in Franklin, Wisconsin. At December 31, 2002, Franklin State Bank comprised 9.4% of our consolidated assets. In addition it also operates a limited hours facility in Franklin.

         Community Bank of Oconto County. Community Bank of Oconto County is a full service commercial bank serving all of Oconto County and the eastern portion of Shawano County. In addition to the main office in the city of Oconto Falls, which is located approximately 25 miles north of Green Bay, Wisconsin, Community Bank of Oconto County operates two branch offices, one located in the city of Gillett and another located in the town of Little Suamico. At December 31, 2002, Community Bank of Oconto County comprised 8.3% of our consolidated assets.

         Fortress Bank of Westby. The Fortress Bank of Westby is a full service commercial bank serving the banking needs of LaCrosse County, southeastern Monroe County and northern Vernon County, Wisconsin. The Fortress Bank of Westby has offices in the southwestern Wisconsin communities of Westby, Coon Valley, Chaseburg, and West Salem. At December 31, 2002, The Fortress Bank of Westby comprised 12.4% of our consolidated assets.

         Fortress Bank of Cresco. The Fortress Bank of Cresco is a full service commercial bank serving the banking needs of eastern Howard County and western Winneshiek County, Iowa from its office in Cresco, Iowa. At December 31, 2002, The Fortress Bank of Cresco comprised 7.0% of our consolidated assets.

         Fortress Bank, N.A. Fortress Bank, N.A., Houston, Minnesota is a full service commercial bank serving the customers in Houston, Minnesota and northeast Winona Counties in Minnesota from offices in Houston and Winona. At December 31, 2002, The Fortress Bank, N.A. comprised 6.2% of our consolidated assets.

OUR OPERATING SUBSIDIARIES

         CBG Financial Services, Inc. was formed in 2002 to provide non-insured investment and insurance products to customers of the Banks. For the twelve months ended December 31, 2002, CBG Financial Services had revenues of $215,000.

         CBG Mortgage, Inc. was formed in 2002 to act as our mortgage broker. As of December 31, 2002, CBG Mortgage services $135.0 million of residential mortgages.

         Fortress Mortgage Services Company acts as the mortgage broker for the Fortress Banks. As of December 31, 2002, Fortress Mortgage services $52.1 million of residential mortgages.

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

         - pursuing means to preserve and create jobs; o encouraging appropriate land-use;

         -        involving community residents in economic planning; and

         -        retaining and attracting businesses.

         As of December 31, 2002, the Redevelopment Corporation had assets of $901,000, $574,000 in liabilities and equity of $327,000.

         CBG Services, Inc. M&M Services was formed in January 1994 and changed its name to CBG Services, Inc. in 2002. CBG Services provides operational services to our banks. These services include, but are not limited to:

         -        human resources;

         -        auditing;

         -        marketing;

         -        financial analysis;

         -        loan document preparation;

         -        loan credit analysis;

         -        item processing;

         -        compliance;

         -        training; and

         -        operations.

         Merchants Merger Corp. Merchants Merger Corp. was formed in 1999 to facilitate mergers and future acquisitions.

OTHER SUBSIDIARIES

         Lincoln State Bank, Grafton State Bank, Community Bank of Oconto County and Fortress Bank of Westby each have a wholly owned subsidiary. In 1991 an investment subsidiary known as M&M - Lincoln Investment Corporation was formed to manage the majority of Lincoln State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of mortgage-backed and other investment securities from Lincoln State Bank in exchange for 100% of the stock of the subsidiary. In 1992 an investment subsidiary known as Westby Investment Company, Inc. was formed to manage the majority of the Fortress Bank of Westby's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $10 million of municipal and other investment securities from the Fortress Bank of Westby in exchange for 100% of the stock of the subsidiary. In 1996 an investment subsidiary known as GSB Investments, Inc. was formed to manage the majority of Grafton State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $10 million of mortgage-backed and other investment securities from Grafton State Bank in exchange for 100% of the stock of the subsidiary. In 2001 an investment subsidiary known as CBOC Investments, Inc. was formed to manage the majority of the Community Bank of Oconto County's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $11 million of municipal and other investment securities from Community Bank of Oconto County in exchange for 100% of the stock of the subsidiary. These subsidiaries are an intrinsic component of their respective parent banks and assets thereof are included in the total assets of the respective Banks above.

COMPETITION

         Our banks serve their surrounding communities in their respective markets located in Wisconsin, Iowa and Minnesota. There are presently in excess of one hundred other financial institutions in our service areas that directly compete with one or more of our banks. Our banks compete with other commercial banks, savings banks, credit unions, mortgage brokers, small-loan companies, insurance companies, investment banking firms and large retail companies.

         The principal methods of competition include, interest rates paid on deposits and charged on loans, personal contacts and efforts to obtain deposits and loans and types and quality of services provided and convenience of the locations.

EMPLOYEES

         At December 31, 2002, we (along with our subsidiaries) employed 281 full-time and 122 part-time employees. We provide a wide range of benefits to employees, including educational activities, and consider our employee relations to be excellent. We conduct extensive training programs in order to enhance job-related knowledge and skills of our people and to train our employees with a sales-oriented approach to customers. Eligible employees participate in a 401(k) plan as well as group life and major medical insurance programs. None of our employees are represented by a labor union.

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

RECENT LEGISLATION

         In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates or will require financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

         On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes: a) The creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; b) Auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; c) Additional corporate governance and responsibility measures, including: (i) requiring chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring a company's chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants; d) Expansion of power of the audit committee, including the requirements that the audit committee: (i) have direct control of the engagement of the outside auditor; (ii) be able to hire and fire the auditor, and (iii) approve all non-audit services; e) Expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions; mandatory disclosure by analysts of potential conflicts of interest; and a range of enhanced penalties for fraud and other violations.

         The earnings and business of Merchants and Manufacturers Bancorporation and its bank subsidiaries also are affected by the general economic and political conditions in the United States and abroad and by monetary and fiscal policies of various federal agencies. The Federal Reserve Board impacts the competitive conditions under which we operate by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of our organization cannot be predicted with certainty.

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

BANK REGULATIONS

         The Wisconsin banks operate under Wisconsin state bank charters and the four are subject to regulation by the Wisconsin Department of Financial Institutions Division of Banking and the FDIC. The Fortress Bank of Westby, however operates as a member of the Federal Reserve Bank and is therefore regulated by that agency and the Wisconsin Department of Financial Institutions Division of Banking. The Fortress Bank of Cresco, Iowa operates under an Iowa state bank charter and is a member of the Federal Reserve Bank and is subject to regulation by that agency and the Iowa Division of Banking. Fortress Bank, N.A., operates as a national banking association and is subject to regulation by the Office of the Comptroller of the Currency. The state banking regulators detailed above, the FDIC, the Comptroller of the Currency, and the Federal Reserve Bank regulate or monitor all areas of the banks' operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, acquisitions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The regulators place limitations on activities of the banks including the issuance of capital notes or debentures and the holding of real estate and personal property and require the banks to maintain a certain ratio of reserves against deposits. The regulators also require the banks to file reports annually showing receipts and disbursements of the banks, in addition to any periodic reports requested.

ITEM 2. PROPERTIES

         In 2002 our corporate headquarters relocated to an office building located in Brookfield, Wisconsin. We lease approximately 5,000 square feet from the building's owner. At this location, we maintain our corporate operations and personnel.

         The main office of Lincoln State Bank is at located at 3131 South 13th Street, Milwaukee, Wisconsin in a one-story building. Lincoln State Bank also operates branch offices at 2266 South 13th Street and 5400 West Forest Home Avenue. Both of theses offices are located in Milwaukee. Another branch of Lincoln State Bank is located in a one-story, 1,700 square foot building at 13510 Janesville Road, Muskego, Wisconsin. While another branch of Lincoln State Bank is located at 14000 West National Avenue, New Berlin, Wisconsin. The New Berlin branch is approximately 7,000 square feet. In 1995 Lincoln State Bank opened two other full-service branches one located Brookfield, Wisconsin and the other in Pewaukee, Wisconsin. Lincoln State Bank owns all of its facilities except the New Berlin branch and Brookfield branch which it leases from the building's owners.

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

         Grafton State Bank's main office is located at 101 Falls Road, Grafton, Wisconsin in a seven-story building. Portions of the building that are not used by Grafton State Bank are leased to various tenants. Grafton State Bank owns the facility. Grafton State Bank also operates two branch facilities. One branch of Grafton State Bank is located at 112 North Port Washington Road in Grafton, while the other is located at 524 East Green Bay Avenue in Saukville, Wisconsin. Grafton State Bank owns the Saukville location while it leases the other branch facility.

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

         The Community Bank of Oconto County's main office is located in a one-story building at 500 Cherry Avenue, Oconto Falls, Wisconsin. Community Bank of Oconto County operates branch facilities at 202 East Main Street, Gillett, Wisconsin and at 1288 East Frontage Road, in the town of Little Suamico, Wisconsin. The Community Bank of Oconto County owns all of its facilities.

         The Fortress Bank of Westby's main office is located in a two-story building at 100 North Main Street, Westby, Wisconsin. The Fortress Bank of Westby also operates branch offices in the Wisconsin communities of Coon Valley, Chaseburg and West Salem. The Fortress Bank of Westby owns all of its properties.

         The Fortress Bank of Cresco's main office is located in a one-story building at 130 North Park Place, Cresco, Iowa. The Fortress Bank of Cresco owns its facility.

         The Fortress Bank, N.A. main office is located in a two-story building at 225 Lafayette, Houston, Minnesota. Fortress Bank, N.A. also operates a branch office in the Minnesota community of Winona. The Fortress Bank, N.A. owns both facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

         The following table sets forth the quarterly high and low bid prices for the period indicated. The quotations below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions.

                                   Quotation or Price
   Quarter Ended                Low Bid          High Bid
---------------------------------------------------------------
March 31, 2001                  $ 19.00           $ 29.00
June 30, 2001                     22.00             23.90
September 30, 2001                22.50             28.75
December 31, 2001                 26.75             28.00

MARCH 31, 2002                  $ 26.75           $ 29.00
JUNE 30, 2002                     27.50             33.90
SEPTEMBER 30, 2002                30.00             32.00
DECEMBER 31, 2002                 29.10             30.40

         The approximate number of holders of record of our common stock is 868 as of December 31, 2002.

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

         Quarterly dividends for the years ended December 31, 2002 and 2001 are shown in Item 6 "Selected Financial Data."

         On November 12, 2002, Merchants and Manufacturers Statutory Trust I (the "Trust"), a Connecticut statutory trust wholly owned by the Corporation, issued $10,000,000 of floating rate capital securities (the "Capital Securities") to one accredited investor. The Trust used the proceeds from the Capital Securities to purchase a like amount of floating rate junior subordinated debentures (the "Debentures") of the Corporation. The Capital Securities accrue and pay dividends quarterly at a variable rate, reset quarterly, equal to 3-month LIBOR plus 3.35%. The Corporation has fully and unconditionally guaranteed all of the obligations of the Trust. The Capital Securities are mandatorily redeemable upon maturity of the Debentures on November 12, 2032 or earlier as provided in the indenture with respect to the Debentures. The Corporation has the right to redeem the Debentures on or after November 12, 2007. The Corporation believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to an accredited investor, who provided representations which Merchants deemed necessary to satisfy itself that it was an accredited investor and was purchasing for investment and not with a view to resale in connection with a public offering.

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes our certain historical financial data. This information is derived in part from, and should be read in conjunction with, the our Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except per share data):

                                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                          2002(1)         2001(2)          2000          1999(2)          1998
                                                        -----------    -------------    -----------    -----------     ----------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Interest income (taxable equivalent) (3)..........      $ 40,421        $ 43,782       $ 43,256       $ 36,092        $ 34,534
  Interest expense..................................        13,106          19,798         21,718         15,863          15,978
                                                          --------        --------       --------       --------        --------
  Net interest income...............................        27,315          23,984         21,538         20,229          18,556
  Provision for loan losses.........................         1,156           1,125          1,239            974             348
                                                          --------        --------       --------       --------        --------
  Net interest income after provision for loan losses       26,159          22,859         20,299         19,255          18,208
  Noninterest income................................         6,127           4,682          4,395          3,815           3,689
  Merger related expenses...........................            --              --            296            490              --
  Noninterest expense...............................        22,139          18,554         16,757         15,793          14,707
                                                          --------        --------       --------       --------        --------
  Income before provision for income taxes..........        10,147           8,987          7,641          6,787           7,190
  Provision for income taxes........................         3,244           2,733          2,267          2,129           2,240
  Less taxable equivalent adjustment................           518             546            606            594             469
                                                          --------        --------       --------       --------        --------
  Net income........................................      $  6,385        $  5,708       $  4,768       $  4,064        $  4,481
                                                          ========        ========       ========       ========        ========
DIVIDENDS:
  Common stock......................................      $  1,790        $  1,802       $  1,599       $  1,432        $  1,216
  Dividend payout ratio.............................         28.03%          31.57%         33.54%         35.24%          27.14%
PER SHARE DATA:
  Net income-Basic .................................      $   2.53        $   2.25       $   1.87       $   1.58        $   1.77
  Net income-Diluted ...............................          2.52            2.24           1.86           1.55            1.72
  Book value........................................         23.95           20.97          19.24          17.80           17.60
BALANCE SHEET DATA:
  Investment securities.............................      $130,125        $ 66,143       $ 78,847       $ 83,997        $ 78,744
  Loans, net........................................       657,775         477,332        473,161        395,533         344,585
  Total assets......................................       909,095         608,020        600,460        533,268         494,802
  Total deposits....................................       729,456         477,785        458,051        430,225         419,858
  Short-term borrowings.............................        18,088          17,046         43,928         14,879          29,836
  Long-term borrowings..............................        72,322          55,800         44,700         38,900          12,100
  Company-obligated mandatorily redeemable preferred
    securities........................................      10,000              --             --             --              --
  Total stockholders' equity........................        69,329          52,929         48,515         45,735          44,581
EARNINGS RATIOS:
  Return on average total assets ...................          0.99%           0.95%          0.84%          0.81%           0.97%
  Return on average total stockholder' equity ......         11.55           11.15          10.18           9.00           10.40
  Net interest margin (4)...........................          4.48            4.21           4.05           4.34            4.29
  Efficiency ratio (5)..............................         67.24           65.98          67.33          69.44           67.54
ASSET QUALITY RATIOS:
  Allowance for loan losses to loans................          1.15            1.15           1.05           1.01            1.00
  Nonaccrual loans to loans (6).....................          0.48            0.92           0.38           0.56            0.45
  Allowance for loan losses to nonperforming loans (6)      239.24          125.60         276.03         179.79          222.75
  Nonperforming assets to total assets (7)..........          0.61            0.75           0.32           0.44            0.32
  Net loan charge-offs to average loans.............          0.21            0.12           0.06           0.11            0.02
CAPITAL RATIOS:
  Total stockholders' equity to total assets........          7.63            8.71           8.08           8.58            9.01
  Total capital to risk-weighted assets ratio.......         10.71           11.53          11.19          12.42           12.85
  Tier 1 capital to risk-weighted assets ratio......          9.63           10.43          10.14          11.44           11.91
  Tier 1 capital to average assets ratio............          9.41            8.72           8.25           9.44            9.60

(1) Year-end data for 2002 includes Fortress Bancshares, Inc. and subsidiaries acquired by Merchants on November 30, 2002.

(2) Restated to reflect the January 16, 2001 acquisition of CBOC, Inc. and the December 31, 1999 acquisition of Pyramid Bancorp; both acquisitions were accounted for as pooling-of-interests.

(3) Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with our historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.

(4) Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

(5) Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.

(6) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.

(7)  Nonperforming assets consist of nonperforming loans and other real estate.

         Effective January 1, 2002, Merchants adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests.

         A reconciliation of Merchants Consolidated Statements of Earnings for each of the five years ending December 31, 2001 from amounts reported to amounts exclusive of goodwill amortization is shown below.

                                                        2001(1)         2000          1999(1)          1998            1997
                                                     ------------    -----------    ------------    -----------     ----------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported ...........................   $      5,708    $     4,768    $      4,064    $     4,481     $    3,944
Add: goodwill amortization, net of tax............             46             46              46             46             46
                                                     ------------    -----------    ------------    -----------     ----------
Pro forma net income..............................   $      5,754    $     4,814    $      4,018    $     4,527     $    3,990
                                                     ============    ===========    ============    ===========     ==========

Basic earnings per share as reported..............   $       2.25    $      1.87    $       1.58    $      1.77     $     1.60
Add: goodwill amortization, net of tax............           0.02           0.02            0.02           0.02           0.02
                                                     ------------    -----------    ------------    -----------     ----------
Pro forma basic earnings per share................   $       2.27    $      1.89    $       1.60    $      1.79     $     1.62
                                                     ============    ===========    ============    ===========     ==========

Diluted earnings per share as reported............   $       2.24    $      1.86    $       1.55    $      1.72     $     1.56
Add: goodwill amortization, net of tax............           0.02           0.02            0.02           0.02           0.02
                                                     ------------    -----------    ------------    -----------     ----------
Pro forma diluted earnings per share..............   $       2.26    $      1.88    $       1.57    $      1.74     $     1.58
                                                     ============    ===========    ============    ===========     ==========

(1) Restated to reflect the January 16, 2001 acquisition of CBOC, Inc. and the December 31, 1999 acquisition of Pyramid Bancorp both acquisitions were accounted for as pooling-of-interests.

QUARTERLY FINANCIAL DATA

         The following table sets forth our selected quarterly financial data. The fourth quarter 2002 data includes Fortress Bancshares, Inc. and subsidiaries acquired by Merchants on November 30, 2002.

                                           THREE MONTHS ENDED 2002                        THREE MONTHS ENDED 2001
                                  DECEMBER   SEPTEMBER     JUNE        MARCH      DECEMBER   SEPTEMBER      JUNE       MARCH
                                  -------------------------------------------     --------------------------------------------
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income
  (taxable-equivalent) (1)        $ 11,106   $  9,849   $    9,753   $  9,713     $ 10,292   $ 10,917     $  11,136    $11,437
Interest expense                     3,488      3,094        3,140      3,384        3,954      4,710         5,198      5,936
                                  -------------------------------------------     --------------------------------------------
   Net interest income               7,618      6,755        6,613      6,329        6,338      6,207         5,938      5,501
Provision for loan losses              312        282          282        280          259        306           306        254
Noninterest income                   2,092      1,401        1,455      1,179        1,355      1,094         1,210      1,023
Noninterest expense                  6,550      5,157        5,144      5,288        4,952      4,534         4,538      4,530
                                  -------------------------------------------     --------------------------------------------
   Income before taxes               2,848      2,717        2,642      1,940        2,482      2,461         2,304      1,740
Provision for income taxes             956        863          844        581          785        773           702        473
Less taxable-equivalent
  adjustment                           147        116          124        131          135        131           139        141
                                  -------------------------------------------     --------------------------------------------
   Net income                     $  1,745   $  1,738   $    1,674   $  1,228     $  1,562   $  1,557     $   1,463    $ 1,126
                                  ===========================================     ============================================
Basic earnings per share          $   0.67   $   0.70   $     0.67   $   0.49     $   0.62   $   0.61     $    0.58    $  0.44
Diluted earnings per share        $   0.66   $   0.70   $     0.67   $   0.49     $   0.62   $   0.61     $    0.57    $  0.44
Dividends per share               $   0.19   $   0.19   $     0.17   $   0.17     $   0.17   $   0.17     $    0.22    $  0.15

------------------
(1) Taxable-equivalent adjustments to interest loans involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with our historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.

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

         On November 30, 2002, we acquired Fortress Bancshares, Inc. ("Fortress") and its wholly-owned subsidiaries, Fortress Bank of Westby, Wisconsin, Fortress Bank of Cresco, Iowa and Fortress Bank, N.A. headquartered in Houston, Minnesota ("Fortress Banks"). The purchase price for Fortress was $21.5 million including $9.5 million in cash and 390,000 shares of common stock valued at $11.7 million based on the average price over the contractual pricing period. The transaction was recorded as a purchase. Application of purchase accounting requires the inclusion of Fortress and the Fortress Banks' operating results in the consolidated financial statements from the date of the acquisition. Accordingly Fortress and the Fortress Banks' operating results are included in the consolidation results of operations since November 30, 2002.

         This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
(1) expected cost savings and synergies from our recently completed merger of Fortress Bancshares, Inc. might not be realized within the expected time frame;
(2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (3) changes in management's estimate of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and our net interest margin; (6) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (7) our ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (8) our ability to access cost-effective funding; (9) changes in financial markets and general economic conditions; (10) new legislation or regulatory changes; and (11) changes in accounting principles, policies or guidelines.

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

         Net interest income on a fully tax equivalent basis increased to $27.3 million in 2002, compared with $24.0 million in 2001 and $21.5 million in 2000. This increase of $3.3 million in net interest income in 2002 was due primarily to an increase in the net interest margin from 4.21% in 2001 to 4.48% in 2002.

         The total increase in average earning assets was primarily due to an increase in average loans of $29.7 million. The majority of the loan growth was internally generated. Interest bearing liabilities increased $36.6 million in 2002. Our entrance into new markets, introduction of new products and the pricing of money market deposits were contributing factors to the growth in deposits.

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

                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                               2002                         2001                          2000
                                               ----                         ----                          ----
                                    AVERAGE            AVERAGE   AVERAGE             AVERAGE   AVERAGE              AVERAGE
                                    BALANCE  INTEREST    RATE    BALANCE   INTEREST    RATE    BALANCE   INTEREST     RATE
                                   ----------------------------------------------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Loans, net (1)(2)                  $507,142  $ 35,637   7.03%   $ 477,412  $ 38,402   8.04%   $ 440,573  $ 37,227    8.45%
Loans exempt from federal income
   taxes (3)                          1,573       120   7.63%       1,656       150   9.06%       2,041       177    8.67%
Taxable investment securities (4)    20,240       893   4.41%      21,653     1,259   5.81%      28,001     1,757    6.27%
Mortgage-related securities (4)      39,226     2,050   5.23%      31,638     1,985   6.27%      32,978     2,150    6.52%
Investment securities exempt from
   federal income taxes (3)(4)       21,201     1,403   6.62%      21,311     1,455   6.83%      22,297     1,605    7.20%
Other securities                     19,816       318   1.60%      15,377       531   3.45%       5,816       340    5.85%
                                   --------  --------           ---------  --------           ---------  --------
Interest earning assets             609,198    40,421   6.64%     569,047    43,782   7.69%     531,706    43,256    8.14%
                                             --------                      --------                      --------
Non interest earning assets          38,600                        31,791                        33,349
                                   --------                     ---------                     ---------
Average assets                     $647,798                     $ 600,838                     $ 565,055
                                   ========                     =========                     =========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
NOW deposits                       $ 37,849       334   0.88%   $  32,715       585   1.79%   $  35,854       708    1.97%
Money market deposits               108,247     1,857   1.72%      87,213     3,168   3.63%      62,677     3,153    5.03%
Savings deposits                     78,357       843   1.08%      72,209     1,224   1.70%      73,751     1,587    2.15%
Time deposits                       213,791     7,261   3.40%     209,297    10,715   5.12%     201,513    11,174    5.55%
Short-term borrowings                20,802       502   2.41%      24,723     1,260   5.10%      31,520     2,197    6.97%
Long-term borrowings                 55,692     2,244   4.03%      53,296     2,846   5.34%      45,051     2,899    6.43%
Company-obligated mandatorily
  redeemable preferred securities     1,361        65   4.78%          --        --     --           --        --      --
                                   --------  --------           ---------  --------           ---------  --------
Interest bearing liabilities        516,099    13,106   2.54%     479,453    19,798   4.13%     450,366    21,718    4.82%
                                   --------  --------           ---------  --------           ---------  --------
Demand deposits and other non
   interest bearing liabilities      76,400                        70,197                        67,855
Stockholders' equity                 55,299                        51,188                        46,834
                                   --------                     ---------                     ---------
Average liabilities and
   stockholders' equity            $647,798                     $ 600,838                     $ 565,055
                                   ========                     =========                     =========
Net interest spread (5)                      $ 27,315   4.10%              $ 23,984   3.56%              $ 21,538    3.31%
Net interest earning assets        $ 93,099                     $  89,594                     $  81,340
Net interest margin on a fully
   tax equivalent basis (6)                             4.48%                         4.21%                          4.05%
Net interest margin (6)                                 4.40%                         4.12%                          3.94%
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                                   1.18                          1.19                           1.18

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

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------

                                                       2002 VS. 2001                                 2001 VS. 2000
                                                       -------------                                 -------------
                                                    INCREASE/(DECREASE)                           INCREASE/(DECREASE)
                                                          DUE TO                                         DUE TO
                                                          ------                                         ------
                                                                            TOTAL                                         TOTAL
                                                                VOLUME     INCREASE                            VOLUME    INCREASE
                                          VOLUME       RATE     & RATE    (DECREASE)    VOLUME       RATE      & RATE   (DECREASE)
                                          ------       ----     ------    ----------    ------       ----      ------   ----------
                                                                           (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
   Loans, net (1)                        $  2,391   ($ 4,854)  ($  302)  ($   2,765)    $3,113    ($ 1,788)   ($  150)   $   1,175
   Loans exempt from federal income
     taxes (2)                                 (7)       (24)        1          (30)       (33)          8         (2)         (27)
   Taxable investment securities              (82)      (304)       20         (366)      (398)       (129)        29         (498)
   Mortgage-related securities                477       (332)      (80)          65        (87)        (81)         3         (165)
   Investment securities exempt from
     federal income taxes (2)                  (7)       (45)       --          (52)       (71)        (83)         4         (150)
   Other securities                           153       (284)      (82)        (213)       559        (139)      (229)         191
                                         --------   --------   -------   ----------    -------    --------    -------   ----------
     Total interest-earning assets       $  2,925   ($ 5,843)  ($  443)  ($   3,361)    $3,083    ($ 2,212)   ($  345)   $     526
                                         ========   ========   =======   ==========    =======    ========    =======   ==========
Interest-Bearing Liabilities:
   NOW deposits                          $     91   ($   296)  ($   46)  ($     251)   ($  62)    ($    67)   $     6    $    (123)
   Money market deposits                      764     (1,672)     (403)      (1,311)     1,234        (876)      (343)          15
   Savings deposits                           104       (447)      (38)        (381)       (33)       (337)         7         (363)
   Time deposits                              230     (3,607)      (77)      (3,454)       432        (858)       (33)        (459)
   Short-term borrowings                     (200)      (663)      105         (758)       530        (493)       (90)         (53)
   Long-term borrowings                       128       (699)      (31)        (602)      (473)       (591)       127         (937)

   Company-obligated mandatorily
      redeemable preferred securities          --         --        65           65         --          --         --           --
                                         --------   --------   -------   ----------    -------    --------    -------   ----------
     Total interest-bearing liabilities  $  1,117   ($ 7,384)  ($  425)  ($   6,692)    $1,628    ($ 3,224)   ($  326)  ($   1,920)
                                         ========   ========   =======   ==========    =======    ========    =======   ==========
Net change in net interest income                                                       $ 3,331                          $   2,446
                                                                                       ========                         ==========

------------------------------
(1) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

(2) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

PROVISION FOR LOAN LOSSES

         During 2002, we made a provision of $1.2 million to the allowance for loan losses, as compared to a provision of $1.1 million in 2001 and $1.2 million in 2000. The increased 2002 provision reflects the growth in the overall loan portfolio especially in higher risk categories of commercial and consumer (primarily automobile) loans and management's assessment of general economic conditions. Net loan charge-offs for 2002 increased by $492,000, over 2001 to $1.1 million. This compares to charge-offs of $276,000 in 2000. Although we consider the allowance for loan losses to be adequate to provide for potential losses in the loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that the subsidiary banks will not be required to make further and possibly larger additions to their allowance in the future.

NON-INTEREST INCOME

         Non-interest income increased $1.4 million in 2002 and $287,000 in 2001. The composition of non-interest income is shown in the following table (dollars in thousands).

                                                        For the Year Ended December 31,
                                                    2002              2001              2000
                                              ---------------   ---------------   ----------------
Service charges on deposit accounts                $1,625            $1,302            $1,162
Service charges on loans                            1,260               722               523
Securities gains, net                                 111                88                 2
Gain on sale of loans, net                            695               332                33
Net gain on sale of premises                          360               557             1,053
Other                                               2,076             1,681             1,622
                                              -----------       -----------       -----------
    Total noninterest income                       $6,127            $4,682            $4,395
                                              ===========       ===========       ===========

         Service charge income on deposit accounts increased $323,000 in 2002 and $140,000 in 2001. The increases in both years can be attributed to growth in accounts subject to service charges as well as growth in overdraft fees collected in those years.

         Service charges on loans increased $538,000 from $722,000 in 2001 to $1.3 million in 2002. The increase is due directly to the amount of mortgage and commercial loans refinanced in 2002. The increase in loan fees from 2000 to 2001 can be attributed to the high volume of new loans generated and refinanced in 2001.

         We recorded a net gain of $111,000 on the sale of $7.7 million of securities in 2002, a gain of $88,000 on the sale of $4.2 million of securities in 2001 and a gain of $2,000 on the sale of $1.0 million of securities in 2000. The proceeds from the sale of the investments were used to fund loan demand or pay off debt.

         We recorded $695,000 in gains on the sale of loans in 2002, compared to $332,000 in 2001 and $33,000 in 2000. All-time low market interest rates led to higher secondary market sales of 15 and 30 year residential mortgage loans in 2002 and 2001. Higher interest rates in 2000 resulted in reduced opportunities to sell loans.

         In each year, 2000 and 1999, we sold a banking facility and subsequently leased it back from the new owners. The 2000 transaction resulted in an immediate gain of $786,000 while the 1999 transaction resulted in an immediate gain of $566,000 at the time of the sale. The remaining portion of the gains have been recognized monthly over the terms of the leases. During 2002, $360,000 was accreted into income related to the 2000 transaction. During 2001, $201,000 was accreted into income related to the 1999 transaction and $356,000 was accreted into income related to the 2000 transaction. During 2000, $267,000 was accreted into income related to the 1999 transaction.

NON-INTEREST EXPENSE

         Non-interest expense increased $3.6 million (19.3%) for the year ended December 31, 2002, and increased $1.5 million (8.8%) for the year ended December 31, 2001. The major components of non-interest expense are shown in the following table (dollars in thousands).

                                                         For the Year Ended December 31,
                                                    2002              2001              2000
                                               --------------   ----------------  ---------------
Salaries and employee benefits                     $12,439           $10,533            $9,739
Premises and equipment                               3,419             3,075             2,679
Data processing fees                                 1,261               951             1,002
Marketing and business development                     894               878               764
Federal deposit insurance premiums                     102                99                95
Other                                                4,024             3,018             2,774
                                               -----------      ------------      ------------
    Total noninterest expense                      $22,139           $18,554           $17,053
                                               ===========      ============      ============

         Salaries and employee benefits increased $1.9 million in 2002, reflecting additional staff hires particularly in the business development and acquisition support staff areas, higher benefit costs, changes in personnel and normal pay raises. Salaries and employee benefits increased $794,000 in 2001. The increase was due to normal pay increases and staff additions in the loan generation and loan services area.

         Premises and equipment expense increased $344,000 in 2002 and $396,000 in 2001. The lease payments associated with the facilities sold in 2000 and 1999 and maintenance of our facilities contributed to the increase.

         Data processing fees increased $310,000 in 2002 and decreased $51,000 in 2001. The 2002 increase was due to the increased reliance on outside consultants for information technology issues as well as equipment and software upgrades. The 2001 decrease was due to the negotiating a new contract with our data processing service provider and efficiencies gained from a larger organization.

         Marketing and business development costs increased $16,000 in 2002, and increased $114,000 in 2001. The increase in 2001 can be attributed to the development of a marketing program associated with the non-insured investment products now being offered at our banks.

         Federal deposit insurance fees represent premiums paid for FDIC insurance on the banks' deposits. The FDIC assesses the banks based on the level of deposits. In 2002 the premiums we paid amounted to $102,000 compared to $99,000 in 2001 and $95,000 in 2000.

         Other expenses increased $1.0 million in 2002 and $244,000 in 2001. The increases in 2002 are the result of developing our strategic plan, training our employees new sales techniques, introducing our internet banking program, various consulting fees and legal fees.

INCOME TAXES

         Our consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans and interest income on assets held in the portfolios of M&M Lincoln Investment Corporation, GSB Investments, CBOC Investments and Westby Investment Company for which state taxes are not imposed. Our recorded provisions for income taxes totaled $3.2 million in 2002, $2.7 million in 2001 and $2.3 million in 2000. The corresponding effective tax rate for the same years were 33.7%, 32.4% and 32.2%. The increased effective tax rate for 2002 is the result of higher merger related expenses during the year.

NET INCOME

         For the years ended December 31, 2002, 2001 and 2000, we posted net income of $6.4 million, $5.7 million and $4.8 million, respectively. The 2000 earnings were affected by one-time merger-related expenses associated with the acquisition of CBOC, Inc offset by the gain on sales of premises in that year.

LOANS RECEIVABLE

         Loans receivable (net of allowance) increased $180.4 million, or 37.8%, from $477.3 million at December 31, 2001, to $657.8 million at December 31, 2002. Approximately $145.6 million of loan growth was due to the Fortress acquisition. Excluding the acquisition, total loan growth amounted to $34.8 million which was driven by commercial business loans and commercial real estate loans. Low market interest rates offered on single-family residential loans resulted in customers refinancing their adjustable rate mortgages. These adjustable rate mortgages were replaced with lower rate fifteen and thirty-year mortgages. We do not retain the long-term mortgages, choosing to sell these loans on the secondary market. During 2002 we sold $109.0 million of single-family residential loans compared to $81.0 million in 2001. Loans receivable consist mainly of commercial business loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market area. The following table shows the composition of our loan portfolio on the dates indicated:

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                          2002           2001           2000          1999         1998
                                                          ----           ----           ----          ----         ----
                                                                              (DOLLARS IN THOUSANDS)
First mortgage:
Conventional single-family residential                  $ 98,075       $ 78,377       $ 98,730      $ 78,278     $ 69,473
Commercial and multifamily residential                   198,250        180,102        173,107       148,856      131,474
Construction                                              32,995         34,744         47,767        32,882       21,100
Farmland                                                  20,847          7,312          7,027         6,363        5,896
                                                        --------       --------       --------      --------     --------
                                                         350,167        300,535        326,631       266,379      227,943

Commercial business loans                                246,787        140,671        110,291        97,835       88,310
Consumer and installment loans                            51,883         32,401         33,327        23,487       19,465
Home equity loans                                          9,492          6,140          4,545         7,094        6,653
Other                                                      7,109          3,148          3,377         3,788        5,700
                                                        --------       --------       --------      --------     --------
                                                         315,271        182,360        151,540       133,200      120,128
Less:
Allowance for loan losses                                  7,663          5,563          5,010         4,046        3,486
                                                        --------       --------       --------      --------     --------
                                                        $657,775       $477,332       $473,161      $395,533     $344,585
                                                        ========       ========       ========      ========     ========

         The following table presents information as of December 31, 2002 regarding first mortgage and commercial business loan maturities and contractual principal repayments of loans during the periods indicated. Loans with adjustable interest rates are shown maturing in the year of their contractual maturity. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                               AFTER ONE BUT
                                                                WITHIN FIVE        AFTER FIVE
                                          WITHIN ONE YEAR          YEARS              YEARS           TOTAL
                                          ---------------          -----              -----           -----
                                                                (DOLLARS IN THOUSANDS)
Commercial business loans                    $145,248           $  93,916           $  7,623        $ 246,787
First mortgage loans                          151,335             172,889             25,943          350,167
                                             --------           ---------           --------        ---------
                                             $296,583           $ 266,805           $ 33,566        $ 596,954
                                             ========           =========           ========        =========

Loans maturing after one year with:
Fixed interest rates                                            $ 250,892           $ 33,404
Variable interest rates                                            15,913                162
                                                                ---------           --------
                                                                $ 266,805           $ 33,566
                                                                =========           ========

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

         The allowance for loan losses is maintained at an amount that we believe will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review our allowance for loan losses and may require us to make additions to the allowance based on their evaluation of information available at the time of their examinations. The allowance for loan losses increased from $5.6 million at December 31, 2001, to $7.7 million at December 31, 2002. Approximately $2.0 million of the growth in the allowance for loan loss was due to the Fortress acquisition. The remaining increase was due to the growth in the loan portfolio, the general uncertainty regarding economic conditions and the increase in non-performing loans and charge-offs recorded in 2002 and 2001. The ratio of the allowance for loan losses to total loans was 1.15% for 2002 and 2001. Based on the present economic environment and our analysis of the financial condition of the borrowers, we consider the present allowance to be appropriate and adequate to cover probable losses inherent in the loan portfolio, however, changes in future economic conditions and in the financial condition of borrowers cannot be predicted at this time. Deterioration in such conditions could result in increases in charge-offs or adversely classified loans and accordingly, in additional provisions for loan losses.

         The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table:

                                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                          2002           2001           2000          1999         1998
                                                          ----           ----           ----          ----         ----
                                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of year                             $5,563         $5,010         $4,047        $3,486       $3,204
Charge-offs:
   Conventional single-family mortgage
     residential                                              1              6             91            48           --
   Commercial and multifamily residential                   647             --             --            --           --
   Commercial business loans                                 99            210            107           290           44
   Consumer and installment loans                           429            379             92            94           41
                                                         ------         ------         ------        ------       ------
Total charge-offs                                         1,176            595            290           432           85
Recoveries                                                 (112)           (23)           (14)          (19)         (19)
                                                         ------         ------         ------        ------       ------
Net charge-offs                                           1,064            572            276           413           66
Increase due to acquisition                               2,008             --             --            --           --
Provisions charged to operations                          1,156          1,125          1,239           974          348
                                                         ------         ------         ------        ------       ------
Balance at end of year                                   $7,663         $5,563         $5,010        $4,047       $3,486
                                                         ======         ======         ======        ======       ======

Ratios:
Net charge-offs to average loans outstanding               0.21%          0.11%          0.06%         0.11%        0.02%
Net charge-offs to total allowance                        13.88%         10.28%          5.51%        10.21%        1.89%
Allowance to year end gross loans outstanding              1.15%          1.15%          1.05%         1.01%        1.00%

NON-PERFORMING AND DELINQUENT LOANS

         When in the opinion of management, serious doubt exists as to the collectability of a loan, the loan is placed on non-accrual status and interest previously accrued but unpaid is deducted from interest income. We do not recognize income on any loans past due 90 days or more. In 2002, $311,000 of additional income on nonaccrual loans would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the year. Additionally, in 2002 we recorded $350,000 of interest income on non-accrual loans.

         Nonperforming assets increased by $1.0 million from $4.6 million at December 31, 2001 to $5.6 million at December 31, 2002. The increase in non-performing assets can be attributed to the $2.2 million growth in other real estate owned. Other real estate owned is principally comprised of commercial properties acquired in partial or total satisfaction of problem loans. Management believes that losses on non-performing assets will be minimal due to the collateral position in each situation.

         The following table summarizes non-performing assets on the dates indicated (dollars in thousands):

                                                                                AT DECEMBER 31,
                                                                                ---------------
                                                         2002           2001           2000          1999         1998
                                                         ----           ----           ----          ----         ----
                                                                             (DOLLARS IN THOUSANDS)
Nonaccrual loans                                       $  3,203        $ 4,429        $ 1,815       $ 2,251      $ 1,565
Other real estate owned                                   2,382            139            117           107           --
                                                       --------        -------        -------       -------      -------
Total non-performing assets                            $  5,585        $ 4,568        $ 1,932       $ 2,358      $ 1,565
                                                       ========        =======        =======       =======      =======

Ratios:
Non-accrual loans to total loans                           0.48%          0.92%          0.38%         0.56%        0.45%
Allowance to non-accrual loans                           239.24%        125.60%        276.03%       179.79%      222.75%
Non-performing assets to total assets                      0.61%          0.75%          0.32%         0.44%        0.32%

POTENTIAL PROBLEM LOANS

         We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At every third subsidiary bank Board of Directors meeting, a watch list is presented, showing all loans listed as "Management Attention," "Substandard," "Doubtful" and "Loss." An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention. As of December 31, 2002 the loans classified as Management Attention were $22.3 million compared to $14.6 million as of December 31, 2001. Approximately $4.1 million of Management Attention loan growth was due to the Fortress acquisition. Excluding the acquisition, total Management Attention loans grew $3.6 million or 24.7%. The increase can be attributed to the economic downturn currently being experienced by our commercial loan customers.

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

INVESTMENT SECURITIES

         The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and lastly earnings potential. Investment securities at December 31, 2002 were $130.1 million compared to $66.1 million at December 31, 2001. Approximately $54.9 million of investment security growth was due to the Fortress acquisition. Excluding the acquisition, total investment security growth amounted to $9.1 million. This compares to a $12.7 million decrease in 2001. The 2002 growth in investment securities was primarily due to excess funds created through deposit growth.

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

         The following table sets forth our estimated fair value of investment securities available-for-sale at the dates indicated:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                       2002                 2001                 2000
                                                       ----                 ----                 ----
                                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury and other U.S.
    government securities                            $  24,064            $  4,494             $ 14,337
State and political subdivision securities              39,901              24,178               24,742
Corporate bonds                                             75               1,614                2,243
Mutual funds                                             3,069               3,066                3,044
Collateralized mortgage obligations                     28,611              14,116               12,852
Mortgage-backed securities                              34,405              17,575               20,629
                                                      --------            --------             --------
                                                     $ 130,125            $ 66,143             $ 78,847
                                                     =========            ========             ========

         The maturity distribution (based upon the average life) and weighted average yield of our securities portfolio as of December 31, 2002 are summarized in the following table:

                                          WITHIN ONE YEAR        ONE TO FIVE YEARS        FIVE TO TEN YEARS       OVER TEN YEARS
                                      ------------------------ ----------------------- ------------------------ -------------------
                                                   WEIGHTED                WEIGHTED                 WEIGHTED               WEIGHTED
                                                    AVERAGE                AVERAGE                  AVERAGE                AVERAGE
                                         AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT        YIELD       AMOUNT     YIELD
                                         -------   ---------   --------    --------    -------      --------    --------   --------
U.S. TREASURY AND OTHER
  GOVERNMENT AGENCY SECURITIES           $ 2,718      4.69%    $ 10,271      5.42%    $  5,710        5.80%      $ 4,955     6.23%
STATE AND POLITICAL SUBDIVISION
  CERTIFICATES                             2,769      4.05       11,453      4.87       17,268        4.36         7,156     4.57
CORPORATE BONDS                               --        --           50      6.82           25        3.25            --       --
MUTUAL FUNDS                               3,069      2.01           --        --           --          --            --       --
COLLATERALIZED MORTGAGE OBLIGATIONS       10,954      5.81       15,759      4.68        1,561        4.56            --       --
MORTGAGE-BACKED SECURITIES                   701      5.81       27,535      4.75        4,029        4.41         1,588     4.57
                                         -------   -------     --------    ------     --------      ------      --------     ----
                                         $20,211      4.84%    $ 65,068      4.86%    $ 28,953        4.66%     $ 13,699     5.17%
                                         =======   =======     ========    ======     ========      ======      ========     ====

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

         Total deposits increased $251.7 million to $729.5 million on December 31, 2002, from $477.8 million on December 31, 2001. Approximately $177.3 million of deposit growth was due to the Fortress acquisition. Excluding the acquisition, total deposit growth amounted to $74.4 million. This compares to a $19.7 million increase in 2001. The average increase in time deposits occurred via increases in retail certificates of deposits and retail jumbo certificates of deposits, while the increase in NOW and money market deposits can be attributed to depositors desiring to stay liquid as market interest rates declined in 2002. The following table sets forth the average amount of and the average rate paid by the banks on deposits by deposit category:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                   2002                         2001                       2000
                                                   ----                         ----                       ----
                                         AVERAGE         AVERAGE      AVERAGE           AVERAGE     AVERAGE     AVERAGE
                                         BALANCE           RATE       BALANCE            RATE       BALANCE       RATE
                                         -------           ----       -------            ----       -------       ----
                                                                    (DOLLARS IN THOUSANDS)
Non-interest-bearing demand
  deposits                              $  72,662          0.00%     $  67,165           0.00%     $  65,002      0.00%
NOW and money market deposits             146,096          1.50        119,928           3.13         98,531      2.82
Savings deposits                           78,357          1.08         72,209           1.70         73,751      2.12
Time deposits                             213,791          3.40        209,297           5.12        201,513      5.06
                                        ---------         -------    ---------          -----      ---------      ----
Total                                   $ 510,906          2.02%     $ 468,599           3.35%     $ 438,797      3.39%
                                        =========         =======    =========          =====      =========      ====

         Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 2002, are summarized as follows (dollars in thousands):

3 MONTHS OR LESS                                    $  35,574
OVER 3 THROUGH 6 MONTHS                                10,782
OVER 6 THROUGH 12 MONTHS                               11,133
OVER 12 MONTHS                                         17,043
                                                    ---------
   TOTAL                                            $  74,532
                                                    =========

BORROWINGS

         Although deposits are our primary source of funds, it has been our policy to utilize borrowings as an alternative source of funds. We utilize both short-term and long-term borrowings, as well as repurchase agreements as a part of our asset/liability management strategy. Borrowings are secured when we believe we can profitably re-invest those funds for our benefit. A significant component of our borrowings are federal funds purchased and advances from the Federal Home Loan Bank (FHLB). The FHLB advances are collateralized by the capital stock of the FHLB that we hold and certain mortgage loans and mortgage related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

         The following table shows outstanding amounts of borrowings together with the weighted average interest rates, at December 31, for each of the past three years (dollars in thousands).

                                                                           At December 31,
                                                         2002                   2001                  2000
                                                -----------------------------------------------------------------
                                                 BALANCE       RATE      Balance      Rate      Balance      Rate
                                                -----------------------------------------------------------------
Federal Funds purchased                         $      --        --%     $  9,300     2.13%     $ 33,450     6.79%
Securities sold under agreements to
    repurchase                                      3,101      1.53         3,524     2.72         3,975     5.96
Other short-term borrowings                        14,987      3.34         4,222     5.18         3,503     8.35
Long-term borrowings                               72,322      3.96        55,800     4.77        47,700     6.80
Company-obligated mandatorily redeemable
   preferred securities                            10,000      4.75            --       --            --       --
                                                -----------------------------------------------------------------
                                                $ 100,410      3.87%     $ 72,846     4.36%     $ 88,628     6.82%
                                                =================================================================

         The following table shows the maximum amounts outstanding of borrowings for each of the past three years (dollars in thousands).

                                                                  At December 31,
                                                        2002             2001             2000
                                                     -------------------------------------------
Federal Funds purchased                              $ 19,313           $35,900         $ 33,450
Securities sold under agreements to
    repurchase                                          9,894             7,326            8,164
Other short-term borrowings                            14,987             4,222            5,854
Long-term borrowings                                   72,322            55,800           51,700
Company-obligated mandatorily redeemable
   preferred securities                                10,000                --               --
                                                     -------------------------------------------
                                                     $126,516          $103,248         $ 99,168
                                                     ===========================================

         The following table shows for the periods indicated the daily average amount outstanding for the categories of borrowings, the interest paid and the weighted average rates (dollars in thousands).

                                                                               At December 31,
                                                          2002                       2001                        2000
                                                 ---------------------------------------------------------------------------
                                                 BALANCE         RATE       Balance         Rate        Balance         Rate
                                                 ---------------------------------------------------------------------------
Federal Funds purchased                          $  8,474        2.07%      $ 15,756        5.24%       $ 23,971        7.00%
Securities sold under agreements to
    repurchase                                      7,273        1.88          5,516        3.93           4,646        5.51
Other short-term borrowings                         6,189        3.44          3,451        6.29           2,903        9.03
Long-term borrowings                               55,692        4.03         53,296        5.34          45,051        6.43
Company-obligated mandatorily redeemable
   preferred securities                             1,361        4.75             --          --              --          --
                                                 ---------------------------------------------------------------------------
                                                 $ 78,989        3.59%      $ 78,019        5.26%       $ 76,571        6.66%
                                                 ===========================================================================

CAPITAL RESOURCES AND ADEQUACY

         Stockholders' equity increased from $52.9 million at December 31, 2001 to $68.9 million at December 31, 2002. Approximately $10.6 million of capital growth was due to the Fortress acquisition. The $6.4 million increase from earnings retention and the $1.8 million increase in the investment portfolio market value were offset by the payment of $1.8 million in cash dividends to shareholders and $1.1 million used to repurchase our stock.

         Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percent of total assets and total capital as a percent of risk-based assets. The minimum core capital requirement ranges from 3% to 5% of total assets, depending upon the Federal Reserve Board's determination of the financial institution's strength. Similar capital guidelines are also established for our individual banking subsidiaries. Most financial institutions are required to meet a minimum core capital requirement of 4% or more of total assets. The regulations assign risk weightings to assets and off-balance sheet items and require minimum risk-based capital ratios. Bank holding companies generally are required to have total capital equal to not less than 8% of risk weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. As of December 31, 2002, we had a total capital to risk weighted assets ratio of 10.71%, and Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank of Oconto County, Fortress Bank of Westby, Fortress Bank of Cresco and Fortress Bank, N.A. had total capital to risk weighted assets ratios of 11.91%, 10.17%, 12.62%, 13.32%, 12.57%, 15.16%, and 13.15%, respectively. These ratios are above the 2002 minimum requirements established by regulatory agencies to be well-capitalized.

         For a summary of the banks' regulatory capital ratios at December 31, 2002, please see Note 17 to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. We had liquid assets of $61.8 million and $37.5 million on December 31, 2002 and December 31, 2001 respectively. The increase in liquid assets from December 31, 2001 to December 31, 2002 can be attributed to an increase in federal funds sold as well as the Fortress acquisition. Management believes liquidity and capital levels are adequate at December 31, 2002.

         Our liquidity, represented by cash and cash equivalents, is a product of our operating activities, investing activities and financing activities. These activities are summarized below:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                         2002             2001               2000
                                                         ----             ----               ----
                                                                  (DOLLARS IN THOUSANDS)
Cash and cash equivalents at beginning of
   period                                              $ 37,468         $ 23,133           $ 29,771
Operating activities:
Net income                                                6,385            5,708              4,768
Adjustments to reconcile net income to net cash
   provided (used) by operating
   activities                                             4,033           (2,102)              (633)
                                                       --------         --------          ---------
Net cash provided by operating activities                10,418            3,606              4,135
Net cash provided (used in) by investing
   activities                                           (57,473)           8,705            (70,236)
Net cash provided by financing activities                71,342            2,024             59,463
                                                       --------         --------          ---------
Increase (decrease) in cash equivalents                $ 24,287         $ 14,335          ($  6,638)
                                                       ========         ========          =========
Cash and cash equivalents at end of period             $ 61,755         $ 37,468           $ 23,133
                                                       ========         ========          =========

         Net cash was provided by operating activities during the years ended December 31, 2002, 2001 and 2000 primarily as a result of normal ongoing business operations. The non-cash items, such as the provisions for loan losses and depreciation and the net amortization of premiums, also contributed to net cash provided by operating activities during these periods.

         Liquidity is also necessary at the parent company level. The parent company's primary source of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $3.5 million, $3.3 million and $2.2 million for the years ended December 31, 2002, 2001 and 2000 respectively, and will continue to be the parent company's main source of long-term liquidity. The dividends from our banks were sufficient to pay cash dividends to our shareholders of $1.8 million, $1.8 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000 respectively. At December 31, 2002, the parent company had $36.5 in million lines of credit with unaffiliated banks available, with $14.1 million balance outstanding.

         The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2002 (dollars in thousands).

                                            Time deposits    Long-term debt (1)    Operating leases     Total
                                            -------------------------------------------------------------------
2003                                           $219,590            $29,150              $  344         $249,084
2004                                             46,966             21,675                 291           68,932
2005                                             21,165              9,754                 291           31,210
2006                                              5,985                 --                 219            6,204
2007                                              4,947                 --                 219            5,166
Thereafter                                           --             21,743                  --           12,743
                                               ----------------------------------------------------------------
Total                                          $298,653            $82,322              $1,364         $382,339

Commitments to originate mortgage loans                                                                $ 23,845

(1) Long-term debt includes company-obligated mandatorily redeemable preferred securities.

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

         The following table shows the interest rate sensitivity gap for four different time intervals as of December 31, 2002. Certain assumptions regarding prepayment and withdrawal rates are based upon our historical experience, and management believes such assumptions are reasonable.

                                                         AMOUNTS MATURING OR REPRICING AS OF DECEMBER 31, 2002
                                                  --------------------------------------------------------------------
                                                    WITHIN     SIX TO TWELVE   ONE TO FIVE        OVER
                                                  SIX MONTHS       MONTHS         YEARS        FIVE YEARS      TOTAL
                                                  --------------------------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                          $ 44,735       $ 45,265       $157,074       $ 25,921      $272,995
Adjustable-rate mortgage loans                       51,737          9,598         15,815             22        77,172
                                                  --------------------------------------------------------------------
      Total mortgage loans                           96,472         54,863        172,889         25,943       350,167
Commercial business loans                           116,712         28,536         93,916          7,623       246,787
Consumer loans                                       18,679          5,985         25,267          5,617        55,548
Home equity loans                                     8,591            177            500            224         9,492
Tax-exempt loans                                      1,160            168            540          1,576         3,444
Mortgage-related securities                          16,221         18,464         10,035         18,296        63,016
Fixed rate investment securities and other            1,202          3,278         22,671         35,772        62,923
Variable rate investment securities and other        49,287              0             50              0        49,337
                                                  --------------------------------------------------------------------
      Total interest-earning assets                $308,324       $111,471       $325,868       $ 95,051      $840,714
                                                  ====================================================================

Interest-bearing liabilities:
Deposits
  Time deposits                                    $123,608       $ 81,771       $ 91,307       $  1,967      $298,653
  NOW accounts                                        3,361          3,365         33,648         15,706        56,080
  Savings accounts                                    3,814          5,152         50,696         23,577        83,239
  Money market accounts                              14,973         15,027        114,775         49,421       194,196
  Company-obligated mandatorily redeemable
   preferred securities                              10,000              0              0              0        10,000
  Borrowings                                         32,850         14,462         31,373         11,725        90,410
                                                  --------------------------------------------------------------------
      Total interest-bearing liabilities           $188,606       $119,777       $321,799       $102,396      $732,578
                                                  ====================================================================
Interest-earning assets less interest-bearing
   liabilities                                     $119,718      ($  8,306)      $  4,069      ($  7,345)     $108,136
                                                  ====================================================================
Cumulative interest rate sensitivity gap           $119,718       $111,412       $115,481       $108,136
                                                  ======================================================
Cumulative interest rate sensitivity gap as a
  percentage of total assets                          13.17%         12.26%         12.70%         11.89%
                                                  ======================================================

         At December 31, 2002, our cumulative interest-rate sensitive gap as a percentage of total assets was a positive 13.17% for six months and a positive 12.26% for one-year maturities. Therefore, we are positively gapped and may benefit from rising interest rates.

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

         Along with the analysis of the interest rate sensitivity gap, determining the sensitivity of future earnings to a hypothetical plus 200 basis point rate change or minus 100 basis point change can be accomplished through the use of simulation modeling. In addition to the assumptions used to measure the interest rate sensitivity gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12-month period is compared to the pretax income calculated using flat rates. This difference represents our earning sensitivity to a plus 200 basis point rate change or minus 100 basis point change. The table below illustrates these amounts as of December 31, 2002.

                                          PERCENT CHANGE IN NET INTEREST INCOME
                                          -------------------------------------
CHANGE IN INTEREST RATES                      2002                   2001
------------------------                  -------------------------------------
   + 200  basis points                        9.51%                  0.57%
   + 150  basis points                        6.65%                 (0.17)%
   + 100  basis points                        3.79%                 (0.91)%
   +  50  basis points                        0.85%                 (1.71)%
         Base Scenario                        0.00%                  0.00%
   -  50  basis points                       (5.10)%                (3.39)%
   - 100  basis points                       (7.26)%                (4.27)%

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

         We determine another component of interest rate risk, fair value at risk, through the technique of simulating the fair value of equity in changing rate environment. This technique involves determining the present value of all contractual asset liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates plus 200 basis point rate change or minus 100 basis point change to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 1.0% of our market value as of December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets of the Corporation and its subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002 are attached. Selected quarterly financial data is included in Item 6.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end covered by this report.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes share information, as of December 31, 2002, for the Corporation's equity compensation plan, the 1996 Incentive Stock Option Plan. This plan has been approved by the Corporation's shareholders.

                                                   NUMBER OF                                         NUMBER OF
                                              COMMON SHARES TO BE                                  COMMON SHARES
                                              ISSUED UPON EXERCISE      WEIGHTED-AVERAGE       AVAILABLE FOR FUTURE
                                                 OF OUTSTANDING         EXERCISE PRICE OF         ISSUANCE UNDER
                                                    OPTIONS,           OUTSTANDING OPTIONS,           EQUITY
            PLAN CATEGORY                     WARRANTS, AND RIGHTS     WARRANTS, AND RIGHTS     COMPENSATION PLANS
            -------------                     --------------------     --------------------     ------------------
Equity compensation plans approved by
     stockholders                                    68,582                   $26.24                  141,418
Equity compensation plans not approved
     by stockholders                                    N/A                      N/A                      N/A
                                                     ------                   ------                  -------

Total                                                68,582                   $26.24                  141,148

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end covered by this report.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Corporation's Chairman of the Board and Principal Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chairman of the Board and Principal Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Corporation (and its consolidated subsidiaries) required to be included in the periodic reports the Corporation is required to file and submit to the SEC under the Exchange Act. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         There have been no significant changes to the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) DOCUMENTS FILED:

         1 and 2. Financial Statements and Financial Statement Schedules. The following financial statements of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries are filed as a part of this report under Item 8. "Financial Statements and Supplementary Data":

                     Report of Independent Auditors

                     Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

                     Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000

                     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000

                     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

         (b) REPORTS ON FORM 8-K:

                  The Corporation filed on a report Form 8-K on December 12, 2002, reporting pursuant to Item 2 its acquisition of Fortress Bancshares, Inc. and incorporating by reference the required historical financial information of Fortress Bancshares, Inc. and the required pro forma financial information into Item 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                            By: /s/ Michael J. Murry
                                --------------------------
                                    Michael J. Murry
                                    Chairman President & Chief Executive Officer
                                    Director

                            Date:  March 28, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PRINCIPAL EXECUTIVE OFFICERS

/s/ Michael J. Murry                    Chairman of the Board of Directors           March 28, 2003
------------------------------------       & Principal Executive Officer
Michael J. Murry

/s/ James C. Mroczkowski                Executive Vice President & Chief             March 28, 2003
------------------------------------       Financial Officer
James C. Mroczkowski

DIRECTORS

/s/ Michael J. Murry                    Chairman of the Board of Directors           March 28, 2003
------------------------------------
Michael J. Murry

/s/ James F. Bomberg                    Director                                     March 28, 2003
------------------------------------
James F. Bomberg

/s/ Nicholas S. Logarakis               Director                                     March 28, 2003
------------------------------------
Nicholas S. Logarakis

/s/ Conrad C. Kaminski                  Director                                     March 28, 2003
------------------------------------
Conrad C. Kaminski

/s/ Keith C. Winters                    Director                                     March 28, 2003
------------------------------------
Keith C. Winters

/s/ Rodney T. Goodell                   Director                                     March 28, 2003
------------------------------------
Rodney Goodell

/s/ Donald A. Zellmer                   Director                                     March 28, 2003
------------------------------------
Donald Zellmer

/s/ Duane H. Bluemke                    Director                                     March 28, 2003
------------------------------------
Duane Bluemke

/s/ Duane P. Cherek                     Director                                     March 28, 2003
------------------------------------
Duane P. Cherek

/s/ James A. Sass                       Director                                     March 28, 2003
------------------------------------
James A. Sass

/s/ Thomas J. Sheehan                   Director                                     March 28, 2003
------------------------------------
Thomas J. Sheehan

/s/ Jerome T. Sarnowski                 Director                                     March 28, 2003
------------------------------------
Jerome T. Sarnowski

/s/ James F. Kacmarcik                  Director                                     March 28, 2003
------------------------------------
James F. Kacmarcik

/s/ J. Michael Bartels                  Director                                     March 28, 2003
------------------------------------
J. Michael Bartels

/s/ Michael T. Judge                    Director                                     March 28, 2003
------------------------------------
Michael T. Judge

/s/ Casimir S. Janiszewski              Director                                     March 28, 2003
------------------------------------
Casimir S. Janiszewski

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Michael J. Murray, Chairman of the Board of Directors and Principal Executive Officer, certify that:

1) I have reviewed this annual report of Form 10-K of Merchant and Manufacturers Bancorporation, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information include in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedure (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective sections with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

              /s/ Michael J. Murry
              ------------------------------
              Michael J. Murry
              Chairman of the Board of Directors and Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, James C. Mroczkowski, Chief Financial Officer, certify that:

1) I have reviewed this annual report of Form 10-K of Merchant and Manufacturers Bancorporation, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information include in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedure (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective sections with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

              /s/ James C. Mroczkowski
              -----------------------------------
              James C. Mroczkowski
              Chief Financial Officer

                           MERCHANTS AND MANUFACTURERS
                      BANCORPORATION, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------
                         CONTENTS                                                    PAGE
-----------------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                            1
-----------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated balance sheets                                                            2
 Consolidated statements of income                                                      3
 Consolidated statements of changes in stockholders' equity                             4
 Consolidated statements of cash flows                                                5-6
 Notes to consolidated financial statements                                          7-36
-----------------------------------------------------------------------------------------

[MCGLADREY & PULLEN LOGO]
Certified Public Accounts

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
New Berlin, Wisconsin

We have audited the accompanying consolidated balance sheets of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

By: /s/ McGladrey & Pullen, LLP
  ----------------------------------

Madison, Wisconsin
February 14, 2003

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

ASSETS                                                                        2002                2001
---------------------------------------------------------------------------------------------------------
                                                                           (Amounts In Thousands, Except
                                                                            Share and Per Share Amounts)
Cash and due from banks                                                    $   31,539          $   26,013
Interest bearing deposits in banks                                              3,825               4,912
Federal funds sold                                                             26,391               6,543
                                                                           ------------------------------
   Cash and cash equivalents                                                   61,755              37,468

Available-for-sale securities                                                 130,125              66,143
Loans, less allowance for loan losses of $7,663 and $5,563
 at 2002 and 2001, respectively                                               657,775             477,332
Accrued interest receivable                                                     4,248               2,950
FHLB stock                                                                     14,935               3,574
Premises and equipment                                                         15,406              10,278
Intangible assets                                                               9,681                 396
Other assets                                                                   15,170               9,879
                                                                           ------------------------------
   TOTAL ASSETS                                                            $  909,095          $  608,020
                                                                           ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Deposits:
  Non-interest bearing                                                     $   97,288          $   79,171
  Interest bearing                                                            632,168             398,614
                                                                           ------------------------------
   Total deposits                                                             729,456             477,785
Short-term borrowings                                                          18,088              17,046
Long-term borrowings                                                           72,322              55,800
Accrued interest payable                                                        1,403               1,028
Company Obligated Mandatorily Redeemable Preferred Securities
 of subsidiary trust holding solely subordinated debentures                    10,000                   -
Other liabilities                                                               8,497               3,432
                                                                           ------------------------------
   TOTAL LIABILITIES                                                          839,766             555,091
                                                                           ------------------------------
Stockholders' equity
 Common stock $1.00 par value; 6,000,000 shares
 authorized; shares issued: 2,977,231;
 shares outstanding: 2,875,155-2002; 2,523,845-2001                             2,977               2,588
Additional paid-in capital                                                     26,308              14,955
Retained earnings                                                              41,489              36,894
Accumulated other comprehensive income                                          1,448                 330
Treasury stock, at cost (102,076 shares-2002; 63,664 shares-2001)              (2,893)             (1,838)
                                                                           ------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                                  69,329              52,929
                                                                           ------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  909,095          $  608,020
                                                                           ==============================

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                 2002              2001             2000
-------------------------------------------------------------------------------------------------------------
                                                             (Amounts In Thousands, Except Per Share Amounts)
Interest income:
 Interest and fees on loans                                    $35,716           $38,501           $37,344
 Interest and dividends on securities:
  Taxable                                                          893             1,259             1,757
  Tax-exempt                                                       926               960             1,059
 Interest on mortgage-backed securities                          2,050             1,985             2,150
 Interest on interest bearing deposits in banks and
  federal funds sold                                               318               531               340
                                                               -------------------------------------------
   TOTAL INTEREST INCOME                                        39,903            43,236            42,650
                                                               -------------------------------------------
Interest expense:
 Interest on deposits                                           10,295            15,692            16,622
 Interest on short-term borrowings                                 502             1,260             2,197
 Interest on long-term borrowings                                2,244             2,846             2,899
 Interest on Company Obligated Mandatorily Redeemable
  Preferred Securities                                              65                 -                 -
                                                               -------------------------------------------
   TOTAL INTEREST EXPENSE                                       13,106            19,798            21,718
                                                               -------------------------------------------
   NET INTEREST INCOME                                          26,797            23,438            20,932

Provision for loan losses                                        1,156             1,125             1,239
                                                               -------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          25,641            22,313            19,693
                                                               -------------------------------------------

Noninterest income:
 Service charges on deposit accounts                             1,625             1,302             1,162
 Service charges on loans                                        1,260               722               523
 Securities gains, net                                             111                88                 2
 Gain on sale of loans, net                                        695               332                33
 Net gain on sale of premises and equipment                        360               557             1,053
 Other                                                           2,076             1,681             1,622
                                                               -------------------------------------------
  TOTAL NONINTEREST INCOME                                       6,127             4,682             4,395
                                                               -------------------------------------------
Noninterest expenses:
 Salaries and employee benefits                                 12,439            10,533             9,739
 Premises and equipment                                          3,419             3,075             2,679
 Data processing fees                                            1,261               951             1,002
 Marketing and business development                                894               878               764
 Federal deposit insurance premiums                                102                99                95
 Other                                                           4,024             3,018             2,774
                                                               -------------------------------------------
  TOTAL NONINTEREST EXPENSES                                    22,139            18,554            17,053
                                                               -------------------------------------------
  INCOME BEFORE INCOME TAXES                                     9,629             8,441             7,035

Income taxes                                                     3,244             2,733             2,267
                                                               -------------------------------------------
  NET INCOME                                                   $ 6,385           $ 5,708           $ 4,768
                                                               ===========================================
Basic earnings per share                                       $  2.53           $  2.25           $  1.87
                                                               ===========================================
Diluted earnings per share                                     $  2.52           $  2.24           $  1.86
                                                               ===========================================

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                                       Accumulated
                                                            Additional                    Other
                                                 Common      Paid-in       Retained    Comprehensive   Treasury
                                                 Stock       Capital       Earnings    Income (Loss)    Stock         Total
-----------------------------------------------------------------------------------------------------------------------------
                                                         (Amounts In Thousands, Except Share and Per Share Amounts)
Balance at December 31, 1999                    $  2,588     $ 15,540      $ 29,819      $ (1,528)     $   (684)     $ 45,735
                                                                                                                     --------
 Comprehensive income:
  Net income                                           -            -         4,768             -             -         4,768
  Change in net unrealized gains on
   available-for-sale securities                       -            -             -         1,871             -         1,871
 Reclassification adjustment for gains
   included in net income                              -            -             -            (2)            -            (2)
 Income tax effect                                     -            -             -          (645)            -          (645)
                                                                                                                     --------
   TOTAL COMPREHENSIVE INCOME                                                                                           5,992
                                                                                                                     --------
 Sale of common stock in connection
   with dividend reinvestment program                  -            -             -             -            65            65
 Purchase of 54,483 shares of treasury stock           -            -             -             -        (1,715)       (1,715)
 Cash dividends paid - $0.65 per share                 -            -        (1,599)            -             -        (1,599)
 Exercise of stock options                             -          (88)            -             -           125            37
                                                -----------------------------------------------------------------------------
Balance at December 31, 2000                       2,588       15,452        32,988          (304)       (2,209)       48,515
                                                                                                                     --------
 Comprehensive income:
  Net income                                           -            -         5,708             -             -         5,708
  Change in net unrealized gains on
   available-for-sale securities                       -            -             -         1,101             -         1,101
  Reclassification adjustment for gains
   included in net income                              -            -             -           (88)            -           (88)
  Income tax effect                                    -            -             -          (379)            -          (379)
                                                                                                                     --------
    TOTAL COMPREHENSIVE INCOME                                                                                          6,342
                                                                                                                     --------
 Sale of 10,550 shares of treasury stock               -            -             -             -           336           336
 Purchase of 29,092 shares of treasury stock           -            -             -             -          (795)         (795)
 Cash dividends paid - $0.71 per share                 -            -        (1,802)            -             -        (1,802)
 Exercise of stock options                             -         (497)            -             -           830           333
                                                -----------------------------------------------------------------------------
Balance at December 31, 2001                       2,588       14,955        36,894           330        (1,838)       52,929
                                                                                                                     --------
 Comprehensive income:
  Net income                                           -            -         6,385             -             -         6,385
  Change in net unrealized gains on
   available-for-sale securities                       -            -             -         1,799             -         1,799
  Reclassification adjustment for gains
   included in net income                              -            -             -          (111)            -          (111)
  Income tax effect                                    -            -             -          (570)            -          (570)
                                                                                                                     --------
    TOTAL COMPREHENSIVE INCOME                                                                                          7,503
                                                                                                                     --------
  Issuance of 389,722 shares of stock
   for acquisition                                   389       11,356             -             -             -        11,745
 Sale of 525 shares of treasury stock                  -           (3)            -             -            18            15
 Purchase of 38,937 shares of treasury stock           -            -             -             -        (1,073)       (1,073)
 Cash dividends paid - $0.72 per share                 -            -        (1,790)            -             -        (1,790)
                                                -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                    $  2,977     $ 26,308      $ 41,489      $  1,448      $ (2,893)     $ 69,329
                                                =============================================================================

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                         2002                2001                2000
------------------------------------------------------------------------------------------------------------------------
                                                                                    (Amounts In Thousands)
Cash Flows From Operating Activities
 Net income                                                           $    6,385          $    5,708          $    4,768
 Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses                                              1,156               1,125               1,239
    Depreciation                                                           1,073                 889                 927
    Amortization and accretion of premiums
     and discounts, net                                                      232                  43                  51
    Deferred income taxes                                                   (361)               (475)               (932)
    Securities gains, net                                                   (111)                (88)                 (2)
    Gain on sale of loans, net                                              (695)               (332)                (33)
    Net gain on sale of premises and equipment                              (360)               (557)             (1,053)
    Decrease (increase) in accrued interest receivable                       743                 745                (813)
    Increase (decrease) in accrued interest payable                         (209)               (131)                275
    Other, net                                                             2,227                (928)                (73)
                                                                      --------------------------------------------------
      NET CASH PROVIDED BY OPERATIONS BEFORE LOAN
       ORIGINATIONS AND SALES                                             10,080               5,999               4,354
    Loans originated for sale                                           (108,441)            (83,419)             (6,211)
    Proceeds from sales of loans                                         108,779              81,026               5,992
                                                                      --------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                           10,418               3,606               4,135
                                                                      --------------------------------------------------
Cash Flows From Investing Activities
 Purchase of available-for-sale securities                               (40,190)            (51,865)            (16,023)
 Proceeds from sales of available-for-sale securities                      7,666               4,174                 998
 Proceeds from redemptions and maturities of
    available-for-sale securities                                         23,057              61,422              21,974
 Net increase in loans                                                   (37,135)             (2,708)            (79,545)
 Purchases of premises and equipment                                      (1,852)             (1,915)             (1,622)
 Proceeds from sale of premises and equipment                                  -                   -               3,595
 Proceeds from sales of other real estate                                      -                   -                 887
 Cash received from acquisition                                              663                   -                   -
 Purchases of FHLB stock                                                  (9,682)               (403)               (500)
                                                                      --------------------------------------------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (57,473)              8,705             (70,236)
                                                                      --------------------------------------------------

Cash Flows From Financing activities
 Net increase in deposits                                                 75,851              19,734              27,826
 Net increase (decrease) in short-term borrowings                          1,042             (26,882)             25,649
 Dividends paid                                                           (1,790)             (1,802)             (1,599)
 Proceeds from long-term borrowings                                        6,500              47,500              40,900
 Repayment of long-term borrowings                                       (19,203)            (36,400)            (31,700)
 Issuance of Company Obligated Mandatorily Redeemable
  Preferred Securities                                                    10,000                   -                   -
 Purchase of treasury stock                                               (1,073)               (795)             (1,715)
 Proceeds from sale of treasury stock                                         15               1,166                 190
 Proceeds from issuance of common stock                                        -                (497)                (88)
                                                                      --------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                           71,342               2,024              59,463
                                                                      --------------------------------------------------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    24,287              14,335              (6,638)

Cash and cash equivalents at beginning of year                            37,468              23,133              29,771
                                                                      --------------------------------------------------
Cash and cash equivalents at end of year                              $   61,755          $   37,468          $   23,133
                                                                      ==================================================

(Continued)

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                         2002                2001                2000
------------------------------------------------------------------------------------------------------------------------
                                                                                    (Amounts In Thousands)
Supplemental Cash Flow Information and Noncash Transactions:
 Interest paid                                                        $   13,315          $   19,929          $   21,477
 Income taxes paid                                                         3,209               2,872               2,364
 Loans transferred to other real estate owned                              2,234                  22                 897

Supplemental Schedules of Noncash Investing Activities:
 Change in accumulated other comprehensive income, unrealized
  gains on available-for-sale securities, net                         $    1,118          $      634          $    1,224

Acquisition of Fortress Bancshares, Inc. (Note 2)
 Assets acquired:
  Cash and cash equivalents                                           $   10,449
  Investments available for sale                                          53,634
  Accrued interest receivable                                              2,041
  Loans, net                                                             146,338
  FHLB stock                                                               1,679
  Premises and equipment, net                                              4,349
  Other                                                                    4,334
  Excess of cost over fair value of net assets acquired                    7,232
                                                                      ----------
                                                                         230,056
                                                                      ----------
 Liabilities assumed:
  Deposits                                                               175,820
  Accrued interest payable                                                   584
  Short-term borrowings                                                   22,825
  Long-term borrowings                                                     6,400
  Other expenses                                                           2,896
                                                                      ----------
                                                                         208,525
                                                                      ----------
    Net assets acquired                                               $   21,531
                                                                      ==========
Cash paid                                                                  9,786
Stock issued                                                              11,745
                                                                      ----------

     Total price paid                                                 $   21,531
                                                                      ==========

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Banking Activities: The consolidated income of Merchants and Manufacturers Bancorporation, Inc. (the Corporation) is principally from the income of its wholly owned subsidiaries. The Banks, as defined in the following paragraph, provide a full range of personal and commercial financial services to customers. The Corporation and the Banks are subject to competition from other financial institutions. Merchants and Manufacturers Statutory Trust I, also a wholly-owned subsidiary, was capitalized November 2002 for the purpose of issuing Trust Preferred securities. The Corporation and the Banks are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

Consolidation: The consolidated financial statements of the Corporation include the accounts of its wholly owned subsidiaries, Lincoln State Bank (Lincoln), Franklin State Bank (Franklin), Grafton State Bank (Grafton), Community Bank of Oconto County (Oconto), Fortress Bank of Cresco (Cresco), Fortress Bank of Westby (Westby), and Fortress Bank N.A. (Houston) - collectively referred to as "the Banks," CBG Services, Inc., which provides management services for the Banks, Lincoln Neighborhood Redevelopment Corporation, which provides redevelopment and rehabilitation to certain areas located primarily on the near south side of Milwaukee, Merchants Merger Corp., which is used to facilitate acquisitions, CBG Financial Services, Inc., which provides non-insured investment and insurance products to customers of the Banks and Lincoln's wholly owned subsidiary, M&M Lincoln Investment Corp., Grafton's wholly owned subsidiary, GSB Investments Inc., Oconto's wholly owned subsidiary, CBOC Investments Inc., and Westby's wholly owned subsidiary, Westby Investment Company, Inc., which manage the investment portfolio for the Banks and CBG Mortgage, Inc., which acts as the Corporation's mortgage broker. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates: In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets. The fair value disclosure of financial instruments is an estimate that can be computed within a range.

Presentation of Cash Flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks and federal funds sold. Cash flows from loans, deposits, and short-term borrowings are treated as net increases or decreases.

Cash and Due From Banks: The Banks maintain amounts due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships. The Banks have not experienced any losses in such accounts.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Available-for-Sale Securities: Securities classified as available-for-sale are those debt securities that the Banks intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Banks' assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available-for-sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest income is accrued on the unpaid principal balance. The accrual of interest income on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

Mortgage Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. All sales are made without recourse. The balance of mortgage loans held for sale are included in the loan balance in the financial statements.

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

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are computed using the straight-line or double-declining-balance methods, over the estimated useful lives of the assets.

Intangible Assets: The Corporation's intangible assets include the value of ongoing customer relationships (core deposits), the excess of cost over the fair value of net assets acquired (goodwill) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Core deposit intangibles are amortized over a 10-year period and goodwill is evaluated on an annual basis to determine impairment, if any. Any impairment in the intangibles would be recorded against income in the period of impairment.

Other Real Estate Owned: Other real estate owned, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value, less cost to sell. At the date of acquisition losses are charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The balance of other real estate owned is included in other assets in the financial statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation Plan: At December 31, 2002, the Corporation had a stock-based key officer and employee compensation plan, which is described more fully in Note 11. The Corporation accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                Year Ended December 31,
                                                   --------------------------------------------------
                                                      2002                2001                2000
                                                   --------------------------------------------------
                                                     (Amounts In Thousands, Except Per Share Data)
Net income, as reported                            $    6,385          $    5,708          $    4,768
   Deduct total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                     389                 306                 319
                                                   --------------------------------------------------
     Pro forma net income                          $    5,996          $    5,402          $    4,449
                                                   ==================================================
Earnings per share:
 Basic:
  As reported                                      $     2.53          $     2.25          $     1.87
  Pro forma                                              2.38                2.13                1.74
 Diluted:
  As reported                                      $     2.52          $     2.24          $     1.86
  Pro forma                                              2.37                2.12                1.74

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 2.44 percent, 2.65 percent, and 2.32 percent; expected price volatility of 14.78 percent, 15.08 percent, and 13.87 percent; blended risk-free interest rates of 3.95 percent, 4.96 percent, and 5.1 percent; and expected lives of 10 years, respectively.

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

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amounts provided for income tax expense are based on income reported for financial statement purposes, and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Earnings per common share have been computed for the years ended December 31, 2002, 2001, and 2000 based on the following:

                                                      2002                2001                2000
                                                   --------------------------------------------------
                                                                 (Amounts In Thousands,
                                                                 Except Share Amounts)
Net income                                         $    6,385          $    5,708          $    4,768
                                                   --------------------------------------------------
Weighted average common shares
 outstanding                                        2,522,507           2,539,418           2,553,014
Effect of dilutive options                             16,134               9,124              16,643
                                                   --------------------------------------------------
Weighted average common shares
 outstanding used to calculate diluted
 earnings per common share                          2,538,641           2,548,542           2,569,657
                                                   ==================================================

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

Segment Reporting: The Corporation is managed as one unit and does not have separate operating segments. The Corporation's chief operating decision-makers use consolidated results to make operating and strategic decisions.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of Statement of Financial Accounting Standards (SFAS) No. 142: On January 1, 2002, the Corporation implemented SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its useful life, but instead will be subject to at least annual assessments for impairment by applying a fair value based test. SFAS No. 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Corporation determined that no transitional impairment loss was required at January 1, 2002. In addition, no impairment loss was required for the year ended December 31, 2002.

Had provisions of SFAS No. 142 been applied in fiscal years 2001 and 2000, the Corporation's net income and net income per share would have been as follows:

                                          Year Ended December 31, 2001          Year Ended December 31, 2000
                                    -------------------------------------------------------------------------------------
                                                    Basic          Diluted                      Basic           Diluted
                                       Net         Earnings       Earnings         Net         Earnings         Earnings
                                     Income        Per Share      Per Share       Income       Per Share        Per Share
                                    -------------------------------------------------------------------------------------
                                                        (Amounts In Thousands, Except Per Share Data)
Net income:
 As reported                        $  5,708       $   2.25        $   2.24      $  4,768       $   1.87        $   1.86
 Add: Goodwill amortization,
  net of tax                              46           0.02            0.02            46           0.02            0.02
                                    -------------------------------------------------------------------------------------
    PRO FORMA NET INCOME            $  5,754       $   2.27        $   2.26      $  4,814       $   1.89        $   1.88
                                    =====================================================================================

Current Accounting Developments: The FASB has issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statement Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of Interpretation No. 45 is not expected to have a material impact on the Corporation's consolidated financial statements. The disclosure requirements of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESS COMBINATIONS

On November 30, 2002, the Corporation acquired Fortress Bancshares, Inc. (Fortress), a multi-bank holding company that owns three separately chartered community banks in Wisconsin, Minnesota, and Iowa. The acquisition was a combination of 45 percent cash and 55 percent common stock. Each shareholder of Fortress was paid $30 for each share of common stock held by such shareholders or received 1.0153 shares of common stock for each one share of Fortress common stock. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations have been included in the Corporation's results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired of approximately $7.3 million has been recorded as goodwill.

The unaudited pro forma results of operations, which follow, assume that the acquisition had occurred on January 1, 2000. In addition to combining the historical results of operations, the pro forma calculations include purchase accounting adjustments related to the acquisition. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2002, 2001, and 2000 as though Fortress had been acquired January 1, 2000 are as follows:

                                              2002              2001            2000
                                            -------------------------------------------
                                                      (Amounts In Thousands,
                                                     Except Per Share Amounts)
Net interest income                         $  34,777        $  30,967        $  27,526
                                            ===========================================
Net income                                  $   8,090        $   7,187        $   5,920
                                            ===========================================
Basic earnings per common share             $    2.81        $    2.45        $    2.03
                                            ===========================================
Diluted earnings per common share           $    2.80        $    2.45        $    2.00
                                            ===========================================

The pro forma results of operations are not necessarily indicative of the actual results of operation that would have occurred had the Fortress acquisition actually taken place at the beginning of the year ended December 31, 2002, or results that may occur in the future.

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

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESS COMBINATIONS (CONTINUED)

There were no adjustments made of net assets of the combining corporations to adopt the same accounting practices and there were no effects on the net income reported previously by the separate corporations now presented in the comparative financial statements. There were no significant intercompany transactions requiring elimination in any period presented.

The following table shows the historical results of the Corporation and CBOC for the period prior to the consummation of the merger of the entities (dollars in thousands):

                                      Year Ended
                                     December 31,
                                        2000
                                     ------------
Revenues:
 Corporation                         $     38,427
 CBOC                                       4,252
                                     ------------
                                     $     42,679
                                     ============
Net Income:
 Corporation                         $      4,240
 CBOC                                         528
                                     ------------
                                     $      4,768
                                     ============

NOTE 3. CASH AND DUE FROM BANKS

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements approximated $3,076,000 and $2,016,000 at December 31, 2002 and 2001,
respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

Amortized costs and fair values of available-for-sale securities as of December 31, 2002 and 2001 are summarized as follows:

                                                                 December 31, 2002
                                          ---------------------------------------------------------------
                                                              Gross            Gross
                                           Amortized        Unrealized       Unrealized          Fair
                                             Cost             Gains           (Losses)           Value
                                          ---------------------------------------------------------------
                                                              (Amounts In Thousands)
U.S. treasury and other U.S.
 government agency securities             $    23,654       $     410        $       -        $    24,064
State and political subdivisions               39,006             970              (75)            39,901
Corporate bonds                                    75               -                -                 75
Mutual funds                                    3,069               -                -              3,069
Collateralized mortgage obligations            28,274             357              (20)            28,611
Mortgage-backed securities                     33,853             568              (16)            34,405
                                          ---------------------------------------------------------------
                                          $   127,931       $   2,305        $    (111)       $   130,125
                                          ===============================================================

                                                                 December 31, 2002
                                          ---------------------------------------------------------------
                                                              Gross            Gross
                                           Amortized        Unrealized       Unrealized          Fair
                                             Cost             Gains           (Losses)           Value
                                          ---------------------------------------------------------------
                                                              (Amounts In Thousands)
U.S. treasury and other U.S.
 government agency securities             $     4,401       $      93        $       -        $     4,494
State and political subdivisions               24,143             278             (243)            24,178
Corporate bonds                                 1,576              38                -              1,614
Commercial paper                                1,100               -                -              1,100
Mutual funds                                    3,173               -             (107)             3,066
Collateralized mortgage obligations            13,897             260              (41)            14,116
Mortgage-backed securities                     17,347             280              (52)            17,575
                                          ---------------------------------------------------------------

                                          $    65,637       $     949        $    (443)       $    66,143
                                          ===============================================================

Securities with a fair value of $50,548,000 and $28,742,000 at December 31, 2002 and 2001, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

The amortized cost and fair value of available-for-sale securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in mortgage-related securities, mutual funds, and collateralized mortgage obligations since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following summary:

                                                Amortized           Fair
                                                  Cost              Value
                                               -----------------------------
                                                  (Amounts In Thousands)
Due in one year or less                        $     4,989        $    5,045
Due after one year through five years               22,583            22,969
Due after five years through ten years              22,691            23,416
Due after ten years                                 12,472            12,610
                                               -----------------------------
                                                    62,735            64,040
Mutual funds                                         3,069             3,069
Collateralized mortgage obligations                 28,274            28,611
Mortgage-related securities                         33,853            34,405
                                               -----------------------------
                                               $   127,931        $  130,125
                                               =============================

Proceeds from sales of available-for-sale securities during the years ended December 31, 2002, 2001, and 2000, were $7,666,000, $4,174,000, and $998,000, respectively. Gross gains of $215,000, $96,000, and $8,000 were recorded on those sales for the years ended December 31, 2002, 2001, and 2000, respectively. Gross losses of $104,000, $8,000, and $6,000 were also recorded in the years ended December 31, 2002, 2001, and 2000, respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS

Major classifications of loans are as follows:

                                                       December 31,
                                               ----------------------------
                                                  2002              2001
                                               ----------------------------
                                                  (Amounts In Thousands)
First mortgage:
 Conventional single-family residential        $   98,075        $   78,377
 Commercial and multi-family residential          198,250           180,102
 Construction                                      32,995            34,744
 Farmland                                          20,847             7,312
                                               ----------------------------
                                                  350,167           300,535
                                               ----------------------------

Commercial business loans                         246,787           140,671
Consumer and installment loans                     51,883            32,401
Home equity loans                                   9,492             6,140
Other                                               7,109             3,148
                                               ----------------------------

                                                  315,271           182,360
                                               ----------------------------

 Less allowance for loan losses                     7,663             5,563
                                               ----------------------------
                                               $  657,775        $  477,332
                                               ============================

Changes in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000 are presented as follows:

                                                    December 31,
                                        ------------------------------------
                                           2002         2001          2000
                                        ------------------------------------
                                               (Amounts In Thousands)
Balance at beginning of year            $  5,563      $  5,010      $  4,047
 Increase due to acquisition               2,008             -             -
 Provisions charged to expense             1,156         1,125         1,239
 Recoveries                                  112            23            14
 Charge-offs                              (1,176)         (595)         (290)
                                        ------------------------------------
Balance at end of year                  $  7,663      $  5,563      $  5,010
                                        ====================================

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS (CONTINUED)

The following is a summary of information pertaining to impaired loans:

                                                         December 31,
                                                    ----------------------
                                                      2002          2001
                                                    ----------------------
                                                     (Amounts In Thousands)
Impaired loans for which an allowance
  has been provided                                 $   3,203    $   4,429
Impaired loans for which no allowance
  has been provided                                         -            -
                                                    ----------------------
Total loans determined to be impaired               $   3,203    $   4,429
                                                    ======================
Allowance provided for impaired loans,
  included in the allowance for loan losses         $     745    $     995
                                                    ======================

                                                     Year Ended December 31,
                                                 --------------------------------
                                                   2002        2001        2000
                                                 --------------------------------
                                                      (Amounts In Thousands)
Average investment in impaired loans             $  3,397    $  3,276    $  1,764
                                                 ================================

Nonaccruing loans totaled $3,203,000 and $4,429,000 as of December 31, 2002 and 2001, respectively. Interest income in the amount of $311,000, $48,000, and $65,000 would have been earned on the nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2002, 2001, and 2000, respectively. The interest collected on nonaccrual loans and impaired loans included in income for the years ended December 31, 2002, 2001, and 2000 was $350,000, $104,000, and $9,000, respectively.

Certain directors and executive officers of the Corporation, and their related interests, had loans outstanding in the aggregate amounts of $25,100,000 and $21,800,000 at December 2002 and 2001, respectively. During 2002, $13,250,000 of new loans were made and repayments totaled $9,950,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than normal risks of collectibility or present other unfavorable features.

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, were approximately $187,121,000 at December 31, 2002. The carrying value of the mortgage servicing rights approximates fair market value at December 31, 2002.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, and are summarized as follows:

                                                      DECEMBER 31,
                                               -------------------------
                                                  2002             2001
                                               -------------------------
                                                 (Amounts In Thousands)
Land                                           $   2,290       $   1,912
Office buildings and improvements                 14,893          10,117
Furniture and equipment                           13,814           9,168
                                               -------------------------
                                                  30,997          21,197
  Less accumulated depreciation                   15,591          10,919
                                               -------------------------
                                               $  15,406       $  10,278
                                               =========================

During the year ended December 31, 2000, the Corporation sold certain land and buildings and, subsequently, leased a portion of the buildings back from the new owners. The total gain on the sales was $1,498,000, of which $786,000 was immediately recognized in income, during the year of the transaction. The remaining gain is being accreted into income over the remaining lease terms. The gains recognized during the years ended December 31, 2002, 2001, and 2000 were $356,000, $557,000, and $267,000, respectively.

`       NOTE 7.   INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2002 and 2001:

                                                  2002           2001
                                               -------------------------
                                                 (Amounts In Thousands)
Goodwill                                       $   8,250       $   1,018
Core deposit intangibles                           2,152               -
                                               -------------------------
                                                  10,402           1,018
  Less accumulated amortization                      721             622
                                               -------------------------
    Intangibles assets, net                    $   9,681       $     396
                                               =========================

The Corporation's intangible assets include the excess of cost over fair value of net assets acquired (goodwill), the value of ongoing customer relationships (core deposit intangibles) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities, and mortgage servicing rights. In accordance with the provisions of SFAS No. 142, goodwill of $8,250 related to the acquisition is not being amortized, but is evaluated annually for impairment. Core deposit intangibles of $2,152 are being amortized over a 10-year period. Core deposit intangible assets are periodically reviewed for impairment. Any impairment in the core deposit intangibles or goodwill would be recognized against income in the period of impairment.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   DEPOSITS

Deposits consisted of the following as of December 31:

                                                  2002           2001
                                               -------------------------
                                                 (Amounts In Thousands)
Negotiable Order of Withdrawal accounts:
  Non-interest bearing                         $  97,288       $  79,171
  Interest-bearing                                56,080          36,483
Savings deposits                                  83,239          69,893
Money market investment accounts                 194,196          87,014
Time deposits and certificate accounts           298,653         205,224
                                               -------------------------
                                               $ 729,456       $ 477,785
                                               =========================

The scheduled maturities of time deposits and certificate accounts at December 31, 2002 are as follows (amounts in thousands):

Years Ending December 31,
-------------------------
          2003                $   219,590
          2004                     46,966
          2005                     21,165
          2006                      5,985
          2007                      4,947
                              -----------
                              $   298,653
                              ===========

At December 31, 2002 and 2001, time deposits and certificate accounts with balances greater than $100,000 amounted to $74,532,000 and $48,721,000, respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   BORROWINGS

Borrowings consisted of the following at December 31:

                                                              2002           2001
                                                           -------------------------
                                                             (Amounts In Thousands)
Short-term borrowings:
  Federal funds purchased, 2.125%                          $       -       $   9,300
  Securities sold under agreements to repurchase
    with rates ranging from 1% to 2.72%                        3,101           3,524
  Lines of credit with unaffiliated banks with rates
    ranging from 3.34% to 5.18%                               14,100           3,802
  Treasury, tax, and loan accounts with the Federal
    Home Loan Bank (FHLB) of Chicago                             887             420
                                                           -------------------------
Total short-term borrowings                                $  18,088       $  17,046
                                                           =========================

Securities sold under agreements to repurchase generally mature within 120 days.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                             2002          2001
                                                           -----------------------
                                                            (Amounts In Thousands)
Average daily balance during the year                      $  7,273     $  5,516
Average daily interest rate during the year                    1.88%        3.93%
Maximum month-end balance during the year                  $  9,894     $  7,326
Weighted average rate as of December 31                        1.53%        2.72%

Securities underlying the agreements at year-end:
  Carrying value                                           $  3,698     $  3,776
  Estimated fair value                                        3,698        3,776

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   BORROWINGS (CONTINUED)

                                                                2002            2001
                                                              -------------------------
                                                                (Amounts In Thousands)
Long-term borrowings:
  Notes payable to FHLB, maturing during fiscal year
    2002 with rates ranging from 2.39% to 6.99%               $       -       $  38,900
  Notes payable to FHLB, maturing during fiscal year
    2003 with rates ranging from 1.85% to 6.5%                   29,150           8,400
  Notes payable to FHLB, maturing during fiscal year
    2004 with rates ranging from 2.4% to 5.12%                   21,675           1,500
  Notes payable to FHLB, maturing during fiscal year
    2005 with rates ranging from 2.86% to 6.53%                   9,754             500
  Notes payable to FHLB, maturing during fiscal year
    2008 with rates ranging from 4.35% to 5.34%                   7,058           4,500
  Notes payable to FHLB, maturing thereafter
    with rates ranging from 4.33% to 5.95%                        4,685           2,000
                                                              -------------------------
Total long-term borrowings                                    $  72,322       $  55,800
                                                              =========================

At December 31, 2002, FHLB borrowings are collateralized by securities with a fair value of $24,825,000 and loans receivable with an outstanding balance of $89,763,000. At December 31, 2001, FHLB borrowings were collateralized by securities with a fair value of $17,717,000 and loans receivable with an outstanding balance of $64,570,000.

Of the borrowings due in 2005, $1,000 is callable quarterly, all of the borrowings in 2008 and 2010 are callable quarterly, $500 of the borrowings due thereafter is callable in 2006 while the remaining borrowings due thereafter are callable quarterly.

NOTE 10. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES

The Corporation issued all of the 10,000 authorized shares of Company Obligated Mandatorily Redeemable Preferred Securities of Merchants & Manufacturers Statutory Trust I Holding Solely Subordinated Debentures. Distributions are paid quarterly. Cumulative cash distributions are calculated at three-month LIBOR plus 3.35 percent, adjusted quarterly. The Corporation may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarters, but not beyond November 11, 2032. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on November 11, 2032; however, the Corporation has the option to shorten the maturity date to a date not earlier than November 11, 2007. The trust preferred securities are redeemable, in whole or in part, plus any accrued and unpaid distribution to the date of redemption.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES (CONTINUED)

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Corporation's indebtedness and senior to the Corporation's capital stock.

The debentures are included on the balance sheet as liabilities; however for regulatory purposes they are allowed in the calculation of Tier 1 capital as of December 31, 2002.

NOTE 11.   STOCK BASED COMPENSATION

The Corporation has an Incentive Stock Option Plan under which 66,000 shares of common stock are reserved for the grant of options to officers and key employees at a price not less than the fair market value of the stock on the date of the grant. The Incentive Stock Option Plan limits the options that may be granted to each employee to $100,000 (based on aggregate fair market value at the date of the grant) per calendar year, on a cumulative basis. Options must be exercised within ten years of the date of grant and can be regranted if forfeited.

Activity in the Incentive Stock Option Plan is summarized in the following table:

                                               Weighted-         Weighted-
                                                Average           Average
                                   Number    Exercise Price      Remaining
                                  of Shares    Per Share      Contractual Life
                                  --------------------------------------------
Total outstanding at
 December 31, 2000                 68,265      $   25.11            6.04
  Granted                           4,000          28.00
  Exercised                       (21,450)         18.50
                                  -------
Total outstanding at
 December 31, 2001                 50,815          29.60            7.15
  Acquisition                      17,767          16.62
  Granted                               -
  Exercised                             -
Total outstanding at              -------
 December 31, 2002                 68,582          26.24            4.82
                                  =======

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2002.

                                      Options Outstanding                Options Exercisable
                          ------------------------------------------   -----------------------
                                           Weighted-
                                            Average        Weighted-                 Weighted-
                                           Remaining        Average                   Average
    Range Of                Number      Contractual Life   Exercise      Number       Exercise
 Exercise Price           Outstanding      (In Years)        Price     Exercisable     Price
----------------------------------------------------------------------------------------------
$15.15 to $16.62            21,407            5.7          $  16.37      21,407       $  16.37
$28.00 to $31.14            47,175            6.6             30.71      47,175          30.71
                          --------                                     --------
                            68,582                                       68,582
                          ========                                     ========

NOTE 12.   INCOME TAXES

The provision for income taxes consisted of the following:

                                          December 31,
                               --------------------------------
                                  2002        2001        2000
                               --------------------------------
                                    (Amounts In Thousands)
Current                        $  3,605    $  3,208     $  3,199
Deferred                           (361)       (475)        (932)
                               --------    --------     --------
                               $  3,244    $  2,733     $  2,267
                               ========    ========     ========

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.   INCOME TAXES (CONTINUED)

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                           2002                 2001                    2000
                                   -------------------  ----------------------   -------------------
                                                 % Of                 % Of                     % Of
                                                Pretax               Pretax                   Pretax
                                    Amount      Income    Amount     Income       Amount      Income

                                   -----------------------------------------------------------------
                                                       (Amounts In Thousands)
Computed "expected" tax
  expense                          $ 3,370      35.0%    $ 2,954      35.0%      $ 2,462       35.0%
Effect of graduated tax
  rates                                (96)     (1.0)        (84)     (1.0)          (70)      (1.0)
Tax-exempt income, net                (384)     (4.0)       (351)     (4.2)         (352)      (5.0)
State income taxes, net
  of federal benefit                   323       3.4         187       2.2           174        2.4
Other, net                              31       0.3          27       0.3            53        0.7
                                   -----------------------------------------------------------------
                                   $ 3,244      33.7%    $ 2,733      32.3%      $ 2,267       32.1%
                                   =================================================================

The net deferred tax assets included with other assets in the accompanying consolidated balance sheets include the following amounts:

                                                           December 31,
                                                      ----------------------
                                                        2002          2001
                                                      ----------------------
                                                       (Amounts In Thousands)
Deferred tax assets:
  Allowance for loan losses                           $  2,553      $  1,983
  Net operating loss carryforwards                       1,149           937
  Deferred compensation                                    700           600
  Other assets                                             650           219
                                                      ----------------------
    Total deferred tax assets                            5,052         3,739
Valuation allowance                                     (1,149)         (937)
                                                      ----------------------
                                                         3,903         2,802
                                                      ----------------------
Deferred tax liabilities:
  Depreciation                                             312           169
  Purchase accounting                                      904             -
  Unrealized gain on available-for-sale securities         746           176
  Other liabilities                                        615           200
                                                      ----------------------
    Total deferred tax liabilities                       2,577           545
                                                      ----------------------
    Net deferred tax asset                            $  1,326      $  2,257
                                                      ======================

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.   INCOME TAXES (CONTINUED)

Lincoln Community Bank qualified under provisions of the Internal Revenue Code which previously permitted it to deduct from taxable income an allowance for bad debts that differs from the provision for such losses charged to income for financial reporting purposes. At December 31, 2000, retained earnings included approximately $3,606,000 for which no provision for income taxes has been made. Income taxes of approximately $1,414,000 would be imposed if Lincoln Community Bank were to use these retained earnings for any other purpose other than to absorb bad debt losses.

NOTE 13.   PROFIT-SHARING PLAN

The Corporation has a 401(k) Profit Sharing Plan and Trust which covers substantially all employees with at least six months of service who have attained age twenty and one-half. Participating employees may annually contribute up to 12 percent of their pretax compensation. The Corporation's annual contribution consists of a discretionary matching percentage, limited to 1 percent of employee compensation, and an additional discretionary amount which is determined annually by the Board of Directors. The Corporation's contributions for 2002, 2001, and 2000, were $319,000, $288,000, and $250,000, respectively.

NOTE 14.  SALARY CONTINUATION AGREEMENT

The Corporation has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. Expense recognized for future benefits under these agreements totaled $153,000, $174,000, and $161,000 during 2002, 2001, and 2000, respectively.

Although not part of the agreement, the Corporation purchased insurance on the lives of the officers which could provide funding for the payment of benefits. Included in other assets is $2,648,000 and $2,505,000 of related cash surrender value of the life insurance as of December 31, 2002 and 2001, respectively.

NOTE 15.   COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Corporation is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at December 31, 2002 and 2001, are as follows:

                                                      December 31,
                                               -------------------------
                                                  2002           2001
                                               -------------------------
                                                 (Amounts In Thousands)
Commitments to originate mortgage loans        $  23,845       $  10,482

Unused lines of credit:
 Commercial business                              71,074          45,860
 Home equity                                      11,088           5,607
 Credit cards                                     10,832           7,576
 Other                                                97               -

Standby letters of credit                          9,346           4,721

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

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2002 and 2001, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

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

Various subsidiary banks of the Corporation have entered into noncancelable leases for certain branch facilities. The following is a schedule of future minimum rental payments required under the noncancelable lease agreements (dollars in thousands):

Years Ending December 31,
-------------------------
          2003                  $   344
          2004                      291
          2005                      291
          2006                      219
          2007                      219
                                -------
                                $ 1,364
                                =======

NOTE 16.   CONCENTRATION OF CREDIT RISK

The Corporation and the Banks do not engage in the use of interest-rate swaps, futures, or option contracts as of December 31, 2002.

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

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.   REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS

The Corporation (on a consolidated basis) and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Corporation and Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized all the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table on the following page. There are no conditions or events since that notification that management believes have changed the Corporation's or Banks' classification as of December 31, 2002.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS
          (CONTINUED)

The Corporation's and Banks' actual capital amounts and ratios as of December 31, 2002 and 2001 are presented in the following table.

                                                                                         To Be Well Capitalized
                                                                      For Capital        Under Prompt Corrective
                                                  Actual           Adequacy Purposes        Action Provisions
                                          --------------------    -------------------    ---------------------
                                           Amount       Ratio      Amount       Ratio      Amount       Ratio
                                          --------------------------------------------------------------------
                                                               (Amounts In Thousands)
AS OF DECEMBER 31, 2002
Total capital (to risk-
  weighted assets):
    Consolidated                          $ 76,003      10.71%    $ 56,755      8.00%     $ 70,944        N/A
    Lincoln State Bank                      36,104      11.91       24,248      8.00        30,310      10.00%
    Franklin State Bank                      7,583      10.17        5,962      8.00         7,453      10.00
    Grafton State Bank                      14,236      12.62        9,022      8.00        11,278      10.00
    Community Bank Oconto County             7,446      13.32        4,471      8.00         5,589      10.00
    Fortress Bank of Westby                 10,346      12.57        6,583      8.00         8,229      10.00
    Fortress Bank of Cresco                  5,766      15.16        3,043      8.00         3,803      10.00
    Fortress Bank N.A                        4,961      13.15        3,018      8.00         3,772      10.00

Tier 1 capital (to risk-
  weighted assets):
    Consolidated                          $ 68,340       9.63%    $ 28,378      4.00%     $ 42,566        N/A
    Lincoln State Bank                      32,938      10.87       12,124      4.00        18,186       6.00%
    Franklin State Bank                      6,699       8.99        2,981      4.00         4,472       6.00
    Grafton State Bank                      13,192      11.70        4,511      4.00         6,767       6.00
    Community Bank Oconto County             6,918      12.38        2,235      4.00         3,353       6.00
    Fortress Bank of Westby                  9,332      11.34        3,292      4.00         4,937       6.00
    Fortress Bank of Cresco                  5,290      13.91        1,521      4.00         2,282       6.00
    Fortress Bank N.A                        4,489      11.90        1,509      4.00         2,263       6.00

Tier 1 capital (to average assets):
    Consolidated                          $ 68,340       9.41%    $ 29,440      4.00%     $ 36,801        N/A
    Lincoln State Bank                      32,938       9.54       13,813      4.00        17,267       5.00%
    Franklin State Bank                      6,699       7.91        3,387      4.00         4,234       5.00
    Grafton State Bank                      13,192       8.73        6,042      4.00         7,553       5.00
    Community Bank Oconto County             6,918       9.51        2,910      4.00         3,637       5.00
    Fortress Bank of Westby                  9,332       8.60        4,342      4.00         5,427       5.00
    Fortress Bank of Cresco                  5,290       8.92        2,372      4.00         2,966       5.00
    Fortress Bank N.A                        4,489       8.26        2,173      4.00         2,717       5.00

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS
          (CONTINUED)

                                                                                         To Be Well Capitalized
                                                                      For Capital        Under Prompt Corrective
                                                  Actual           Adequacy Purposes        Action Provisions
                                          --------------------   --------------------    -----------------------
                                           Amount       Ratio      Amount       Ratio      Amount       Ratio
                                          ----------------------------------------------------------------------
                                                               (Amounts In Thousands)
AS OF DECEMBER 31, 2001
Total capital (to risk -
  weighted assets):
    Consolidated                          $ 58,055      11.53%    $ 40,266      8.00%     $ 50,333        N/A
    Lincoln State Bank                      23,074      11.91       15,503      8.00        19,378      10.00%
    Lincoln Community Bank                   6,975      10.03        5,564      8.00         6,955      10.00
    Franklin State Bank                     10,469      12.09        6,926      8.00         8,657      10.00
    Grafton State Bank                      12,284      12.34        7,962      8.00         9,953      10.00
    Community Bank Oconto County             6,794      13.21        4,113      8.00         5,142      10.00

Tier 1 capital (to risk-
  weighted assets):
    Consolidated                          $ 52,492      10.43%    $ 20,133      4.00%     $ 30,200        N/A
    Lincoln State Bank                      20,651      10.66        7,751      4.00        11,627       6.00%
    Lincoln Community Bank                   6,206       8.92        2,782      4.00         4,173       6.00
    Franklin State Bank                      9,636      11.13        3,463      4.00         5,194       6.00
    Grafton State Bank                      11,332      11.39        3,981      4.00         5,972       6.00
    Community Bank Oconto County             6,298      12.25        2,057      4.00         3,085       6.00

Tier 1 capital (to average assets):
    Consolidated                          $ 52,492       8.72%    $ 24,081      4.00%     $ 30,101        N/A
    Lincoln State Bank                      20,651       9.82        8,414      4.00        10,518       5.00%
    Lincoln Community Bank                   6,206       8.11        3,061      4.00         3,827       5.00
    Franklin State Bank                      9,636       8.72        4,422      4.00         5,528       5.00
    Grafton State Bank                      11,332       8.23        5,505      4.00         6,882       5.00
    Community Bank Oconto County             6,298       9.74        2,588      4.00         3,234       5.00

Dividends are paid by the Corporation from funds which are mainly provided by dividends from the Banks. However, certain restrictions exist regarding the ability of the Banks to transfer funds to the Corporation in the form of cash dividends, loans, or advances. Approval of the regulatory authorities is required to pay dividends in excess of certain levels of the Banks' retained earnings.

As of December 31, 2002, the subsidiary banks collectively had equity of approximately $89,519,000 of which approximately $9,264,000 was available for distribution to the Corporation as dividends without prior regulatory approval.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  FAIR VALUES OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), requires disclosure of fair value information about financial instruments, whether recognized or not recognized in the balance sheet, for which it is practicable to estimate that value. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than a forced liquidation. Fair value is best-determined base upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

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

     Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan.

     Cash surrender value of life insurance: Life insurance agreements reprice periodically with no significant change in credit risk. Fair values approximate carrying values for these agreements.

     FHLB stock: FHLB stock is carried at cost which is its redeemable value since the market for this stock is restricted.

     Deposits: The fair values disclosed for demand deposits (interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates within the marketplace.

     Short-term borrowings: The carrying amounts of short-term borrowings approximate their fair values.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.   FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

     Other borrowings: The fair values of other borrowings are estimated using discounted cash flow analysis based on current interest rates being offered on instruments with similar terms and credit quality.

     Company Obligated Mandatorily Redeemable Preferred Securities: The carrying amount of the Company Obligated Mandatorily Redeemable Preferred Securities equals its fair value.

     Off-balance-sheet instruments: The estimated fair value of fee income on letters of credit at December 31, 2002 and 2001 is insignificant. Loan commitments on which the committed interest rate is less that the current market rate are also insignificant at December 31, 2002 and 2001.

     Accrued interest receivable and payable: The carrying amounts of accrued interest receivable and payable equal their fair values.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                   2002                            2001
                                          -----------------------   ----------------------
                                           Carrying    Estimated     Carrying   Estimated
                                            Amount     Fair Value     Amount    Fair Value
                                          ------------------------------------------------
                                                       (Amounts In Thousands)
Financial assets:
    Cash and due from banks               $  31,539    $  31,539    $  26,013   $  26,013
    Interest bearing deposits in banks        3,825        3,825        4,912       4,912
    Federal funds sold                       26,391       26,391        6,543       6,543
    Available-for-sale securities           130,125      130,125       66,143      66,143
    Loans, net                              657,775      674,395      477,332     487,578
    Cash surrender value of life
      insurance                               2,648        2,648        2,505       2,505
    Accrued interest receivable               4,248        4,248        2,950       2,950
    FHLB stock                               14,935       14,935        3,574       3,574

Financial liabilities:
    Deposits                                729,456      731,641      477,785     478,581
    Short-term borrowings                    18,088       18,088       17,046      17,046
    Long-term borrowings                     72,322       73,266       55,800      55,770
    Company Obligated Mandatorily
      Redeemable Preferred Securities        10,000       10,000            -           -
    Accrued interest payable                  1,403        1,403        1,028       1,028

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.   PARENT COMPANY ONLY FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS
                              (PARENT COMPANY ONLY)

                                                      December 31,
                                                  --------------------
                                                    2002        2001
                                                  --------------------
                                                 (Amounts In Thousands)
ASSETS
Cash and cash equivalents                         $    223    $     15
Loans receivable                                       500           -
Investment in subsidiaries                          83,873      55,387
Premises and equipment                                 569         479
Other assets                                         3,732       1,545
                                                  --------------------
    TOTAL ASSETS                                  $ 88,897    $ 57,426
                                                  ====================
LIABILITIES
Short-term borrowings                             $  7,700    $  3,802
Subordinated debentures                             10,310           -
Other liabilities                                    1,558         695
                                                  --------------------
    Total liabilities                               19,568       4,497
                                                  ====================
STOCKHOLDERS' EQUITY
Common stock                                         2,977       2,588
Additional paid-in capital                          26,308      14,955
Retained earnings                                   41,489      36,894
Accumulated other comprehensive income               1,448         330
Treasury stock                                      (2,893)     (1,838)
                                                  --------------------
    TOTAL STOCKHOLDERS' EQUITY                      69,329      52,929
                                                  --------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 88,897    $ 57,426
                                                  ====================

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.   PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                              (PARENT COMPANY ONLY)

                                                                Years Ended December 31,
                                                              ----------------------------
                                                               2002        2001     2000
                                                              ----------------------------
                                                                 (Amounts In Thousands)
Income:
  Interest on loans, including fees                           $     -    $    11   $    28
  Dividends from subsidiaries                                   3,459      3,307     2,241
  Other                                                         2,273      2,210     1,939
                                                              ----------------------------
                                                                5,732      5,528     4,208
                                                              ----------------------------
Expenses:
  Salaries and employee benefits                                3,663      2,990     2,696
  Occupancy                                                     1,225      1,146       771
  Interest                                                        257        198       220
  Other                                                         1,100      1,073       881
                                                              ----------------------------
                                                                6,245      5,407     4,568
                                                              ----------------------------
    Income (loss) before income tax benefit and equity
      in undistributed net income of subsidiaries                (513)       121      (360)

Income tax benefit                                              1,371      1,094       831
                                                              ----------------------------
    Income before equity in undistributed net income
      of subsidiaries                                             858      1,215       471

Equity in undistributed net income of subsidiaries              5,527      4,493     4,297
                                                              ----------------------------
    NET INCOME                                                $ 6,385    $ 5,708   $ 4,768
                                                              ============================

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.   PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                              (PARENT COMPANY ONLY)

                                                                  Years Ended December 31,
                                                              --------------------------------
                                                                2002        2001      2000
                                                              --------------------------------
                                                                  (Amounts In Thousands)
Cash Flows From Operating Activities
  Net income                                                  $  6,385    $  5,708    $  4,768
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Equity in undistributed net income of subsidiaries        (5,527)     (4,493)     (4,297)
      Depreciation                                                 131          77          94
      Gain on sale of premises and equipment                       (69)       (178)       (153)
      Other, net                                                (1,255)       (714)     (1,715)
                                                              --------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                                 (335)        400      (1,303)
                                                              --------------------------------
Cash Flows From Investing Activities
  Payment for acquisition                                       (9,786)          -           -
  Net change in loans                                             (500)        311          95
  Proceeds from sales of premises and equipment                      -           -       1,610
  Investment in Merchants and Manufacturers
    Statutory Trust I                                             (310)          -           -
  Purchases of equipment                                          (221)       (204)       (292)
                                                              --------------------------------
      NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                              (10,817)        107       1,413
                                                              --------------------------------
Cash Flows From Financing Activities
  Net increase in short-term borrowings                          3,898       1,090       2,712
  Dividends paid                                                (1,790)     (1,802)     (1,599)
  Purchase of treasury stock                                    (1,073)       (795)     (1,715)
  Issuance of subordinated debentures                           10,310           -           -
  Proceeds from the sale of treasury stock                          15       1,166         190
  Proceeds from issuance of common stock                             -        (497)        (88)
                                                              --------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES                                               11,360        (838)       (500)
                                                              --------------------------------
      INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                 208        (331)       (390)

Cash and cash equivalents at beginning of year                      15         346         736
                                                              --------------------------------
Cash and cash equivalents at end of year                      $    223    $     15    $    346
                                                              ================================

                               10.K EXHIBIT LIST

EXHIBIT NO.     DESCRIPTION

EXHIBIT 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002