Form 10-Q
period 2003-03-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2003-05-15
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________________ to _____________________

Commission file Number  0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                  39-1413328
--------------------------------------   ---------------------------------------
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

Yes   [ ]       No   [X].

As of May 1, 2003, 2,875,496 shares of Common Stock were outstanding.

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                    PAGE NUMBER
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Unaudited Consolidated Statements of Financial Condition as of March 31,
                 2003, December 31, 2002, and March 31, 2002                                              3

                 Unaudited Consolidated Statements of Income for the Three Months ended
                 March 31, 2003 and 2002                                                                  4

                 Unaudited Consolidated Statements of Cash Flows for the Three Months ended
                 March 31, 2003 and 2002                                                                  5

                 Notes to Unaudited Consolidated Financial Statements                                     6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                      11

         Item 3. Quantitative and Qualitative Disclosure About Market Risk                               21

         Item 4. Controls and Procedures                                                                 22

         PART II. OTHER INFORMATION

         Items 1-6                                                                                       23

         Signatures                                                                                      24

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             MARCH 31,      DECEMBER 31,         MARCH 31,
                                                                               2003             2002               2002
                                                                             ---------------------------------------------
                                                                                     (Amounts In Thousands, Except
                                                                                      Share and Per Share Amounts)
ASSETS
Cash and due from banks                                                      $  26,272      $     31,539        $   16,476
Interest bearing deposits in banks                                               8,593             3,825            13,902
Federal funds sold                                                              17,676            26,391             6,090
                                                                             ---------------------------------------------
   Cash and cash equivalents                                                    52,541            61,755            36,468

Available-for-sale securities                                                  129,924           130,125            67,552
Loans, less allowance for loan losses of $7,939 at
 March 31, 2003, $7,663 at December 31, 2002
 and $5,667 at March 31, 2002                                                  685,681           657,775           482,669
Accrued interest receivable                                                      4,513             4,248             2,999
FHLB stock                                                                      14,900            14,935             3,626
Premises and equipment                                                          14,896            15,406            10,318
Intangible assets                                                                9,592             9,681               564
Other assets                                                                    14,521            15,170             9,616
                                                                             ---------------------------------------------
      TOTAL ASSETS                                                           $ 926,568      $    909,095        $  613,812
                                                                             =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
   Non-interest bearing                                                      $  99,725      $     97,288        $   63,796
   Interest bearing                                                            634,455           632,168           409,493
                                                                             ---------------------------------------------
      Total deposits                                                           734,180           729,456           473,289
 Short-term borrowings                                                          34,329            18,088            28,658
 Long-term borrowings                                                           68,537            72,322            54,300
 Accrued interest payable                                                        1,368             1,403               936
 Company Obligated Manadatorily Redeemable Preferred Securities                 10,000            10,000                 0
 Other liabilities                                                               8,080             8,497             3,987
                                                                             ---------------------------------------------
      TOTAL LIABILITIES                                                        856,494           839,766           561,170

Stockholders' equity
 Common stock $1.00 par value; 6,000,000 shares authorized;
   shares issued: 2,977,231, at March 31, 2003 and December 31,
   2002, 2,587,509 at March 31, 2002; shares outstanding:
   2,875,496 at March 31, 2003, 2,875,155 at December 31, 2002
   and 2,487,113 at March 31, 2002                                               2,977             2,977             2,588
 Additional paid-in capital                                                     26,302            26,308            14,952
 Retained earnings                                                              42,939            41,489            37,699
 Accumulated other comprehensive income                                            738             1,448               248
 Treasury stock, at cost (101,735 shares at March 31, 2003,
   102,076 shares at December 31, 2002 and 100,396 shares
   at March 31, 2002)                                                           (2,882)           (2,893)           (2,845)
                                                                             ---------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      70,074            69,329            52,642
                                                                             ---------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 926,568      $    909,095        $  613,812
                                                                             =============================================

See Notes to Unaudited Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                           THREE MONTHS            THREE MONTHS
                                                                              ENDED                   ENDED
                                                                             MARCH 31,               MARCH 31,
                                                                               2003                    2002
                                                                         ----------------        ----------------
                                                                         (In Thousands, Except Per Share Amounts)
Interest income:
 Interest and fees on loans                                                 $  10,998               $    8,604
 Interest and dividends on securities:
   Taxable                                                                        589                      200
   Tax-exempt                                                                     353                      237
 Interest on mortgage-backed securities                                           670                      456
 Interest on interest bearing deposits in banks and federal funds sold             88                       85
                                                                            ---------               ----------
     TOTAL INTEREST INCOME                                                     12,698                    9,582

Interest expense:
 Interest on deposits                                                           3,071                    2,615
 Interest on short-term borrowings                                                148                      159
 Interest on long-term borrowings                                                 656                      610
 Interest on Company Obligated Manadatorily Redeemable
  Preferred Securities                                                            119                        0
                                                                            ---------               ----------
     TOTAL INTEREST EXPENSE                                                     3,994                    3,384

     NET INTEREST INCOME                                                        8,704                    6,198
Provision for loan losses                                                         302                      280
                                                                            ---------               ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        8,402                    5,918

Noninterest income:
 Service charges on deposit accounts                                              572                      339
 Service charges on loans                                                         559                      211
 Securities gains, net                                                             73                        0
 Gain on sale of loans, net                                                       413                       57
 Net gain on sale of premises and equipment                                         6                       89
 Other                                                                            599                      483
                                                                            ---------               ----------
     TOTAL NONINTEREST INCOME:                                                  2,222                    1,179

Noninterest expenses:
 Salaries and employee benefits                                                 4,265                    3,237
 Premises and equipment                                                         1,218                      819
 Data processing fees                                                             310                      263
 Marketing and business development                                               358                      214
 Federal deposit insurance premiums                                                33                       26
 Other                                                                          1,415                      729
                                                                            ---------               ----------
     TOTAL NONINTEREST EXPENSES:                                                7,599                    5,288

     INCOME BEFORE INCOME TAXES                                                 3,025                    1,809
Income taxes                                                                    1,029                      581
                                                                            ---------               ----------
     NET INCOME                                                             $   1,996               $    1,228
                                                                            =========               ==========

Basic earnings per share                                                    $    0.69               $     0.49
                                                                            =========               ==========

Diluted earnings per share                                                  $    0.69               $     0.49
                                                                            =========               ==========

See Notes to Unaudited Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                       2003                  2002
                                                                                    -----------           ----------
                                                                                              (In Thousands)
Cash Flows From Operating Activities
 Net income                                                                         $     1,996           $    1,228
 Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses                                                               302                  280
    Depreciation                                                                            396                  232
    Amortization and accretion of premiums and discounts, net                               145                   22
    Security gains, net                                                                     (73)                   0
    Gain on sale of loans, net                                                             (413)                 (57)
    Gain on sale of premises and equipment, net                                              (6)                 (89)
    Decrease in accrued interest receivable                                                (394)                 (49)
    Decrease in accrued interest payable                                                    (35)                 (92)
    Other                                                                                   114                  779
                                                                                    -----------           ----------
      Net cash provided by operations before loan originations and sales                  2,032                2,254
    Loans originated for sale                                                           (40,334)             (15,879)
    Proceeds from sales of loans                                                         38,939               17,711
                                                                                    -----------           ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                             637                4,086

Cash Flows From Investing Activities
 Purchase of available-for-sale securities                                              (16,931)              (7,861)
 Proceeds from sales of available-for-sale securities                                     4,357                    0
 Proceeds from redemptions and maturities of available-for-sale securities               12,329                6,308
 Net increase in loans                                                                  (26,400)              (7,392)
 Purchase of premises and equipment                                                         120                 (272)
 Redemption (purchase) of Federal Home Loan Bank stock                                       35                  (52)
                                                                                    -----------           ----------
      NET CASH USED IN INVESTING ACTIVITIES                                             (26,490)              (9,269)

Cash Flows From Financing Activities
 Net increase (decrease) in deposits                                                      4,724               (4,496)
 Net increase in short-term borrowings                                                   16,241               11,612
 Dividends paid                                                                            (546)                (423)
 Proceeds from long-term borrowings                                                      11,000                    0
 Repayment of long-term borrowings                                                      (14,785)              (1,500)
 Purchase of treasury stock                                                                   0               (1,024)
 Proceeds from sale of treasury stock                                                         5                   14
                                                                                    -----------           ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                          16,639                4,183

      DECREASE IN CASH AND CASH EQUIVALENTS                                              (9,214)              (1,000)
Cash and cash equivalents at beginning of period                                         61,755               37,468
                                                                                    -----------           ----------
Cash and cash equivalents at end of period                                          $    52,541           $   36,468
                                                                                    ===========           ==========

Supplemental Cash Flow Information and Noncash Transactions:
 Interest paid                                                                      $     4,029           $    3,478
 Income taxes paid                                                                           89                   61

Supplemental Schedules of Noncash Investing Activities,
 change in accumulated other comprehensive income, unrealized
 losses on available-for-sale securities, net                                       $      (710)          $      (82)

See Notes to Unaudited Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2003

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank of Oconto County, Fortress Bank of Westby, Fortress Bank of Cresco, Fortress Bank, N.A. (collectively, the Banks), Merchants Merger Corp., CBG Financial Services, Inc., CBG Services, Inc. and Lincoln Neighborhood Redevelopment Corporation. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiaries, GSB Investments, Inc. and CBG Mortgage, Inc. Community Bank of Oconto County also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. Fortress Bank of Westby also includes the accounts of its wholly owned subsidiaries, Westby Investment Company, Inc. and Fortress Mortgage Services Company. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2002.

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

NOTE B -- EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:

                                                                    Three Months Ended
                                                                        March 31,

Basic                                                           2003               2002
-----------------------------------------------------------------------------------------------
                                                          (In Thousands, except per share data)
Net income                                                    $  1,996            $   1,228

Weighted average shares outstanding                              2,875                2,504
Basic earnings per share                                      $   0.69            $    0.49
                                                              =============================

Diluted:
-----------------------------------------------------------------------------------------------
                                                          (In Thousands, except per share data)
Net income                                                    $  1,996            $   1,228

Weighted average shares outstanding                              2,875                2,504
Effect of dilutive stock options outstanding                         8                    0
                                                              -----------------------------
Diluted weighted average shares outstanding                      2,883                2,504
Diluted earnings per share                                    $   0.69            $    0.49
                                                              =============================

NOTE C -- COMPREHENSIVE INCOME

The following table presents our comprehensive income.

                                                     Three Months Ended
                                                           March 31,
                                                     2003           2002
                                                  ----------     ----------
                                                        (In Thousands)
Net income                                        $    1,996     $    1,228
Other comprehensive income
Change in unrealized securities losses                (1,162)          (132)
Reclassification adjustment for gains included
  in net income                                           73              0
Income tax effect                                        379             50
                                                  ----------     ----------
Total comprehensive income                        $    1,286     $    1,146
                                                  ==========     ==========

NOTE D -- LOANS RECEIVABLE

Loans are comprised of the following categories (dollars in thousands):

                                                      March 31,       December 31,      March 31,
                                                        2003             2002             2002
                                                     --------------------------------------------
First Mortgage:
 Conventional single-family residential              $  100,934      $     98,075      $  75,312
 Commercial and multifamily residential                 192,913           198,250        187,886
 Construction                                            42,696            32,995         34,310
 Farmland                                                23,082            20,847          7,762
                                                     -------------------------------------------
                                                        359,625           350,167        305,270
                                                     -------------------------------------------

Commercial business loans                               272,139           246,787        146,005
Consumer and installment loans                           45,294            51,883         28,645
Home equity loans                                        12,106             9,492          6,518
Other                                                     4,456             7,109          1,898
                                                     -------------------------------------------
                                                        333,995           315,271        183,066
                                                     -------------------------------------------
Total loans                                             693,620           665,438        488,336

Less allowance for loan losses                            7,939             7,663          5,667
                                                     -------------------------------------------
Loans, net                                           $  685,681      $    657,775      $ 482,669
                                                     ===========================================

NOTE E -- STOCK-BASED COMPENSATION PLAN

At March 31, 2003 we had a stock-based key officer and employee compensation plan. We account for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                   Three Months Ended
                                                                        March 31,
                                                                  2003            2002
                                                              ----------------------------
                                                                 (Amounts In Thousands,
                                                                 Except Per Share Data)
Net income, as reported                                       $     1,996      $     1,228
Deduct total stock-based employee compensation expense
 determined under fair value based method for all
 awards, net of related tax effects                                    71               67
                                                              ----------------------------
    PRO FORMA NET INCOME                                      $     1,925      $     1,161
                                                              ============================

Earnings per share:
 Basic:
  As reported                                                 $      0.69      $      0.49
  Pro forma                                                   $      0.67      $      0.46
 Diluted:
  As reported                                                 $      0.69      $      0.49
  Pro forma                                                   $      0.67      $      0.46

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at March 31, 2003 and March 31, 2002, respectively: dividend yield of 2.50 percent and 2.34 percent; expected price volatility of 14.65 percent and 14.97 percent; blended risk-free interest rates of 3.81 percent and 5.28 percent; and expected lives of 10 years, respectively.

NOTE F -- RECENT ACQUISITIONS

On November 30, 2002, we acquired Fortress Bancshares, Inc. ("Fortress") and its wholly-owned subsidiaries, Fortress Bank of Westby, Wisconsin, Fortress Bank of Cresco, Iowa and Fortress Bank, N.A. headquartered in Houston, Minnesota ("Fortress Banks"). The purchase price for Fortress was $21.0 million including $9.4 million in cash and 389,722 shares of common stock valued at $11.7 million based on the average price over the contractual pricing period. At the date of the acquisition, Fortress had consolidated assets of $222.5 million, consolidated loans of $144.8 million and consolidated deposits of $175.2 million. The year-to-year comparisons are significantly impacted by our completion of the acquisition of Fortress. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Fortress were recorded at their respective fair values on November 30, 2002 and account balances acquired are included in our financial results.

On April 28, 2003, we announced the signing of Definitive Agreements to acquire Keith C. Winters & Associates, LTD. ("KCW") and Integrated Financial Services, Inc. ("IFS"). KCW is a tax preparation and tax consulting firm with two offices in Franklin, Wisconsin and has been in business for more than 30 years. IFS is an insurance agency based in Mequon, Wisconsin and was organized in 1999. The KCW transaction closed on May 1, 2003 and the IFS transaction closed on April 15, 2003.

NOTE G -- PENDING ACQUISITIONS

On April 24, 2003, we announced the signing of Definitive Agreements to acquire Reedsburg Bancorporation, Inc. ("Reedsburg") and Random Lake Bancorp, Limited ("Random Lake"). Reedsburg serves as a one-bank holding company for The Reedsburg Bank. The Reedsburg Bank has total assets of $137.0 million with four locations in central Wisconsin. Random Lake serves as a one-bank holding company for Wisconsin State Bank. Wisconsin State Bank has total assets of $93.9 million with four locations in Wisconsin. The transactions are expected to close in the 3rd quarter of 2003, subject to shareholder and regulatory approvals and other customary closing conditions.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement is not expected to have a material impact on the financial statements.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

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

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at March 31, 2003, December 31, 2002 and March 31, 2002, are as follows:

                                                    March 31,    December 31,    March 31,
                                                      2003           2002          2002
                                                    --------------------------------------
                                                            (Amounts In Thousand)
Commitments to originate mortgage loans             $  32,983    $     23,845    $  10,156

Unused lines of credit:
  Commercial business                                  75,400          71,074       49,527
  Home equity                                          11,426          11,088        6,653
  Credit cards                                         11,142          10,832        7,165
  Other                                                    --              97          100

Standby letters of credit                              10,825           9,346        4,249

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. Credit card commitments are unsecured. At March 31, 2003 no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

TOTAL ASSETS

Total assets increased $17.5 million, or 1.9% to $926.6 million at March 31, 2003 compared to $909.1 million at December 31, 2002. The growth in loans caused the majority of the increase.

INVESTMENT SECURITIES

Investment securities available-for-sale decreased $201,000, or 0.1%, from $130.1 million at December 31, 2002, to $129.9 million at March 31, 2003. Sales of investment securities and amounts repaid were partially offset by purchases of investments during the period.

LOANS RECEIVABLE

Loans receivable, net of allowance for loan losses increased $27.9 million from $657.8 million at December 31, 2002 compared to $685.7 million at March 31, 2003. The growth in loans can be attributed to the growth in commercial business and construction loans that were partially offset by the decrease in consumer and commercial real estate loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At March 31, 2003 we designated $4.0 million of loans as held for sale.

TOTAL DEPOSITS AND BORROWINGS

Total deposits increased $4.7 million, or 0.6%, from $729.4 million on December 31, 2002 to $734.2 million on March 31, 2003. The increase in deposits can be attributed to the growth in retail money market accounts and savings accounts currently offered by our subsidiary banks. Uncertainties in the stock market also contributed to the deposit increase. Short-term borrowings increased by $16.2 million, or 89.8% from $18.1 million on December 31, 2002 to $34.3 million on March 31, 2003. Short-term borrowings consist of federal funds borrowed from correspondent banks and repurchase agreements. Long-term debt decreased by $3.8 million, or 5.2%, from $72.3 million on December 31, 2002 to $68.5 million on March 31, 2003. Long-term debt consists of Federal Home Loan Bank advances.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2003 was $70.1 million compared to $69.3 million at December 31, 2002, an increase of $745,000. The change in stockholders' equity consists of net income of $2.0 million, less payments of dividends to shareholders of $546,000 and a $710,000 net decrease in accumulated other comprehensive income. We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board's risk-based guidelines capital is measured against our subsidiary banks' risk-weighted assets. Our tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 9.5% at March 31, 2003, well above the 4.0% minimum required. Total capital to risk-adjusted assets was 10.6%; also well above the 8.0% minimum requirement. The leverage ratio was at 7.9% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be "well capitalized" as well.

In light of our pending acquisitions, we will be required to add to our capital via a trust preferred securities offering, a preferred stock offering or other equity financing in order to maintain our "well capitalized" classification. As our acquisition oriented growth strategy continues, we may be required to add additional capital to maintain our current "well capitalized" rating.

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

Nonperforming assets are summarized, for the dates indicated, as follows (dollars in thousands):

                                              March 31,     December 31,     March 31,
                                                 2003           2002           2002
                                              ---------     ------------     ---------
Non-accrual loans:
  Conventional single-family residential      $     497     $        613     $     534
  Commercial and multifamily residential          1,515              820         2,315
  Commercial business loans                       1,661            1,246           670
  Consumer and installment loans                    774              524           353
                                              ---------     ------------     ---------
      Total non-accrual loans                     4,447            3,203         3,872

Other real estate owned                           1,911            2,382           139
                                              ---------     ------------     ---------
      Total nonperforming assets              $   6,358     $      5,585     $   4,011
                                              =========     ============     =========

RATIOS:
Non-accrual loans to total loans                   0.64%            0.48%         0.79%
Nonperforming assets to total assets               0.69             0.61          0.65
Loan loss allowance to non-accrual loans         178.52           239.24        146.36
Loan loss allowance to total loans                 1.14             1.15          1.16

Nonperforming assets increased by $773,000 from $5.6 million at December 31, 2002 to $6.4 million at March 31, 2003, an increase of 13.8%. The growth in non-accrual loans contributed to the increase. We believe that any losses on current non-accrual loans balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.

The following table presents changes in the allowance for loan losses (dollars in thousands):

                                                      Three Months Ended
                                               March 31, 2003     March 31, 2002
                                               ---------------------------------
Balance at beginning of period                     $7,663             $5,563
 Provision for loan losses                            302                280
 Charge-offs:
  Commercial and multifamily residential               28                  0
  Commercial business loans                             7                 70
  Consumer and installment loans                       25                151
                                                   -------------------------
    Total charge-offs                                  60                221
                                                   -------------------------

 Recoveries:
  Commercial and multifamily residential                0                 17
  Commercial business loans                            15                  4
  Consumer and installment loans                       19                 24
                                                   -------------------------
    Total recoveries                                   34                 45
                                                   -------------------------

Net charge-offs                                        27                176
                                                   -------------------------

Balance at March 31,                               $7,939             $5,667
                                                   =========================

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the first quarter 2003 is consistent with prior periods.

POTENTIAL PROBLEM LOANS

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. Once a quarter at each bank's Board of Directors meeting a watch list is presented, showing all loans listed as "Management Attention," "Substandard," "Doubtful" and "Loss." An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention. As of March 31, 2003 the loans classified as Management Attention were $26.3 million compared to $22.3 million as of December 31, 2002, an increase of $4.0 million or 17.9%. The increase can be attributed to the economic downturn currently being experienced by our commercial loan customers.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NET INTEREST INCOME

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2003 was $8.9 million, an increase of 40.8% from the $6.3 million reported for the same period in 2002. The increase is due to revenue resulting from the acquisition of Fortress as well as the increase in loan and investment volume made possible by an increase in deposits. Net interest income for the three months ended March 31, 2003 included $2.3 million from the Fortress Banks. Our net interest margin on a fully taxable-equivalent basis was 4.29% and 4.48% for the first quarters of 2003 and 2002, respectively. The compression in the net interest margin has been affected by the interest rate cuts made by the Federal Reserve during 2002. Management believes that, should the Federal Reserve make additional rate reductions, we could potentially experience further margin compression. The reduction in market interest rates during the quarter caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to decrease from 6.88% for the three months ended March 31, 2002 to 6.21% for the three month period ended March 31, 2003.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

                   AVERAGE BALANCES, INTEREST RATES AND YIELDS

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------
                                                              2003                             2002
                                                              ----                             ----
                                                 AVERAGE               AVERAGE    AVERAGE                AVERAGE
                                                 BALANCE    INTEREST    RATE      BALANCE    INTEREST      RATE
                                                ----------------------------------------------------------------
ASSETS
Loans,net (1)(2)                                $ 668,667   $ 10,949    6.64%    $ 479,484   $   8,585    7.26%
Loans exempt from federal income taxes (3)          3,617         74    8.30%        1,517          29    7.75%
Taxable investment securities (4)                  37,636        589    6.35%       16,126         200    5.03%
Mortgage-related securities (4)                    73,494        670    3.70%       32,718         456    5.65%
Investment securities exempt from federal
    income taxes (3)(4)                            34,043        535    6.37%       21,281         359    6.84%
Other securities                                   25,619         88    1.39%       21,346          85    1.61%
                                                ---------   --------             ---------   ---------
Interest earning assets                           843,086     12,905    6.21%      572,472       9,714    6.88%
                                                            --------                         ---------
Non interest earning assets                        58,947                           35,642
                                                ---------                        ---------
Average assets                                  $ 902,033                        $ 608,114
                                                =========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW deposits                                    $  57,818        107    0.75%    $  35,287          85    0.98%
Money market deposits                             200,733        819    1.65%       86,948         357    1.67%
Savings deposits                                   84,599        143    0.69%       73,934         202    1.11%
Time deposits                                     286,096      2,002    2.84%      206,510       1,971    3.87%
Short-term borrowings                              27,273        148    2.20%       27,467         159    2.35%
Long-term borrowings                               70,219        656    3.79%       54,875         610    4.51%
Company-obligated mandatorily redeemable
    preferred securities                           10,000        119    4.83%           --          --      --%
                                                ---------   --------             ---------   ---------
Interest bearing liabilities                      736,738      3,994    2.20%      485,021       3,384    2.83%
                                                ---------   --------             ---------   ---------
Demand deposits and other non interest
    bearing liabilities                            95,864                           70,433
Stockholders' equity                               69,431                           52,660
                                                ---------                        ---------
Average liabilities and stockholders' equity    $ 902,033                        $ 608,114
                                                =========                        =========
Net interest spread (5)                                     $  8,911    4.01%                $   6,330    4.05%
Net interest earning assets                     $ 106,348                        $  87,451
Net interest margin on a fully tax equivalent
    basis (6)                                                           4.29%                             4.48%
Net interest margin (6)                                                 4.19%                             4.39%
Ratio of average interest-earning assets to
    average interest-bearing liabilities                                1.14                              1.18

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

              VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

                                         THREE MONTHS ENDED MARCH 31, 2003
                                            COMPARED TO MARCH 31, 2002
                                         ---------------------------------
                                         CHANGE   CHANGE   CHANGE
                                         DUE TO   DUE TO   DUE TO   TOTAL
                                         VOLUME    RATE     MIX     CHANGE
                                         ---------------------------------
Interest-Earning Assets:
  Loans, net (1)                         $3,388   $ (734)  $ (290)  $2,364
  Loans exempt from federal income
    taxes (2)                                40        2        3       45
  Taxable investment securities             267       52       70      389
  Mortgage-related securities               569     (158)    (197)     214
  Investment securities exempt from
    federal income taxes (2)                216      (25)     (15)     176
  Other securities                           17      (12)      (2)       3
                                         ------   ------   ------   ------
    Total interest-earning assets        $4,497   $ (875)  $ (431)  $3,191
                                         ======   ======   ======   ======
Interest-Bearing Liabilities:
  NOW deposits                           $   55   $  (20)  $  (13)  $   22
  Money market deposits                     467       (2)      (3)     462
  Savings deposits                           29      (77)     (11)     (59)
  Time deposits                             760     (526)    (203)      31
  Short-term borrowings                     (1)      (10)      --      (11)
  Long-term borrowings                      170      (97)     (27)      46
  Company-obligated mandatorily
     redeemable preferred securities         --       --      119      119
                                         ------   ------   ------   ------
    Total interest-bearing liabilities   $1,480   $ (732)  $ (138)  $  610
                                         ======   ======   ======   ======
Net change in net interest income                                   $2,581
                                                                    ======

------------------------------

(1) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

(2) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

PROVISION FOR LOAN LOSSES

For the three months ended March 31, 2003, the provision for loan losses was $302,000 compared to $280,000 for the same period in 2002 due to the inclusion of Fortress in our consolidated operating results. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2003 was $2.2 million compared to $1.2 million for the three months ended March 31, 2002, an increase of $1.0 million, or 88.5%. The increase was due to the inclusion of Fortress' results, increased service charges collected on deposit accounts, gains on the sales of investment securities and gains on the sale of loans. The Fortress Banks added $644,000 of additional non-interest income during the three month period ended March 31, 2003.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2003 was $7.6 million compared to $5.3 million for the three months ended March 31, 2002, an increase of $2.3 million, or 43.7%. The increase in non-interest expense included $1.8 million in expenses related to the inclusion of the Fortress Banks' non-interest expenses in our 2003 first quarter operating results. Salaries and employee benefits increased $1.0 million or 31.8% from $3.2 million for the three-month period ended March 31, 2002 to $4.3 million for the 2003 three-month period. Exclusive of the Fortress Banks, salaries and employee benefits increased $62,000 or 1.9%. Occupancy expense for the three months ended March 31, 2003 was $1.2 million compared to $819,000 for the three months ended March 31, 2002, an increase of $399,000, or 48.7%. Exclusive of the Fortress Banks, occupancy expense increased $141,000 or 17.2%. Marketing and business development expenses increased $144,000 or 67.3% from $214,000 for the three months ended March 31, 2002 to $358,000 for the 2003 three-month period. The inclusion of the Fortress expenses as well as the marketing campaign announcing the Fortress acquisition and the promotion of new products and services caused the increase. Other operating expenses increased $686,000 or 94.1% from $729,000 for the three months ended March 31, 2002 to $1.4 million for the 2003 three-month period. Exclusive of the Fortress Banks, other operating expenses increased $286,000 or 39.2%.

INCOME TAXES

Income taxes for the three-month period ended March 31, 2003 was $1.0 million compared to $581,000 for the three months ended March 31, 2002, an increase of $448,000, or 77.1%. The effective tax rate for the three months ended March 31, 2003 was 34.0% compared to 32.1% for the same period in 2002.

NET INCOME

On an after tax basis, for the three month period ended March 31, 2003, we reported net income of $2.0 million compared to $1.2 million for the same period in 2002, an increase of 62.5%.

LIQUIDITY

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $637,000 and $4.1 million for the three months ended March 31, 2003 and 2002, respectively, a decrease of $3.5 million, due primarily to the increase in mortgage loan originations and sales. Net cash used in investing activities increased by $17.2 million, to $26.5 million used in for the three months ended March 31, 2003 from $9.3 million used in the same period in 2002. Our lending activities for the first three months of 2003 compared to 2002 used additional cash flows of $26.4 million due primarily to an increase in loans, net of principal collections in the 2003 period, compared to using $7.4 million in the 2002 period. Net cash provided by financing activities was $16.6 million for the three months ended March 31, 2003 compared to $4.2 million provided by financing activities during the three month period in 2002. The $12.5 million increase in net cash provided by financing activities was primarily due to a $4.7 million increase in deposits in the 2003 period compared to a $4.5 million decrease in 2002.

The Company expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the Asset/Liability committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, we believe that the Banks could borrow $96.2 million for a short time from these banks on a collective basis. The Banks are members of the Federal Home Loan Bank
(FHLB) and each has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of March 31, 2003. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

                                                       AMOUNTS MATURING OR REPRICING AS OF MARCH 31, 2003
                                                ----------------------------------------------------------------
                                                  WITHIN     SIX TO TWELVE   ONE TO FIVE      OVER
                                                SIX MONTHS      MONTHS          YEARS      FIVE YEARS    TOTAL
                                                ----------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                       $   28,617   $      40,684   $   175,749   $   16,119   $261,169
Adjustable-rate mortgage loans                      59,802          11,010        11,894          184     82,890
                                                ----------------------------------------------------------------
      Total mortgage loans                          88,419          51,694       187,643       16,303    344,059
Commercial business loans                          129,776          35,885       108,612       10,519    284,792
Consumer loans                                      15,941           4,437        29,582        1,937     51,897
Home equity loans                                    9,010             227            77          135      9,449
Tax-exempt loans                                        13             915           792        1,703      3,423
Mortgage-related securities                         14,879          13,093        25,296       16,499     69,767
Fixed rate investment securities and other           3,274           1,613        20,127       32,457     57,471
Variable rate investment securities and other       44,393               0            50            0     44,443
                                                ----------------------------------------------------------------
      Total interest-earning assets             $  305,705   $     107,864   $   372,179   $   79,553   $865,301
                                                ================================================================

Interest-bearing liabilities:
Deposits
  Time deposits                                 $  101,774   $      76,286   $    98,008   $    2,028   $278,096
  NOW accounts                                       3,621           3,621        36,213       16,900     60,355
  Savings accounts                                   5,037           5,822        50,372       23,507     84,738
  Money market accounts                             29,669          11,629       116,287       54,267    211,852
  Borrowings                                        45,544          24,900        33,263        9,159    112,866
                                                ----------------------------------------------------------------
      Total interest-bearing liabilities        $  185,645   $     122,258   $   334,143   $  105,861   $747,907
                                                ================================================================
Interest-earning assets less  interest-bearing
      liabilities                               $  120,060   $     (14,394)  $    38,036   $  (26,308)  $117,394
                                                ================================================================
Cumulative interest rate sensitivity gap        $  120,060   $     105,666   $   143,702   $  117,394
                                                =====================================================
Cumulative interest rate sensitivity gap as a
  percentage of total assets                         12.96%          11.40%        15.51%       12.67%
                                                =====================================================

At March 31, 2003, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 12.96% for six months and a positive 11.40% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
(1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; (10) changes in accounting principles, policies or guidelines; and (11) the acquisitions of Reedsburg Bancorporation, Inc. and Random Lake Bancorp, Limited are each subject to a number of conditions, including shareholder and regulatory approvals and customary closing conditions, and no assurance can be given that either acquisition will be completed or, if completed, that the terms of either acquisition will be as presently contemplated.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation has not experienced any material changes to its market risk position since December 31, 2002, from that disclosed in the Corporation's 2002 Form 10-K Annual Report.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

             As of March 31, 2003 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.      Changes in Securities - NONE

Item 3       Defaults upon Senior Securities - NONE

Item 4       Submission of Matters to Vote of Security Holders - NONE

Item 5       Other Information - NONE

Item 6       Exhibits and Reports on Form 8-K

             (a) Exhibits - The following exhibits are either filed as part of this report:

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

                                                MERCHANTS AND MANUFACTURERS
                                                    BANCORPORATION, INC.
                                             -----------------------------------
                                                       (Registrant)

Date  May 14, 2003.                          /s/ Michael J. Murry
                                             -----------------------------------
                                             Michael J. Murry
                                             Chairman of the Board of Directors
                                               and Principal Executive Officer

Date  May 14, 2003.                          /s/ James C. Mroczkowski
                                             -----------------------------------
                                              James C. Mroczkowski
                                              Executive Vice President & Chief
                                                Financial Officer
                                              Principal Financial Officer

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

Date: May 14, 2003

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

Date: May 14, 2003

                  /s/ James C. Mroczkowski
                  -------------------------------------------------
                  James C. Mroczkowski
                  Executive Vice President and Chief Financial Officer

                                10-Q EXHIBIT LIST

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