Form 10-Q
period 2003-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2003-08-13
CIK 753682

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _____________________

Commission file Number 0-21292

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
___________________________________________________________________________
(Exact name of registrant as specified in its charter)

Wisconsin	39-1413328

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19105 West Capitol Drive, Suite 200
Brookfield, Wisconsin 53045
__________________________________________
(Address of principal executive office)

(262) 790-2120
___________________________________________
Registrant's telephone number, including area code:

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes  X   No ___

As of August 1, 2003, 2,875,630 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

FORM 10-Q

INDEX

                             Page Number

Part I. Financial Information

Part I. Financial Information

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	June 30,	December 31,	June 30,
	2003	2002	2002

	(Amounts In Thousands, Except
	Share and Per Share Amounts)
ASSETS
Cash and due from banks	$28,298	$31,539	$17,508
Interest bearing deposits in banks	5,577	3,825	13,008
Federal funds sold	6,380	26,391	9,399

Cash and cash equivalents	40,255	61,755	39,915

Available-for-sale securities	125,537	130,125	68,531
Loans, less allowance for loan losses of $8,009 at
June 30, 2003, $7,663 at December 31, 2002
and $5,927 at June 30, 2002	708,013	657,775	491,893
Accrued interest receivable	4,090	4,248	2,794
FHLB stock	15,245	14,935	3,690
Premises and equipment	15,288	15,406	10,470
Intangible assets	11,876	9,681	559
Other assets	16,254	15,170	10,972

Total assets	$936,558	$909,095	$628,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$103,556	$97,288	$70,139
Interest bearing	639,471	632,168	421,426

Total deposits	743,027	729,456	491,565
Short-term borrowings	21,000	18,088	22,431
Long-term borrowings	68,500	72,322	54,300
Accrued interest payable	1,274	1,403	861
Company Obligated Manadatorily Redeemable Preferred Securities	20,000	10,000	--
Other liabilities	10,173	8,497	5,435

Total liabilities	863,974	839,766	574,592

Stockholders' equity
Preferred stock, $1.00 par value; 250,000 shares authorized,
shares issued and shares outstanding – none	--	--	--
Common stock $1.00 par value; 6,000,000 shares authorized;
shares issued: 2,977,231 at June 30, 2003 and December 31,
2002, 2,587,509 at June 30, 2002; shares outstanding:
2,875,555 at June 30, 2003, 2,875,155 at December 31, 2002
and 2,485,433 at June 30, 2002	2,977	2,977	2,588
Additional paid-in capital	26,302	26,308	14,952
Retained earnings	44,444	41,489	38,950
Accumulated other comprehensive income	1,741	1,448	635
Treasury stock, at cost (101,676 shares at June 30, 2003,
102,076 shares at December 31, 2002 and June 30, 2002	(2,880)	(2,893)	(2,893)

Total stockholders' equity	72,584	69,329	54,232

Total liabilities and stockholders' equity	$936,558	$909,095	$628,824

See Notes to Unaudited Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In Thousands, except per share data)
Interest income:
Interest and fees on loans	$11,032	$8,656	$22,030	$17,260
Interest and dividends on securities:
Taxable	495	136	1,084	336
Tax-exempt	325	224	678	461
Interest on mortgage-backed securities	395	487	1,065	943
Interest on interest bearing deposits in banks and federal funds sold	31	126	119	211

Total interest income	12,278	9,629	24,976	19,211

Interest expense:
Interest on deposits	2,910	2,441	5,981	5,056
Interest on short-term borrowings	173	169	321	328
Interest on long-term borrowings	634	530	1,290	1,140
Interest on Company Obligated Manadatorily Redeemable Preferred Securities	188	--	307	--

Total interest expense	3,905	3,140	7,899	6,524

Net interest income	8,373	6,489	17,077	12,687
Provision for loan losses	340	282	642	562

Net interest income after provision for
loan losses	8,033	6,207	16,435	12,125

Non-interest income:
Service charges on deposit accounts	663	367	1,235	706
Service charges on loans	790	234	1,349	445
Securities gains, (losses) net	(72)	210	1	210
Gain on sale of loans, net	763	76	1,176	133
Net gain (loss) on sale of premises	(4)	89	2	178
Other	971	479	1,570	962

Total noninterest income	3,111	1,455	5,333	2,634

Noninterest expenses:
Salaries and employee benefits	4,626	3,025	8,891	6,262
Premises and equipment	1,247	814	2,465	1,633
Data processing fees	279	409	589	672
Marketing and business development	410	227	768	441
Federal deposit insurance premiums	33	25	66	51
Other	1,410	644	2,825	1,373

Total noninterest expense	8,005	5,144	15,604	10,432

Income before income taxes	3,139	2,518	6,164	4,327
Income taxes	1,088	844	2,117	1,425

Net income	$ 2,051	$ 1,674	$ 4,047	$ 2,902

Basic earnings per share	$ 0.71	$ 0.67	$ 1.41	$ 1.16

Diluted earnings per share	$ 0.71	$ 0.67	$ 1.40	$ 1.16

Dividends per share	$ 0.19	$ 0.17	$ 0.38	$ 0.34

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2003	2002

	(In Thousands)
Cash Flows From Operating Activities
Net income	$4,047	$2,902
Adjustments to reconcile net income to cash Provided by operating activities:
Provision for loan losses	642	562
Depreciation	796	476
Amortization and accretion of premiums and discounts, net	391	44
Securities gains, net	(1)	(210)
Gain on sale of loans, net	(1,176)	(133)
Gain on sale of premises and equipment, net	--	(178)
Decrease in accrued interest receivable	158	156
Decrease in accrued interest payable	(129)	(167)
Other	(1,437)	1,792

Net cash provided by operations before loan originations and sales	3,291	5,244
Loans originated for sale	(112,543)	(26,136)
Proceeds from sales of loans	109,359	27,249

Net cash provided by operating activities	107	6,357

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(31,165)	(20,667)
Proceeds from sales of available-for-sale securities	7,353	7,008
Proceeds from redemptions and maturities of available-for-sale securities	28,635	11,904
Net increase in loans	(46,722)	(17,132)
Purchase of premises and equipment	(678)	(668)
Purchase of Federal Home Loan Bank stock	(605)	(116)

Net cash used in investing activities	(43,182)	(19,671)

Cash Flows From Financing Activities
Net increase in deposits	13,571	13,779
Net increase in short-term borrowings	2,912	5,385
Dividends paid	(1,092)	(845)
Proceeds from long-term borrowings	11,000	6,500
Repayment of long-term borrowings	(14,823)	(8,000)
Issuance of Company-obligated mandatorily redeemable preferred securities	10,000	--
Purchase of treasury stock	--	(1,072)
Proceeds from sale of treasury stock	7	14

Net cash provided by financing activities	21,575	15,761

Increase (decrease) in cash and cash equivalents	(21,500)	2,447
Cash and cash equivalents at beginning of period	61,755	37,468

Cash and cash equivalents at end of period	$40,255	$39,915

Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$8,028	$6,706
Income taxes paid	2,501	1,327
Loans transferred to other real estate owned	202	1,168

Supplemental Schedules of Noncash Investing Activities,
change in accumulated other comprehensive income, unrealized
gains on available-for-sale securities, net	$293	$305

See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2003

NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank of Oconto County, Fortress Bank of Westby, Fortress Bank of Cresco, Fortress Bank, N.A. (collectively, the Banks), Merchants Merger Corp., CBG Financial Services, Inc., CBG Services, Inc. and Lincoln Neighborhood Redevelopment Corporation. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiaries, GSB Investments, Inc. and CBG Mortgage, Inc. Community Bank of Oconto County also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. Fortress Bank of Westby also includes the accounts of its wholly owned subsidiaries, Westby Investment Company, Inc. and Fortress Mortgage Services Company. CBG Financial Services also includes the accounts of its wholly owned subsidiaries Link Community Financial Services and Keith C. Winters & Associates. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2002.

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

NOTE B -- Earnings Per Share

Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic	2003	2002	2003	2002

(In Thousands, except per share data)
Net income	$2,051	$1,674	$4,047	$ 2,902
Weighted average shares outstanding	2,876	2,486	2,875	2,493
Basic earnings per share	$0.71	$0.67	$1.41	$ 1.16

Diluted:

(In Thousands, except per share data)
Net income	$2,051	$1,674	$4,047	$ 2,902
Weighted average shares outstanding	2,876	2,486	2,875	2,493
Effect of dilutive stock options outstanding	13	0	11	0

Diluted weighted average shares outstanding	2,889	2,486	2,886	2,493
Diluted earnings per share	$0.71	$0.67	$1.40	$ 1.16

NOTE C -- Comprehensive Income

The following table presents our comprehensive income.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In Thousands)
Net income	$2,051	$ 1,674	$4,047	$ 2,902
Other comprehensive income
Change in unrealized securities gains	497	449	419	317
Reclassification adjustment for gains (losses) included in net income	(72)	210	1	210
Income tax effect	(160)	(272)	(127)	(222)

Total comprehensive income	$2,316	$ 2,061	$4,340	$ 3,207

NOTE D -- Loans Receivable

Loans are comprised of the following categories (dollars in thousands):

	June 30, 2003	December 31, 2002	June 30, 2002

First Mortgage:
Conventional single-family residential	$94,503	$98,075	$75,247
Commercial and multifamily residential	212,279	198,250	183,245
Construction	44,947	32,995	34,252
Farmland	25,101	20,847	8,609

	376,830	350,167	301,353

Commercial business loans	278,636	246,787	158,723
Consumer and installment loans	44,419	51,883	29,561
Home equity loans	12,506	9,492	7,194
Other	3,631	7,109	989

	339,192	315,271	196,467

Total loans	716,022	665,438	497,820

Less allowance for loan losses	8,009	7,663	5,927

Loans, net	$708,013	$657,775	$491,893

NOTE E -- Stock-Based Compensation Plan

At June 30, 2003 we had a stock-based key officer and employee compensation plan. We account for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

(Amounts In Thousands, Except Per Share Data)

Net income, as reported	$ 2,051	$ 1,674	$ 4,047	$ 2,902
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	156	62	228	129

Pro forma net income	$ 1,895	$ 1,612	$ 3,819	$ 2,773

Earnings per share:
Basic:
As reported	$ 0.71	$ 0.67	$ 1.41	$ 1.16
Pro forma	$ 0.66	$ 0.65	$ 1.33	$ 1.11
Diluted:
As reported	$ 0.71	$ 0.67	$ 1.40	$ 1.16
Pro forma	$ 0.66	$ 0.65	$ 1.32	$ 1.11

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at June 30, 2003 and June 30, 2002, respectively: dividend yield of 2.17% and 2.16%; expected price volatility of 14.89% and 14.92%; blended risk-free interest rates of 3.81% and 5.28%; and expected lives of 10 years, respectively.

NOTE F -- Recent Acquisitions

On November 30, 2002, we acquired Fortress Bancshares, Inc. (“Fortress”) and its wholly-owned subsidiaries, Fortress Bank of Westby, Wisconsin, Fortress Bank of Cresco, Iowa and Fortress Bank, N.A. headquartered in Houston, Minnesota (“Fortress Banks”). The purchase price for Fortress was $21.0 million including $9.4 million in cash and 389,722 shares of common stock valued at $11.7 million based on the average price over the contractual pricing period. At the date of the acquisition, Fortress had consolidated assets of $222.5 million, consolidated loans of $144.8 million and consolidated deposits of $175.2 million. The year-to-year comparisons are significantly impacted by our completion of the acquisition of Fortress. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Fortress were recorded at their respective fair values on November 30, 2002 and account balances acquired are included in our financial results.

On April 15, 2003 we acquired Integrated Financial Services, Inc. (“IFS”) and on May 1, 2003, we acquired Keith C. Winters & Associates (“KCW”). IFS is an insurance agency based in Mequon, Wisconsin and was organized in 1999. KCW is a tax preparation and tax consulting firm with two offices in Franklin, Wisconsin and has been in business for more than 30 years.

NOTE G -- Pending Acquisitions

On April 24, 2003, we announced the signing of Definitive Agreements to acquire Reedsburg Bancorporation, Inc. (“Reedsburg”) and Random Lake Bancorp, Limited (“Random Lake”). Reedsburg serves as a one-bank holding company for The Reedsburg Bank. The Reedsburg Bank has total assets of $137.0 million with four locations in central Wisconsin. Random Lake serves as a one-bank holding company for Wisconsin State Bank. Wisconsin State Bank has total assets of $93.9 million with four locations in Wisconsin. The transactions are expected to close in the 4th quarter of 2003, subject to shareholder and regulatory approvals and other customary closing conditions.

NOTE H -- Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement is not expected to have a material impact on the financial statements.

The Financial Accounting Standards Board has issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it is required to be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. For the Corporation, the Statement is effective July 1, 2003 and implementation is not expected to have a material impact on the consolidated financial statements.

NOTE I -- Commitments and Contingent Liabilities

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and issuing letters of credit as it does for on-balance-sheet instruments.

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at June 30, 2003, December 31, 2002 and June 30, 2002, are as follows:

	June 30, 2003	December 31, 2002	June 30, 2002

(Amounts in Thousands)
Commitments to originate mortgage loans	$26,144	$23,845	$23,074

Unused lines of credit:
Commercial business	88,700	71,074	55,310
Home equity	12,983	11,088	6,976
Credit cards	11,086	10,832	7,679
Other	--	97	--

Standby letters of credit	11,814	9,346	6,923

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. Credit card commitments are unsecured. At June 30, 2003 no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total Assets

Total assets increased $27.5 million, or 3.0% to $936.6 million at June 30, 2003 compared to $909.1 million at December 31, 2002. The growth in loans caused the majority of the increase.

Investment Securities

Investment securities available-for-sale decreased $4.6 million, or 3.5%, from $130.1 million at December 31, 2002, to $125.5 million at June 30, 2003. Sales of investment securities and amounts repaid were partially offset by purchases of investments during the period.

Loans Receivable

Loans receivable, net of allowance for loan losses increased $50.2 million from $657.8 million at December 31, 2002 compared to $708.0 million at June 30, 2003. The growth in loans can be attributed to the growth in commercial business and construction loans that were partially offset by the decrease in consumer and residential mortgage loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At June 30, 2003 we designated $5.8 million of loans as held for sale.

Total Deposits and Borrowings

Total deposits increased $13.6 million, or 1.9%, from $729.5 million on December 31, 2002 to $743.0 million on June 30, 2003. The increase in deposits can be attributed to the growth in retail money market accounts and savings accounts currently offered by our subsidiary banks. Uncertainties in the stock market also contributed to the deposit increase. Short-term borrowings increased by $2.9 million, or 16.1% from $18.1 million on December 31, 2002 to $21.0 million on June 30, 2003. Short-term borrowings consist of federal funds borrowed from correspondent banks and repurchase agreements. Long-term debt decreased by $3.8 million, or 5.3%, from $72.3 million on December 31, 2002 to $68.5 million on June 30, 2003. Long-term debt consists of Federal Home Loan Bank advances.

On May 30, 2003, Merchants and Manufacturers Statutory Trust II, a Connecticut statutory trust wholly owned by the Corporation, issued $10,000,000 of fixed rate capital securities to one accredited investor. The Trust used the proceeds from the capital securities to purchase a like amount of fixed rate junior subordinated debentures of the Corporation. The capital securities accrue and pay dividends quarterly at a fixed rate equal to 8.25%. The Corporation has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly dividends and payments on the liquidation or redemption of the capital securities, but only to the extent of funds held by the Trust. The capital securities are mandatorily redeemable upon maturity of the debentures on May 30, 2033 or earlier as provided in the indenture with respect to the debentures. The Corporation has the right to redeem the debentures on or after May 30, 2008.

On November 12, 2002, Merchants and Manufacturers Statutory Trust I, a Connecticut statutory trust wholly owned by the Corporation, issued $10,000,000 of floating rate capital securities one accredited investor. The Trust used the proceeds from the capital securities to purchase a like amount of floating rate junior subordinated debentures of the Corporation. The capital securities accrue and pay dividends quarterly at a variable rate, reset quarterly, equal to 3-month LIBOR plus 3.35%. The Corporation has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly dividends and payments on the liquidation or redemption of the capital securities, but only to the extent of funds held by the Trust. The capital securities are mandatorily redeemable upon maturity of the debentures on November 12, 2032 or earlier as provided in the indenture with respect to the debentures. The Corporation has the right to redeem the debentures on or after November 12, 2007.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Corporation’s indebtedness and senior to the Corporation’s capital stock. The debentures are included on the balance sheet as liabilities; however for regulatory purposes they are allowed in the calculation of Tier 1 capital as of December 31, 2002 and June 30, 2003.

Capital Resources

Stockholders' equity at June 30, 2003 was $72.6 million compared to $69.3 million at December 31, 2002, an increase of $3.3 million. The change in stockholders' equity consists of net income of $4.0 million, less payments of dividends to shareholders of $1.1 million and a $293,000 net increase in accumulated other comprehensive income. We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets. Our tier 1 capital (common stockholders’ equity less goodwill) to risk-weighted assets was 10.3% at June 30, 2003, well above the 4.0% minimum required. Total capital to risk-adjusted assets was 11.4%; also well above the 8.0% minimum requirement. The leverage ratio was at 8.5% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.

In light of our pending acquisitions, we will be required to add to our capital via a trust preferred securities offering, a preferred stock offering or other equity financing in order to maintain our “well capitalized” classification. As our acquisition oriented growth strategy continues, we may be required to add additional capital to maintain our current “well capitalized” rating.

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

Nonperforming assets are summarized, for the dates indicated, as follows (dollars in thousands):

	June 30, 2003	December 31, 2002	June 30, 2002

Non-accrual loans:
Conventional single-family residential	$742	$613	$701
Commercial and multifamily residential	1,747	820	2,283
Commercial business loans	1,755	1,246	499
Consumer and installment loans	656	524	363

Total non-accrual loans	4,900	3,203	3,846

Other real estate owned	2,085	2,382	1,168

Total nonperforming assets	$6,985	$5,585	$5,014

Ratios:
Non-accrual loans to total loans	0.68%	0.48%	0.77%
Nonperforming assets to total assets	0.75	0.61	0.80
Loan loss allowance to non-accrual loans	163.45	239.24	154.11
Loan loss allowance to total loans	1.12	1.15	1.16

Nonperforming assets increased by $1.4 million from $5.6 million at December 31, 2002 to $7.0 million at June 30, 2003, an increase of 25.1%. The growth in non-accrual loans contributed to the increase. We believe that any losses on current non-accrual loans balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.

The following table presents changes in the allowance for loan losses (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Balance at beginning of period	$7,939	$5,667	$7,663	$5,563
Provision for loan losses	340	282	642	562
Charge-offs:
Commercial and multifamily residential	1	0	29	0
Commercial business loans	28	21	35	91
Consumer and installment loans	289	37	314	187

Total charge-offs	318	58	378	278

Recoveries:
Commercial and multifamily residential	28	0	28	17
Commercial business loans	5	3	20	7
Consumer and installment loans	15	33	34	56

Total recoveries	48	36	82	80

Net charge-offs	270	22	296	198

Balance at June 30,	$8,009	$5,927	$8,009	$5,927

We believe the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

We maintain our allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. We also use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan is risk rated between one and seven by the originating loan officer or loan committee, with one being the best case and seven being a loss or the worst case. Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses. Loans with risk ratings between four and six are monitored much closer by the officers. Control of our loan quality is continually monitored by management and is reviewed by the Board of Directors and our credit quality committee on a quarterly basis. We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to its methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the second quarter 2003 is consistent with prior periods.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. Once a quarter at each bank’s Board of Directors meeting a watch list is presented, showing all loans listed as “Management Attention,” ”Substandard,” “Doubtful” and “Loss.” An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention. As of June 30, 2003 the loans classified as Management Attention were $23.9 million compared to $22.3 million as of December 31, 2002, an increase of $1.6 million or 7.2%. The increase can be attributed to the economic downturn currently being experienced by our commercial loan customers.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Banks’ primary regulators, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We believe we have established an adequate allowance for probable loan losses. We analyze the process regularly, with modifications made if needed, and report those results four times per year at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Comparison of Three and Six Months Ended June 30, 2003 and 2002

Net Interest Income

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2003 was $8.6 million, an increase of 29.5% from the $6.6 million reported for the same period in 2002, and for six months ended June 30, 2003 was $17.5 million, an increase of 35.02% from the $12.9 million reported for the same period in 2002. The increase is due to revenue resulting from the acquisition of Fortress as well as the increase in loan and investment volume made possible by an increase in deposits. Net interest income for the six months ended June 30, 2003 included $4.0 million from the Fortress Banks. Our net interest margin on a fully taxable-equivalent basis was 3.98% and 4.55% for the second quarters of 2003 and 2002, respectively. The compression in the net interest margin has been affected by the purchase accounting adjustments associated with the acquisition of Fortress and the interest rate cuts made by the Federal Reserve during 2002 and 2003. Management believes that, should the Federal Reserve make additional rate reductions, we could potentially experience further margin compression. The reduction in market interest rates during the quarter caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to decrease from 6.71% for the three months ended June 30, 2002, to 5.79% for the three month period ended June 30, 2003, and from 6.79% for the six months ended June 30, 2002, to 6.00% for the six month period ended June 30, 2003.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Three Months Ended June 30,

	2003			2002

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans, net (1)(2)	$701,357	$10,986	6.28%	$492,832	$8,638	7.03%
Loans exempt from federal income taxes (3)	3,433	70	8.14%	1,418	27	7.64%
Taxable investment securities (4)	38,397	495	5.17%	14,727	136	3.70%
Mortgage-related securities (4)	69,032	395	2.30%	37,719	487	5.18%
Investment securities exempt from federal income taxes (3)(4)	34,419	492	5.74%	20,239	339	6.72%
Other securities	16,945	31	0.73%	16,088	126	3.14%

Interest earning assets	863,583	12,469	5.79%	583,023	9,753	6.71%

Non interest earning assets	63,012			35,042

Average assets	$926,595			$618,065

Liabilities and Stockholders' Equity
NOW deposits	$61,714	114	0.74%	$35,963	85	0.95%
Money market deposits	215,502	849	1.58%	88,280	344	1.56%
Savings deposits	85,498	147	0.69%	78,991	221	1.12%
Time deposits	273,154	1,800	2.64%	207,406	1,791	3.46%
Short-term borrowings	32,707	173	2.12%	29,493	169	2.30%
Long-term borrowings	68,519	634	3.71%	54,300	530	3.91%
Company-obligated mandatorily redeemable preferred securities	13,548	188	5.57%	--	--	--%

Interest bearing liabilities	750,642	3,905	2.09%	494,433	3,140	2.55%

Demand deposits and other non interest bearing liabilities	104,683			70,425
Stockholders' equity	71,270			53,207

Average liabilities and stockholders' equity	$926,595			$618,065

Net interest spread (5)		$8,564	3.70%		$6,613	4.16%
Net interest earning assets	$112,941			$88,590
Net interest margin on a fully tax equivalent basis (6)			3.98%			4.55%
Net interest margin (6)			3.89%			4.46%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.15			1.18
_________________________

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

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Six Months Ended June 30,

	2003			2002

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets
Loans, net (1)(2)	$ 685,018	$21,935	6.46%	$ 486,569	$17,224	7.14%
Loans exempt from federal income taxes (3)	3,525	144	8.24%	1,467	55	7.56%
Taxable investment securities (4)	37,522	1,084	5.83%	15,438	336	4.39%
Mortgage-related securities (4)	71,263	1,065	3.01%	35,218	943	5.40%
Investment securities exempt from federal income taxes (3)(4)	34,231	1,027	6.05%	20,760	698	6.78%
Other securities	21,282	119	1.13%	18,717	211	2.27%

Interest earning assets	852,841	25,374	6.00%	578,169	19,467	6.79%

Non interest earning assets	61,473			35,340

Average assets	$ 914,314			$613,509

Liabilities and Stockholders' Equity
NOW deposits	$ 59,767	221	0.75%	$ 35,625	170	0.96%
Money market deposits	208,116	1,668	1.62%	87,614	701	1.61%
Savings deposits	85,047	292	0.69%	76,464	424	1.12%
Time deposits	279,625	3,800	2.74%	206,958	3,761	3.66%
Short-term borrowings	29,990	321	2.16%	28,789	328	2.30%
Long-term borrowings	69,369	1,290	3.75%	54,587	1,140	4.21%
Company-obligated mandatorily redeemable preferred securities	11,774	307	5.26%	--	--	--%

Interest bearing liabilities	743,688	7,899	2.14%	490,037	6,524	2.68%

Demand deposits and other non interest bearing liabilities	100,276			70,539
Stockholders' equity	70,350			52,933

Average liabilities and stockholders' equity	$ 914,314			$ 613,509

Net interest spread (5)		$ 17,475	3.86%		$ 12,943	4.11%
Net interest earning assets	$ 109,153			$ 88,132
Net interest margin on a fully tax equivalent basis (6)			4.13%			4.51%
Net interest margin (6)			4.04%			4.43%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.15			1.18

_________________________

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

VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended June 30, 2003 Compared to June 30, 2002				Six Months Ended June 30, 2003 Compared to June 30, 2002

	Change Due to Volume	Change Due to Rate	Change Due to Mix	Total Change	Change Due to Volume	Change Due to Rate	Change Due to Mix	Total Change

Interest-Earning Assets:
Loans, net (1)	$3,655	($918)	($389)	$2,348	$7,025	($1,644)	($670)	$4,711
Loans exempt from federal income taxes (2)	38	2	3	43	77	5	7	89
Taxable investment securities	218	54	87	359	481	110	157	748
Mortgage-related securities	404	(271)	(225)	(92)	965	(417)	(426)	122
Investment securities exempt from federal income taxes (2)	237	(49)	(35)	153	453	(75)	(49)	329
Other securities	7	(97)	(5)	(95)	29	(106)	(15)	(92)

Total interest-earning assets	$ 4,559	($1,279)	($564)	$2,716	$9,030	($2,127)	($996)	$5,907

Interest-Bearing Liabilities:
NOW deposits	$61	($19)	($13)	$29	$115	($38)	($26)	$51
Money market deposits	496	4	5	505	964	1	2	967
Savings deposits	18	(85)	(7)	(74)	48	(162)	(18)	(132)
Time deposits	567	(424)	(134)	9	1,321	(949)	(333)	39
Short-term borrowings	18	(13)	(1)	4	14	(20)	(1)	(7)
Long-term borrowings	139	(28)	(7)	104	309	(125)	(34)	150
Company-obligated mandatorily redeemable preferred securities	0	0	188	188	0	0	307	307

Total interest-bearing liabilities	$1,299	($565)	$ 31	$ 765	$2,771	($1,293)	($103)	$1,375

Net change in net interest income				$ 1,951				$4,532

______________________________

(1)  Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.
(2)  Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

Provision for Loan Losses

For the three months ended June 30, 2003, the provision for loan losses was $340,000 compared to $282,000 for the same period in 2002. For the six months ended June 30, 2003, the provision for loan losses was $642,000 compared to $562,000 for the same period in 2002. The increase is due to the inclusion of Fortress in our consolidated operating results as well as to support the growth in the loan portfolio. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income

Non-interest income for the three months ended June 30, 2003, was $3.1 million compared to $1.5 million for the three months ended June 30, 2002, an increase of $1.6 million, or 113.8%. Non-interest income for the six months ended June 30, 2003 was $5.3 million compared to $2.6 million for the six months ended June 30, 2002, an increase of $2.7 million, or 102.5% The increase was due to the inclusion of Fortress’ results, increased service charges collected on deposit accounts and gains on the sale of loans. The Fortress Banks added $574,000 of additional non-interest income during the three month period, and $1.2 million for the six month period ended June 30, 2003.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2003, was $8.0 million compared to $5.1 million for the three months ended June 30, 2002, an increase of $2.9 million, or 55.6%. Non-interest expense for the six months ended June 30, 2003, was $15.6 million compared to $10.4 million for the six months ended June 30, 2002, an increase of $5.2 million, or 49.6%. The increase in non-interest expense included $1.7 million for three months ended June 30, 2003, and $3.4 million for six months ended June 30, 2003 in expenses related to the inclusion of the Fortress Banks’ non-interest expenses in our 2003 second quarter and year to date operating results. Salaries and employee benefits increased $1.6 million or 52.9% from $3.0 million for the three-month period ended June 30, 2002 to $4.6 million for the 2003 three-month period. Salaries and employee benefit expenses increased $2.6 million or 42.0% from $6.2 million for the six month period of June 30, 2002, to $8.9 million for the 2003 six month period. Exclusive of the Fortress Banks, salaries and employee benefits increased $646,000 or 21.4% for the three month period and $724,000 or 11.6% for the six-month period. Occupancy expense for the three months ended June 30, 2003 was $1.2 million compared to $814,000 for the three months ended June 30, 2002, an increase of $433,000, or 53.2%. Occupancy expense for the six months ended June 30, 2003 was $2.5 million compared to $1.6 million for the six months ended June 30, 2002, an increase of $832,000, or 51.0%. Exclusive of the Fortress Banks, occupancy expense increased $185,000 or 22.7% for the three months ended June 30, 2003 and $326,000, or 20.0% for the six months ended June 30, 2003. Marketing and business development expenses increased $183,000 or 80.6% from $227,000 for the three months ended June 30, 2002 to $410,000 for the 2003 three-month period, and increased $327,000, or 74.1% from $441,000 for six months ended June 30, 2002 to $768,000 for the 2003 six month period. The inclusion of the Fortress expenses as well as the marketing campaign announcing the Fortress acquisition and the promotion of new products and services caused the increase. Other operating expenses increased $766,000 or 118.9% from $644,000 for the three months ended June 30, 2002 to $1.4 million for the 2003 three-month period, and increased $1.5 million, or 105.8% from $1.4 million for the six months ended June 30, 2002 to $2.8 million for the 2003 period. Exclusive of the Fortress Banks, other operating expenses increased $374,000 or 58.1% for the three months ended June 30, 2003, compared to the same period in 2002, and increased $721,000 or 52.5% when comparing the 2003 six month period versus the same period in 2002.

Income Taxes

Income taxes for the three-month period ended June 30, 2003 was $1.1 million compared to $844,000 for the three months ended June 30, 2002, an increase of $244,000, or 28.9%. Income taxes for the six month period ended June 30, 2003 was $2.1 million compared to $1.4 million for the six months ended June 30, 2002, an increase of $692,000, or 48.6%. The effective tax rate for the three months ended June 30, 2003 was 34.7% compared to 33.5% for the three months ended June 30, 2002. The effective tax rate for the six months ended June 30, 2003 was 34.3% compared to 32.9% for the six months ended June 30, 2002.

Net Income

On an after tax basis, for the three month period ended June 30, 2003, we reported net income of $2.1 million compared to $1.7 million for the same period in 2002, an increase of 22.5%. While for the six month period ended June 30, 2003, we reported net income of $4.0 million compared to $2.9 million for the same period in 2002, an increase of $1.1 million, or 39.5%.

Liquidity

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $107,000 for the six months ended June 30, 2003, compared to $6.4 million provided by operating activities in 2002, a decrease of $6.3 million, due primarily to the increase in mortgage loan originations and sales. Net cash used in investing activities increased by $23.5 million, to $43.2 million for the six months ended June 30, 2003, from $19.7 million used in the same period in 2002. Our lending activities for the first six months of 2003 compared to 2002 used additional cash flows of $46.7 million due primarily to an increase in loans, net of principal collections in the 2003 period, compared to using $17.1 million in the 2002 period. Net cash provided by financing activities was $21.6 million for the six months ended June 30, 2003 compared to $15.8 million provided by financing activities during the six month period in 2002 The $5.8 million increase in net cash provided by financing activities was primarily due to a $10.0 million increase in trust preferred securities in the 2003 six-month period.

The Corporation expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the Asset/Liability Management committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, we believe that the Banks could borrow $96.2 million for a short time from these banks on a collective basis. The Banks are members of the Federal Home Loan Bank (FHLB) and each has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of June 30, 2003. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of June 30, 2003

	Within	Six to Twelve	One to Five	Over
	Six Months	Months	Years	Five Years	Total

		(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$34,424	$33,058	$186,040	$12,169	$265,691
Adjustable-rate mortgage loans	71,907	10,078	9,606	138	91,729

Total mortgage loans	106,331	43,136	195,646	12,307	357,420
Commercial business loans	130,825	36,004	120,274	8,897	296,000
Consumer loans	9,259	228	78	135	9,700
Home equity loans	10,970	4,692	27,541	3,430	46,633
Tax-exempt loans	3,767	150	762	1,590	6,269
Mortgage-related securities	16,246	11,875	33,409	5,335	66,865
Fixed rate investment securities and other	1,525	3,864	21,278	31,280	57,947
Variable rate investment securities and other	27,877	0	50	0	27,927

Total interest-earning assets	$306,800	$99,949	$399,038	$62,974	$868,761

Interest-bearing liabilities:
Deposits
Time deposits	$97,151	$75,966	$90,563	$3,925	$267,605
NOW accounts	3,590	3,590	35,904	16,755	59,839
Savings accounts	6,367	5,099	50,989	22,841	85,296
Money market accounts	33,948	12,305	123,053	57,425	226,731
Borrowings	42,400	21,000	26,943	19,157	109,500

Total interest-bearing liabilities	$183,456	$117,960	$327,452	$120,103	$748,971

Interest-earning assets less interest-bearing liabilities	$123,344	($18,011)	$71,586	($57,129)	$119,790

Cumulative interest rate sensitivity gap	$123,344	$105,333	$176,919	$119,790

Cumulative interest rate sensitivity gap as a percentage of total assets	13.17%	11.25%	18.89%	12.79%

At June 30, 2003, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 13.17% for six months and a positive 11.25% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write–offs; (2) changes in management’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; (10) changes in accounting principles, policies or guidelines; and (11) the acquisitions of Reedsburg Bancorporation, Inc. and Random Lake Bancorp, Limited are each subject to a number of conditions, including shareholder and regulatory approvals and customary closing conditions, and no assurance can be given that either acquisition will be completed or, if completed, that the terms of either acquisition will be as presently contemplated.
We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Corporation has not experienced any material changes to its market risk position since December 31, 2002, from that disclosed in the Corporation’s 2002 Form 10-K Annual Report.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation's Chairman of the Board and Principal Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chairman of the Board and Principal Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Corporation (and its consolidated subsidiaries) required to be included in the periodic reports the Corporation is required to file and submit to the SEC under the Exchange Act. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Corporation has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Corporation's Chairman of the Board and Principal Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Corporation's internal control over financial reporting during the Corporation's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

As of June 30, 2003 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.	Changes in Securities

(c)  On May 30, 2003, Merchants and Manufacturers Statutory Trust II, a Connecticut statutory trust wholly owned by the Corporation, issued $10,000,000 of fixed rate capital securities to one accredited investor. The Trust used the proceeds from the capital securities to purchase a like amount of fixed rate junior subordinated debentures of the Corporation. The capital securities accrue and pay dividends quarterly at a fixed rate equal to 8.25%. The Corporation has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly dividends and payments on the liquidation or redemption of the capital securities, but only to the extent of funds held by the Trust. The capital securities are mandatorily redeemable upon maturity of the debentures on May 30, 2033 or earlier as provided in the indenture with respect to the debentures. The Corporation has the right to redeem the debentures on or after May 30, 2008. The Corporation believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to an accredited investor, who provided representations which Merchants deemed necessary to satisfy itself that it was an accredited investor and was purchasing for investment and not with a view to resale in connection with a public offering.

Item 3.	Defaults upon Senior Securities – NONE

Item 4.   Submission of Matters to Vote of Security Holders

ANNUAL MEETING OF SHAREHOLDERS. On June 10, 2003, at the Annual Meeting of the shareholders of the Corporation, the Corporation’s shareholders reelected James Bomberg, Casimir Janiszewski, Donald Zellmer, Duane Bluemke and Jerome Sarnowski as directors for three-year terms expiring on the date of the annual shareholders meeting to be held in 2006.

SHAREHOLDER VOTE WITH RESPECT TO MATTERS ACTED UPON AT THE ANNUAL MEETING

ELECTION OF DIRECTORS. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. James Bomberg, Casimir Janiszewski, Donald Zellmer, Duane Bluemke and Jerome Sarnowski were standing for reelection. The vote with respect to the reelection of each was as follows:

JAMES BOMBERG

2,875,496	Total votes were eligible to be cast

2,208,605	Votes were represented in person or by proxy at the Annual Meeting

2,188,004	Votes were cast “FOR” the reelection of Mr. Bomberg

20,600	Votes were cast “AGAINST” the reelection of Mr. Bomberg

CASIMIR JANISZEWSKI

2,875,496	Total votes were eligible to be cast

2,208,605	Votes were represented in person or by proxy at the Annual Meeting

2,185,438	Votes were cast “FOR” the reelection of Mr. Janiszewski

23,165	Votes were cast “AGAINST” the reelection of Mr. Janiszewski

DONALD ZELLMER

2,875,496	Total votes were eligible to be cast

2,208,605	Votes were represented in person or by proxy at the Annual Meeting

2,161,128	Votes were cast “FOR” the reelection of Mr. Zellmer

47,475	Votes were cast “AGAINST” the reelection of Mr. Zellmer

DUANE BLUEMKE

2,875,496	Total votes were eligible to be cast

2,208,605	Votes were represented in person or by proxy at the Annual Meeting

2,170,539	Votes were cast “FOR” the reelection of Mr. Bluemke

38,065	Votes were cast “AGAINST” the reelection of Mr. Bluemke

JEROME SARNOWSKI

2,875,496	Total votes were eligible to be cast

2,208,605	Votes were represented in person or by proxy at the Annual Meeting

2,184,447	Votes were cast “FOR” the reelection of Mr. Sarnowski

24,156	Votes were cast “AGAINST” the reelection of Mr. Sarnowski

ADOPTION TO AMEND THE ARTICLES OF INCORPORATION FOR THE PURPOSE OF AUTHORIZING THE ISSUANCE OF 250,000 SHARES OF PREFERRED STOCK. Under Wisconsin law, the resolution would be approved if, at the Annual Meeting, a majority of the outstanding shares eligible to be cast were cast "FOR" the proposal. The vote on the resolution to amend the Corporation’s Articles of Incorporation for the purpose of authorizing the issuance of 250,000 shares of preferred stock are as follows:

2,875,496	Total votes were eligible to be cast

2,208,605	Votes were represented in person or by proxy at the Annual Meeting

1,644,523	Votes were cast “FOR” the adoption of the resolution to amend the Corporation’s Articles of Incorporation for the purpose of authorizing the issuance of 250,000 shares of preferred stock

119,130	Votes were cast “AGAINST” the adoption of the resolution to amend the Corporation’s Articles of Incorporation for the purpose of authorizing the issuance of 250,000 shares of preferred stock

444,632	Votes abstained or were broker non-votes

Item 5.    Other Information – NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits – The following exhibits are filed as part of this report:

EXHIBIT 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

EXHIBIT 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

EXHIBIT 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

_____________

*These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Reports on Form 8-K:

(b)    The Corporation furnished a report Form 8-K on April 30, 2003 pursuant to Items 9 and 12 regarding its press release of its March 31, 2003 earnings report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
_____________________________________
(Registrant)

Date: August 13, 2003	By:	/s/ Michael J. Murry

Michael J. Murry, Chairman of the Board of Directors and Principal Executive Officer

Date: August 13, 2003	By:	/s/ James C. Mroczkowski

James C. Mroczkowski, Executive Vice President and Chief Financial Officer/Principal Financial Officer

10-Q EXHIBIT LIST

EXHIBIT NO.             DESCRIPTION

EXHIBIT 31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

EXHIBIT 31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

EXHIBIT 32.2*    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
_____________

*These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

