Form 10-Q
period 2003-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2003-11-13
CIK 753682

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

or

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

 (Address of principal executive office)

(262) 790-2120

Registrant's telephone number, including area code:

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   X      No

As of November 1, 2003, 2,875,630 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

FORM 10-Q

INDEX

             Page
    Number
Part I. Financial Information

Part I. Financial Information
Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	September 30,	December 31,	September 30,
	2003	2002	2002

	(Amounts In Thousands, Except Share and Per Share Amounts)
ASSETS
Cash and due from banks	$22,947	$31,539	$19,479
Interest bearing deposits in banks	4,449	3,825	2,905
Federal funds sold	8,222	26,391	18,483

Cash and cash equivalents	35,618	61,755	40,867
Available-for-sale securities	122,214	130,125	74,161
Loans, less allowance for loan losses of $7,927 at September 30, 2003, $7,663 at December 31, 2002 and $6,100 at September 30, 2002	727,548	657,775	495,392
Accrued interest receivable	4,408	4,248	3,043
FHLB stock	15,488	14,935	2,826
Premises and equipment	15,535	15,406	10,808
Intangible assets	11,778	9,681	2,877
Other assets	16,793	15,170	10,704

Total assets	$949,382	$909,095	$644,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$95,055	$97,288	$69,670
Interest bearing	665,064	632,168	448,406

Total deposits	760,119	729,456	518,076
Short-term borrowings	21,021	18,088	9,046
Long-term borrowings	63,064	72,322	53,900
Accrued interest payable	1,140	1,403	775
Company Obligated Mandatorily Redeemable Preferred Securities	20,000	10,000	--
Other liabilities	10,900	8,497	6,769

Total liabilities	876,244	839,766	588,566
Stockholders' equity
Preferred stock, $1.00 par value; 250,000 shares authorized, shares issued and shares outstanding – none	--	--	--
Common stock $1.00 par value; 6,000,000 shares authorized; shares issued: 2,977,231 at September 30, 2003 and December 31, 2002, 2,587,509 at September 30, 2002; shares outstanding: 2,875,630 at September 30, 2003, 2,875,155 at December 31, 2002 and 2,485,433 at September 30, 2002	2,977	2,977	2,588
Additional paid-in capital	26,302	26,308	14,952
Retained earnings	46,000	41,489	40,216
Accumulated other comprehensive income	736	1,448	964
Treasury stock, at cost (101,601 shares at September 30, 2003, 102,076 shares at December 31, 2002 and September 30, 2002	(2,877)	(2,893)	(2,893)

Total stockholders' equity	73,138	69,329	55,827

Total liabilities and stockholders' equity	$949,382	$909,095	$644,393

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Interest income:	(In Thousands, except per share data)
Interest and fees on loans	$11,228	$8,799	$33,258	$26,059
Interest and dividends on securities:
Taxable	465	138	1,549	474
Tax-exempt	334	210	1,012	671
Interest on mortgage-backed securities	406	484	1,471	1,427
Interest on interest bearing deposits in Banks and federal funds sold	30	102	149	313

Total interest income	12,463	9,733	37,439	28,944

Interest expense:
Interest on deposits	2,747	2,475	8,728	7,531
Interest on short-term borrowings	83	96	404	424
Interest on long-term borrowings	615	523	1,905	1,663
Interest on Company Obligated Manadatorily Redeemable Preferred Securities	325	--	632	--

Total interest expense	3,770	3,094	11,669	9,618

Net interest income	8,693	6,639	25,770	19,326
Provision for loan losses	372	282	1,014	844

Net interest income after provision for loan losses	8,321	6,357	24,756	18,482
Non-interest income:
Service charges on deposit accounts	661	440	1,896	1,146
Service charges on loans	771	180	2,120	625
Securities gains, net	0	0	1	210
Gain on sale of loans, net	568	227	1,744	360
Net gain on sale of premises	0	89	2	267
Other	1,043	465	2,613	1,427

Total noninterest income	3,043	1,401	8,376	4,035
Noninterest expenses:
Salaries and employee benefits	4,728	2,932	13,619	8,803
Premises and equipment	1,260	842	3,725	2,465
Data processing fees	268	276	857	948
Marketing and business development	383	270	1,151	711
Federal deposit insurance premiums	31	24	97	75
Other	1,508	813	4,333	2,587

Total noninterest expense	8,178	5,157	23,782	15,589

Income before income taxes	3,186	2,601	9,350	6,928
Income taxes	1,083	863	3,200	2,288

Net income	$ 2,103	$ 1,738	$ 6,150	$ 4,640

Basic earnings per share	$ 0.73	$ 0.70	$ 2.14	$ 1.86

Diluted earnings per share	$ 0.73	$ 0.70	$ 2.13	$ 1.86

Dividends per share	$ 0.19	$ 0.19	$ 0.57	$ 0.53

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2003	2002

	(In Thousands)
Cash Flows From Operating Activities
Net income	$6,150	$4,640
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,014	844
Depreciation	1,209	736
Amortization and accretion of premiums and discounts, net	634	117
Securities gains, net	(1)	(210)
Gain on sale of loans, net	(1,744)	(360)
Gain on sale of premises and equipment, net	--	(267)
(Decrease) increase in accrued interest receivable	(160)	124
Decrease in accrued interest payable	(263)	(253)
Other, net	(260)	2,705

Net cash provided by operations before loan originations and sales	6,579	8,076
Loans originated for sale	(161,182)	(58,715)
Proceeds from sales of loans	163,231	58,066

Net cash provided by operating activities	8,628	7,427

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(43,621)	(30,386)
Proceeds from sales of available-for-sale securities	7,353	7,008
Proceeds from redemptions and maturities of available-for-sale securities	42,385	16,416
Net increase in loans	(71,405)	(23,675)
Purchase of premises and equipment	(1,338)	(1,266)
Purchase of Federal Home Loan Bank stock	(848)	(141)

Net cash used in investing activities	(67,474)	(32,044)

Cash Flows From Financing Activities
Net increase in deposits	30,663	40,292
Net increase (decrease) in short-term borrowings	2,933	(8,000)
Dividends paid	(1,639)	(1,318)
Proceeds from long-term borrowings	15,000	6,500
Repayment of long-term borrowings	(24,258)	(8,400)
Issuance of Company-obligated mandatorily redeemable preferred securities	10,000	--
Purchase of treasury stock	(1)	(1,072)
Proceeds from sale of treasury stock	11	14

Net cash provided by financing activities	32,709	28,016

Increase (decrease) in cash and cash equivalents	(26,137)	3,399
Cash and cash equivalents at beginning of period	61,755	37,468

Cash and cash equivalents at end of period	$35,618	$40,867

Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$11,933	$9,882
Income taxes paid	3,503	2,358
Loans transferred to other real estate owned	313	2,897

Supplemental Schedules of Noncash Investing Activities, change in accumulated other comprehensive income, unrealized gains on available-for-sale securities, net	$(712)	$634

See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2003

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2002.

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

NOTE B -- Earnings Per Share

Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2003	2002	2003	2002

	(In Thousands, except per share data)
Net income	$ 2,103	$ 1,738	$ 6,150	$ 4,640
Weighted average shares outstanding	2,876	2,485	2,875	2,491
Basic earnings per share	$ 0.73	$ 0.70	$ 2.14	$ 1.86

Diluted:

	(In Thousands, except per share data)
Net income	$ 2,103	$ 1,738	$ 6,150	$ 4,640
Weighted average shares outstanding	2,876	2,485	2,875	2,491
Effect of dilutive stock options outstanding	17	2	14	0

Diluted weighted average shares outstanding	2,893	2,487	2,889	2,491
Diluted earnings per share	$ 0.73	$ 0.70	$ 2.13	$ 1.86

NOTE C -- Comprehensive Income

The following table presents our comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

		(In Thousands)
Net income	$2,103	$ 1,738	$6,150	$ 4,640
Other comprehensive income
Change in unrealized securities gains (losses)	(1,551)	498	(1,132)	815
Reclassification adjustment for gains included in net income	0	0	1	210
Income tax effect	546	(169)	419	(391)

Total comprehensive income	$1,098	$ 2,067	$5,438	$ 5,274

NOTE D -- Loans Receivable

Loans are comprised of the following categories (dollars in thousands):

	September 30, 2003	December 31, 2002	September 30, 2002

First Mortgage:
Conventional single-family residential	$88,895	$98,075	$71,084
Commercial and multifamily residential	230,534	198,250	176,228
Construction	48,792	32,995	35,348
Farmland	26,371	20,847	8,853

	394,592	350,167	291,513

Commercial business loans	278,484	246,787	169,862
Consumer and installment loans	44,297	51,883	31,183
Home equity loans	14,300	9,492	7,445
Other	3,802	7,109	1,489

	340,883	315,271	209,979

Total loans	735,475	665,438	501,492

Less allowance for loan losses	7,927	7,663	6,100

Loans, net	$727,548	$657,775	$495,392

NOTE E – Stock-Based Compensation Plan

At September 30, 2003 we had a stock-based key officer and employee compensation plan. We account for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

	(Amounts In Thousands, Except Per Share Data)
Net income, as reported	$2,103	$1,738	$6,150	$4,640
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	268	177	495	307

Pro forma net income	$1,835	$1,561	$5,655	$4,333

Earnings per share:
Basic:
As reported	$0.73	$0.70	$2.14	$1.86
Pro forma	$0.64	$0.63	$1.97	$1.74
Diluted:
As reported	$0.73	$0.70	$2.13	$1.86
Pro forma	$0.63	$0.63	$1.96	$1.74

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at September 30, 2003 and September 30, 2002, respectively: dividend yield of 2.08% and 2.35%; expected price volatility of 14.76% and 14.84%; blended risk-free interest rates of 3.14% and 5.14%; and expected lives of 10 years, respectively.

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

Effective November 1, 2003, we completed our acquisition of Reedsburg Bancorporation, Inc. ("Reedsburg") (See Note J).

NOTE G -- Pending Acquisition

On April 24, 2003, we announced the signing of a Definitive Agreement to acquire Random Lake Bancorp Limited (“Random Lake”). Random Lake serves as a one-bank holding company for Wisconsin State Bank. As of September 30, 2003, Random Lake has total assets of $93.9 million with four locations in Wisconsin. The proposed acquisition is subject to a number of closing conditions and there can be no assurance that the proposed acquisition will be completed or, if completed, that the terms of the proposed acquisition will be as presently contemplated.

NOTE H – Recent Accounting Pronouncements

Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Corporation's financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Corporation's financial statements. The Corporation considers the fees collected in connection with the issuance of letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee.

FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, on October 8, 2003, the Financial Accounting Standards Board (FASB) deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

The Corporation expects to adopt FIN 46 in connection with its consolidated financial statements for the year ending December 31, 2003. The Corporation formed Merchants and Manufacturers Statutory Trust I in November 2002 to issue $10,000,000 of trust preferred securities and Merchants and Manufacturers Statutory Trust II in May 2003 to issue $10,000,000 of trust preferred securities. Also, in October 2003 the Corporation formed Merchants and Manufacturers Statutory Trust III and Merchants and Manufacturers Statutory Trust IV to issue a total of $15,000,000 of trust preferred securities (See Note J). In its current form, FIN 46 may require the Corporation to de-consolidate its investment in Merchants and Manufacturers Statutory Trust I and Merchants and Manufacturers Statutory Trust II in future financial statements and may not allow the Corporation to consolidate Merchants and Manufacturers Statutory Trust III and Merchants and Manufacturers Statutory Trust IV in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the four trusts formed by the Corporation, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve stated that it intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Corporation was not permitted to include the $20 million in trust preferred securities issued by Merchants and Manufacturers Statutory Trust I and Merchants and Manufacturers Statutory Trust II in its Tier 1 capital, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Corporation believes it would be permitted to redeem the capital securities, which bear interest at a fixed rate of 8.25% with respect to a total $17,500,000 of trust preferred securities issued by Merchants and Manufacturers Statutory Trust II and Merchants and Manufacturers Statutory Trust III, a variable rate equal to 3-month LIBOR plus 3.35% with respect to $7,500,000 of trust preferred securities issued by Merchants and Manufacturers Statutory Trust I and a variable rate equal to 3-month LIBOR plus 2.95% with respect to $7,500,000 of trust preferred securities issued by Merchants and Manufacturers Statutory Trust IV, without penalty.

The interpretations of FIN 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Corporation's financial statements.

The Financial Accounting Standards Board has issued Statement 149, “Amendment of Statement 133 on Derivative Instruments and Hedging”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. Implementation of the Statement is not expected to have a material impact on the financial statements.

The Financial Accounting Standards Board has issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it is required to be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. For the Corporation, the Statement was effective July 1, 2003 and implementation did not have a material impact on the consolidated financial statements.

NOTE I – Commitments and Contingent Liabilities

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

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at September 30, 2003, December 31, 2002 and September 30, 2002, are as follows:

	September 30, 2003	December 31, 2002	September 30, 2002

	(Amounts In Thousands)
Commitments to originate mortgage loans	$21,684	$23,845	$21,352
Unused lines of credit:
Commercial business	86,511	71,074	60,613
Home equity	12,831	11,088	7,676
Credit cards	12,430	10,832	7,787
Other	--	97	--

Standby letters of credit	10,736	9,346	7,566

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by one of the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. Credit card commitments are unsecured. At September 30, 2003 no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

NOTE J -- Subsequent Events

Effective November 1, 2003, the Corporation consummated the merger (the "Merger") of Merchants New Merger Corp., a wholly owned subsidiary of the Corporation ("Merger Corp."), with and into Reedsburg pursuant to the Agreement and Plan of Reorganization, dated as of April 24, 2003, as amended as of May 15, 2003 (the "Merger Agreement"), among the Corporation, Merger Corp. and Reedsburg. As a result of the Merger, Reedsburg became a wholly owned subsidiary of the Corporation. As of September 30, 2003, Reedsburg has assets of $142 million with four locations in central Wisconsin.

Pursuant to the Merger Agreement, Reedsburg shareholders will receive $900 per share, resulting in total merger consideration of $36 million. Reedsburg shareholders will receive 85% of the merger consideration in the form of cash and promissory notes and the remaining 15% in the form of the Corporation's common stock. The Corporation will issue up to $20 million of the total merger consideration in promissory notes. The daily average price of the Corporation's common stock during the valuation period specified in the Merger Agreement was $36.759, resulting in an exchange ratio of 3.6726 shares of the Corporation's common stock for each share of Reedsburg common stock. Thus, each share of Reedsburg common stock will be exchanged for $765 of cash and/or promissory notes and 3.6726 shares of the Corporation's common stock.

The Corporation completed an offering of a total of $15,000,000 of trust preferred securities on October 15, 2003, and will use all or a part of the proceeds of the offering to fund the cash portion of the consideration to be issued in the Merger. On October 15, 2003, Merchants and Manufacturers Statutory Trust III, a Connecticut statutory trust wholly owned by the Corporation, issued $7,500,000 of fixed rate capital securities to one accredited investor and used the proceeds to purchase a like amount of fixed rate junior subordinated debentures of the Corporation. Also, on October 15, 2003, Merchants and Manufacturers Statutory Trust IV, a Connecticut statutory trust wholly owned by the Corporation, issued $7,500,000 of floating rate capital securities to one accredited investor and used the proceeds from the capital securities to purchase a like amount of floating rate junior subordinated debentures of the Corporation. The fixed rate capital securities accrue and pay dividends quarterly at a fixed rate equal to 8.25% and the floating rate capital securities accrue and pay dividends quarterly at a variable rate equal to 3-month LIBOR plus 2.95%. The Corporation has fully and unconditionally guaranteed all of the obligations of the trusts. The guarantee covers the quarterly dividends and payments on the liquidation or redemption of the capital securities, but only to the extent of funds held by the trusts. The capital securities are mandatorily redeemable upon maturity of the debentures on October 15, 2033 or earlier as provided in the indenture with respect to the debentures. The Corporation has the right to redeem the debentures on or after October 15, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total Assets

Total assets increased $40.3 million, or 4.4% to $949.4 million at September 30, 2003 compared to $909.1 million at December 31, 2002. The growth in loans caused the majority of the increase.

Investment Securities

Investment securities available-for-sale decreased $7.9 million, or 6.1%, from $130.1 million at December 31, 2002, to $122.2 million at September 30, 2003. Sales of investment securities and amounts repaid were partially offset by purchases of investments during the period.

Loans Receivable

Loans receivable, net of allowance for loan losses increased $69.7 million from $657.8 million at December 31, 2002 compared to $727.5 million at September 30, 2003. The growth in loans can be attributed to the growth in commercial business and construction loans that were partially offset by the decrease in consumer and residential mortgage loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At September 30, 2003 we designated $546,000 of loans as held for sale.

Total Deposits and Borrowings

Total deposits increased $30.6 million, or 4.2%, from $729.5 million on December 31, 2002 to $760.1 million on September 30, 2003. The increase in deposits can be attributed to the growth in retail money market accounts and savings accounts currently offered by our subsidiary banks. Uncertainties in the stock market also contributed to the deposit increase. Short-term borrowings increased by $2.9 million, or 16.2%, from $18.1 million on December 31, 2002 to $21.0 million on September 30, 2003. Short-term borrowings consist of federal funds borrowed from correspondent banks and repurchase agreements. Long-term debt decreased by $9.3 million, or 12.8%, from $72.3 million on December 31, 2002 to $63.1 million on September 30, 2003. Long-term debt consists of Federal Home Loan Bank advances.

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

On November 12, 2002, Merchants and Manufacturers Statutory Trust I, a Connecticut statutory trust wholly owned by the Corporation, issued $10,000,000 of floating rate capital securities to one accredited investor. The Trust used the proceeds from the capital securities to purchase a like amount of floating rate junior subordinated debentures of the Corporation. The capital securities accrue and pay dividends quarterly at a variable rate, reset quarterly, equal to 3-month LIBOR plus 3.35%. The Corporation has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly dividends and payments on the liquidation or redemption of the capital securities, but only to the extent of funds held by the Trust. The capital securities are mandatorily redeemable upon maturity of the debentures on November 12, 2032 or earlier as provided in the indenture with respect to the debentures. The Corporation has the right to redeem the debentures on or after November 12, 2007.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Corporation’s indebtedness and senior to the Corporation’s capital stock. The capital securities are included on the balance sheet as liabilities; however for regulatory purposes they are allowed in the calculation of Tier 1 capital as of December 31, 2002 and September 30, 2003. See Note H to the unaudited consolidated financial statements for a description of certain risks relating to the accounting and regulatory treatment of the capital securities.

Capital Resources

Stockholders' equity at September 30, 2003 was $73.1 million compared to $69.3 million at December 31, 2002, an increase of $3.8 million. The change in stockholders' equity consists of net income of $6.2 million, less payments of dividends to shareholders of $1.6 million and a $712,000 net decrease in accumulated other comprehensive income. We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets. Our tier 1 capital (common stockholders’ equity less goodwill) to risk-weighted assets was 10.3% at September 30, 2003, well above the 4.0% minimum required. Total capital to risk-adjusted assets was 11.4%; also well above the 8.0% minimum requirement. The leverage ratio was at 8.6% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.

In October 2003, prior to the consummation of our acquisition of Reedsburg, we issued a total of $15 million of additional trust preferred securities. See Note J to the unaudited consolidated financial statements. As our acquisition oriented growth strategy continues, we may be required to add additional capital to maintain our current "well capitalized" rating.

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

Nonperforming assets are summarized, for the dates indicated, as follows (dollars in thousands):

	September 30, 2003	December 31, 2002	September 30, 2002

Non-accrual loans:
Conventional single-family residential	$639	$613	$564
Commercial and multifamily residential	1,634	820	858
Commercial business loans	1,002	1,246	715
Consumer and installment loans	673	524	522

Total non-accrual loans	3,948	3,203	2,659

Other real estate owned	1,907	2,382	2,877

Total nonperforming assets	$5,855	$5,585	$5,536

Ratios:
Non-accrual loans to total loans	0.54%	0.48%	0.54%
Nonperforming assets to total assets	0.63	0.61	0.86
Loan loss allowance to non-accrual loans	200.79	239.24	229.41
Loan loss allowance to total loans	1.08	1.15	1.22

Nonperforming assets increased by $270,000 from $5.6 million at December 31, 2002 to $5.9 million at September 30, 2003, an increase of 4.8%. The growth in non-accrual loans contributed to the increase. We believe that any losses on current non-accrual loans balances will be negligible, due to the collateral position in each situation. However, additional losses may occur upon sale of the other real estate.

The following table presents changes in the allowance for loan losses (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Balance at beginning of period	$8,009	$5,927	$7,663	$5,563
Provision for loan losses	372	282	1,014	844
Charge-offs:
Commercial and multifamily residential	99	0	128	0
Commercial business loans	317	1	352	90
Consumer and installment loans	143	120	457	307

Total charge-offs	559	121	937	397

Recoveries:
Commercial and multifamily residential	0	0	28	17
Commercial business loans	62	0	82	5
Consumer and installment loans	43	12	77	68

Total recoveries	105	12	187	90

Net charge-offs	454	109	750	307

Balance at September 30,	$7,927	$6,100	$7,927	$6,100

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the third quarter 2003 is consistent with prior periods.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. Once a quarter at each bank’s Board of Directors meeting a watch list is presented, showing all loans listed as “Management Attention,” ”Substandard,” “Doubtful” and “Loss.” An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses   inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention. As of September 30, 2003 the loans classified as Management Attention were $25.0 million compared to $22.3 million as of December 31, 2002, an increase of $2.7 million or 12.1%. The increase can be attributed to the economic downturn currently being experienced by our commercial loan customers.

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

Comparison of Three and Nine Months Ended September 30, 2003 and 2002

Net Interest Income

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2003 was $8.9 million, an increase of 31.6% from the $6.8 million reported for the same period in 2002, and for nine months ended September 30, 2003 was $26.4 million, an increase of 33.8% from the $19.7 million reported for the same period in 2002. The increase is due to revenue resulting from the acquisition of Fortress as well as the increase in loan and investment volume made possible by an increase in deposits. Net interest income for the nine months ended September 30, 2003 included $6.1 million from the Fortress Banks. Our net interest margin on a fully taxable-equivalent basis was 4.02% and 4.50% for the third quarters of 2003 and 2002, respectively. The compression in the net interest margin has been affected by the purchase accounting adjustments associated with the acquisition of Fortress and the interest rate cuts made by the Federal Reserve during 2002 and 2003. Management believes that, should the Federal Reserve make additional rate reductions, we could potentially experience further margin compression. The reduction in market interest rates during the quarter caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to decrease from 6.56% for the three months ended September 30, 2002, to 5.73% for the three month period ended September 30, 2003, and from 6.71% for the nine months ended September 30, 2002, to 5.91% for the nine month period ended September 30, 2003.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Three Months Ended September 30,
	2003			2002

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets
Loans, net (1)(2)	$721,591	$11,185	6.15%	$500,561	$8,783	6.96%
Loans exempt from federal income taxes (3)	3,278	65	7.89%	1,362	24	6.99%
Taxable investment securities (4)	37,693	465	4.89%	13,701	138	4.00%
Mortgage-related securities (4)	64,412	406	2.50%	42,223	484	4.55%
Investment securities exempt from federal income taxes (3)(4)	35,058	506	5.73%	19,295	318	6.54%
Other securities	14,730	30	0.81%	18,141	102	2.23%

Interest earning assets	876,762	12,657	5.73%	595,283	9,849	6.56%

Non interest earning assets	70,036			35,841

Average assets	$946,798			$631,124

Liabilities and Stockholders' Equity
NOW deposits	$61,154	83	0.54%	$36,150	76	0.83%
Money market deposits	240,884	850	1.40%	108,842	470	1.71%
Savings deposits	87,129	127	0.58%	79,095	228	1.14%
Time deposits	267,917	1,687	2.50%	206,865	1,701	3.26%
Short-term borrowings	16,221	83	2.03%	15,212	96	2.50%
Long-term borrowings	67,489	615	3.62%	54,141	523	3.83%
Company-obligated mandatorily redeemable preferred securities	20,000	325	6.45%	--	--	--%

Interest bearing liabilities	760,794	3,770	1.97%	500,305	3,094	2.45%

Demand deposits and other non interest bearing liabilities	113,028			75,948
Stockholders' equity	72,976			54,871

Average liabilities and stockholders' equity	$946,798			$631,124

Net interest spread (5)		$8,887	3.76%		$6,755	4.11%
Net interest earning assets	$115,968			$94,978
Net interest margin on a fully tax equivalent basis (6)			4.02%			4.50%
Net interest margin (6)			3.93%			4.42%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.15			1.19
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

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Nine Months Ended September 30,
	2003			2002

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets
Loans, net (1)(2)	$696,826	$33,120	6.35%	$491,233	$26,008	7.08%
Loans exempt from federal income taxes (3)	3,443	209	8.12%	1,432	79	7.38%
Taxable investment securities (4)	37,577	1,549	5.51%	14,859	474	4.26%
Mortgage-related securities (4)	68,979	1,471	2.85%	37,553	1,427	5.08%
Investment securities exempt from federal income taxes (3)(4)	34,506	1,533	5.94%	20,272	1,017	6.71%
Other securities	19,281	149	1.03%	18,524	313	2.26%

Interest earning assets	860,612	38,031	5.91%	583,873	29,318	6.71%

Non interest earning assets	65,472			35,507

Average assets	$926,084			$619,380

Liabilities and Stockholders' Equity
NOW deposits	$60,229	303	0.67%	$35,801	247	0.92%
Money market deposits	219,039	2,518	1.54%	94,689	1,172	1.65%
Savings deposits	85,741	417	0.69%	77,340	654	1.13%
Time deposits	275,721	5,490	2.66%	206,927	5,458	3.53%
Short-term borrowings	25,587	404	2.11%	24,265	424	2.34%
Long-term borrowings	68,742	1,905	3.71%	54,439	1,663	4.08%
Company-obligated mandatorily redeemable preferred securities	14,516	632	5.82%	--	--	--%

Interest bearing liabilities	749,575	11,669	2.08%	493,461	9,618	2.61%

Demand deposits and other non interest bearing liabilities	105,281			72,340
Stockholders' equity	71,228			53,579

Average liabilities and stockholders' equity	$926,084			$619,380

Net interest spread (5)		$26,362	3.83%		$19,700	4.11%
Net interest earning assets	$111,037			$90,412
Net interest margin on a fully tax equivalent basis (6)			4.10%			4.51%
Net interest margin (6)			4.00%			4.43%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.15			1.18
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

VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended September 30, 2003 Compared to September 30, 2002				Nine Months Ended September 30, 2003 Compared to September 30, 2002

	Change Due to Volume	Change Due to Rate	Change Due to Mix	Total Change	Change Due to Volume	Change Due to Rate	Change Due to Mix	Total Change

Interest-Earning Assets:
Loans, net (1)	$3,878	$(1,024)	$(452)	$2,402	$10,885	$(2,660)	$(1,113)	$7,112
Loans exempt from federal income taxes (2)	34	3	4	41	111	8	11	130
Taxable investment securities	242	31	54	327	724	139	212	1,075
Mortgage-related securities	254	(218)	(114)	(78)	1,194	(626)	(524)	44
Investment securities exempt from federal income taxes (2)	259	(39)	(32)	188	714	(116)	(82)	516
Other securities	(19)	(65)	12	(72)	13	(170)	(7)	(164)

Total interest-earning assets	$4,648	$(1,312)	$(528)	$2,808	$13,641	$(3,425)	$(1,503)	$8,713

Interest-Bearing Liabilities:
NOW deposits	$53	$(27)	$(19)	$7	$169	$(67)	$(46)	$56
Money market deposits	570	(86)	(104)	380	1,539	(83)	(110)	1,346
Savings deposits	23	(113)	(11)	(101)	71	(278)	(30)	(237)
Time deposits	502	(398)	(118)	(14)	1,815	(1,338)	(445)	32
Short-term borrowings	6	(18)	(1)	(13)	23	(41)	(2)	(20)
Long-term borrowings	129	(30)	(7)	92	437	(154)	(41)	242
Company-obligated mandatorily redeemable preferred securities	0	0	325	325	0	0	632	632

Total interest-bearing liabilities	$1,283	$(672)	$ 65	$ 676	$4,054	$(1,961)	$(42)	$2,051

Net change in net interest income				$ 2,132				$6,662

______________________________

(1) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.
(2) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

Provision for Loan Losses

For the three months ended September 30, 2003, the provision for loan losses was $372,000 compared to $282,000 for the same period in 2002. For the nine months ended September 30, 2003, the provision for loan losses was $1,014,000 compared to $844,000 for the same period in 2002. The increase is due to the inclusion of Fortress in our consolidated operating results as well as to support the growth in the loan portfolio. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income

Non-interest income for the three months ended September 30, 2003, was $3.0 million compared to $1.4 million for the three months ended September 30, 2002, an increase of $1.6 million, or 117.2%. Non-interest income for the nine months ended September 30, 2003 was $8.4 million compared to $4.0 million for the nine months ended September 30, 2002, an increase of $4.3 million, or 107.6% The increase was due to the inclusion of Fortress’ results, increased service charges collected on deposit accounts and gains on the sale of loans. The Fortress Banks added $658,000 of additional non-interest income during the three month period, and $1.9 million for the nine month period ended September 30, 2003.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2003, was $8.2 million compared to $5.2 million for the three months ended September 30, 2002, an increase of $3.0 million, or 58.6%. Non-interest expense for the nine months ended September 30, 2003, was $23.8 million compared to $15.6 million for the nine months ended September 30, 2002, an increase of $8.2 million, or 52.6%. The increase in non-interest expense included $1.7 million for three months ended September 30, 2003, and $5.1 million for nine months ended September 30, 2003 in expenses related to the inclusion of the Fortress Banks’ non-interest expenses in our 2003 third quarter and year to date operating results. Salaries and employee benefits increased $1.8 million or 61.3% from $2.9 million for the three-month period ended September 30, 2002 to $4.7 million for the 2003 three-month period. Salaries and employee benefit expenses increased $4.8 million or 54.7% from $8.8 million for the nine month period of September 30, 2002, to $13.6 million for the 2003 nine month period. The Fortress Banks added $956,000 of additional salaries and employee benefits expense for the three month period and $2.9 million for the nine-month period. Occupancy expense for the three months ended September 30, 2003 was $1.3 million compared to $842,000 for the three months ended September 30, 2002, an increase of $418,000, or 49.6%. Occupancy expense for the nine months ended September 30, 2003 was $3.7 million compared to $2.5 million for the nine months ended September 30, 2002, an increase of $1.3 million, or 51.1%. The Fortress Banks added $249,000 of additional occupancy expense for the three months ended September 30, 2003 and $749,000 for the nine months ended September 30, 2003. Marketing and business development expenses increased $113,000 or 41.2% from $270,000 for the three months ended September 30, 2002 to $383,000 for the 2003 three-month period, and increased $440,000, or 61.9% from $711,000 for nine months ended September 30, 2002 to $1.2 million for the 2003 nine month period. The inclusion of the Fortress expenses as well as the marketing campaign announcing the Fortress acquisition and the promotion of new products and services caused the increase. Other operating expenses increased $695,000 or 85.5% from $813,000 for the three months ended September 30, 2002 to $1.5 million for the 2003 three-month period, and increased $1.7 million, or 67.5% from $2.6 million for the nine months ended September 30, 2002 to $4.3 million for the 2003 period. The Fortress Banks added $359,000 of additional other operating expenses for the three months ended September 30, 2003 and $1.1 million for the nine months ended September 30, 2003.

Income Taxes

Income taxes for the three-month period ended September 30, 2003 was $1.1 million compared to $863,000 for the three months ended September 30, 2002, an increase of $220,000, or 25.5%. Income taxes for the nine month period ended September 30, 2003 was $3.2 million compared to $2.3 million for the nine months ended September 30, 2002, an increase of $912,000, or 39.9%. The effective tax rate for the three months ended September 30, 2003 was 34.0% compared to 33.2% for the three months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2003 was 34.2% compared to 33.0% for the nine months ended September 30, 2002.

Net Income

On an after tax basis, for the three month period ended September 30, 2003, we reported net income of $2.1 million compared to $1.7 million for the same period in 2002, an increase of 21.0%. For the nine month period ended September 30, 2003, we reported net income of $6.2 million compared to $4.6 million for the same period in 2002, an increase of $1.5 million, or 32.5%.

Liquidity

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $8.6 million for the nine months ended September 30, 2003, compared to $7.4 million provided by operating activities in 2002, an increase of $1.2 million, due primarily to the increase in mortgage loan originations and sales. Net cash used in investing activities increased by $35.4 million, to $67.5 million for the nine months ended September 30, 2003, from $32.0 million used in the same period in 2002. Our lending activities for the first nine months of 2003 compared to 2002 used cash flows of $71.4 million due primarily to an increase in loans, net of principal collections in the 2003 period, compared to using $23.7 million in the 2002 period. Net cash provided by financing activities was $32.7 million for the nine months ended September 30, 2003 compared to $28.0 million provided by financing activities during the nine month period in 2002 The $4.7 million increase in net cash provided by financing activities was primarily due to a $10.0 million increase in trust preferred securities in the 2003 nine-month period.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 2003. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of September 30, 2003

	Within Six Months	Six to Twelve Months	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$35,895	$58,683	$178,232	$10,581	$283,391
Adjustable-rate mortgage loans	83,049	10,343	12,550	17	105,959

Total mortgage loans	118,944	69,026	190,782	10,598	389,350
Commercial business loans	130,316	30,393	120,483	2,961	284,153
Consumer loans	11,786	318	31	105	12,240
Home equity loans	11,970	4,443	27,069	1,753	45,235
Tax-exempt loans	2,295	156	508	1,538	4,497
Mortgage-related securities	17,909	15,323	29,081	2,701	65,014
Fixed rate investment securities and other	1,146	5,069	20,308	30,511	57,034
Variable rate investment securities and other	28,275	0	50	0	28,325

Total interest-earning assets	$322,641	$124,728	$388,312	$50,167	$885,848

Interest-bearing liabilities:
Deposits
Time deposits	$81,809	$93,197	$89,200	$2,583	$266,789
NOW accounts	3,824	3,824	38,241	17,846	63,735
Savings accounts	5,602	5,177	51,774	24,161	86,714
Money market accounts	40,569	13,229	132,292	61,736	247,826
Borrowings	36,181	21,000	31,249	15,655	104,085

Total interest-bearing liabilities	$167,985	$136,427	$342,756	$121,981	$769,149

Interest-earning assets less interest-bearing liabilities	$154,656	$(11,699)	$45,556	$(71,814)	$116,699

Cumulative interest rate sensitivity gap	$154,656	$142,957	$188,513	$116,699

Cumulative interest rate sensitivity gap as a percentage of total assets	16.29%	15.06%	19.86%	12.29%

At September 30, 2003, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 16.29% for six months and a positive 15.06% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write–offs; (2) changes in management’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; (10) changes in accounting principles, policies or guidelines; (11) the acquisition of Random Lake Bancorp Limited is subject to a number of conditions, and no assurance can be given that the acquisition will be completed or, if completed, that the terms of the acquisition will be as presently contemplated; and (12) the Corporation may experience difficulties in integrating its acquisition of Reedsburg Bancorporation, Inc.

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

As of September 30, 2003 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

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

Reports on Form 8-K: (b) The Corporation furnished a report Form 8-K on July 27, 2003 pursuant to Items 9 and 12 regarding its press release of its June 30, 2003 earnings report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     MERCHANTS AND MANUFACTURERS
                                                                                BANCORPORATION, INC.
                                                                    _______________________________________
                                                                                                (Registrant)

Date: November 13, 2003	By:	/s/ Michael J. Murry
Michael J. Murry
Chairman of the Board of Directors
and Principal Executive Officer

Date: November 13, 2003	By:	/s/ James C. Mroczkowski
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

