Form 10-K
period 2003-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2004-03-15
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------    ---------------------

Commission file number  0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Wisconsin                                      39-1413328
------------------------------------------------          ----------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
               organization)                              Identification Number)

                       19105 West Capitol Drive, Suite 200
                           Brookfield, Wisconsin 53045
                     ---------------------------------------
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (262) 790-2120

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                    ----------------------------------------
                                (Title of Class)

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

Yes [X] No [ ].

As of June 30, 2003 (the last business day of the Registrant's most recently completed second fiscal quarter) the aggregate market value of the shares (based upon the average bid/ask price) held by non-affiliates was approximately $85,412,000.

As of March 1, 2004, 3,335,372 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Registrant are incorporated by reference into Part III of this report.

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                      *****

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                                                   PAGE
                                                                                                                   ----
PART I
         Item 1.         Business                                                                                    3
         Item 2.         Properties                                                                                  9
         Item 3.         Legal Proceedings                                                                           9
         Item 4.         Submission of Matters to a Vote of Security Holders                                         9

PART II
         Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                      10
         Item 6.         Selected Financial Data                                                                    11
         Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations      12
         Item 7a.        Quantitative and Qualitative Disclosures About Market Risk                                 26
         Item 8.         Financial Statements and Supplementary Data                                                27
         Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       27
         Item 9(a).      Controls and Procedures                                                                    28

PART III
         Item 10.        Directors and Executive Officers of the Registrant                                         28
         Item 11.        Executive Compensation                                                                     28
         Item 12         Security Ownership of Certain Beneficial Owners and Management and Related
                         Stockholder Matters                                                                        28
         Item 13.        Certain Relationships and Related Transactions                                             28
         Item 14.        Principal Accountant Fees and Services                                                     29

PART IV
         Item 15.        Exhibits, Financial Statements Schedules and Reports on Form 8-K                           29
                         Signatures

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Merchants and Manufacturers Bancorporation, Inc. ("Merchants") was incorporated in Wisconsin in 1983 and is a registered bank holding company under the Bank Holding Company Act of 1956. As of December 31, 2003, we had total consolidated assets of $1.1 billion, consolidated loans of $857.1 million and consolidated deposits of $911.9 million. Our executive offices are located at 19105 West Capitol Drive, Brookfield, Wisconsin 53045 (telephone number (262) 790-2120).

         We are engaged in the community banking business through our Community BancGroup(TM), which includes our eight bank subsidiaries. We operate six bank subsidiaries in Wisconsin including; Lincoln State Bank; Grafton State Bank; Franklin State Bank; Community Bank of Oconto County; Fortress Bank of Westby and the Reedsburg Bank. We also operate two additional bank subsidiaries, Fortress Bank of Cresco and Fortress Bank, N.A., which operate in Iowa and Minnesota, respectively.

         Through our banks, we provide a broad range of services to individual and commercial customers. Collectively, our subsidiary banks enjoy the competitive advantages of being able to offer the products, services, operational capacity and the lending limit of a larger institution with the timely personal customer service typically offered by a community bank.

         In addition to traditional bank products, we offer our customers a broad range of residential mortgage services through CBG Mortgage, Inc., and a full range of investment, tax and life insurance products through CBG Financial Services, Inc. Each of these subsidiaries enable our member banks to provide a full range of financial products to their customers as well as contribute non-interest income to us.

         We also operate four additional non-bank operating subsidiaries:
Lincoln Neighborhood Redevelopment Corporation, which was organized in 1988 for the purpose of redeveloping and rehabilitating certain areas located primarily on the near south side of Milwaukee; CBG Services, Inc., which was formed in 1994 to provide operational services to our banks; Merchants Merger Corporation which was formed in 1999 to facilitate bank acquisitions and Merchants New Merger Corporation which was formed to facilitate the Reedsburg Bank acquisition.

GROWTH STRATEGY

         Over the last four years, our total assets have increased from $533 million as of December 31, 1999 to $1.1 billion as of December 31, 2003. During the same four-year period, our earnings per share on a diluted basis has increased from $1.41 to $2.56. The substantial increase in both total assets and earnings per share is a direct result of the implementation of our growth strategy. The key elements of our growth strategy include acquisitions, internal growth and a focus on expanding our non-interest income.

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

         INTERNAL GROWTH. While we made acquisitions in 1999, 2001, 2002 and 2003, significant opportunities exist to expand through internal growth by delivering quality products and by providing personal service to individuals and small to mid-sized businesses. By focusing on customer service and convenience, we provide the opportunity for customers to receive the personalized service that they find attractive in smaller organizations and still realize many of the efficiencies available to larger organizations.

         In addition, we intend to expand through internal growth with the addition of quality employees and through de novo branching into new markets by our existing bank subsidiaries. During this growth period Merchants has made a significant investment in recruiting and developing highly qualified and productive loan officers. Merchants also plans to enter high growth markets through branching.

         NON-INTEREST INCOME. Through CBG Financial Services, Inc., and its Link Community Financial Services, LLC subsidiary, we have significantly enhanced our ability to provide investment and insurance products to our current customer base. For example, as of December 31, 2003, Link had seven representatives strategically located and dedicated to providing customers with a full range of financial services. Over time, we expect this line of business to significantly enhance our relationships with current bank customers and also provide the subsidiary banks with additional opportunities for deposit and loan growth as our investment and insurance customer base expands over time. In 2003 we acquired Integrated Financial Services, Inc. ("IFS") and Keith C. Winters & Associates ("KCW"). IFS is an insurance agency that was organized in 1999. KCW is a tax preparation and tax-consulting firm with two offices in Franklin, Wisconsin and has been in business for more than 30 years.

RECENT ACQUISITIONS

         During 2003, we expanded our operations into Reedsburg, Wisconsin market, through an acquisition. On November 1, 2003, we acquired Reedsburg Bancorporation. ("Reedsburg") and its wholly-owned subsidiary, the Reedsburg Bank. The purchase price for Reedsburg was $36.0 million including $17.8 million in cash, $12.8 million in promissory notes and 146,800 shares of common stock valued at $5.4 million based on the average price over the contractual pricing period. At the date of the acquisition Reedsburg had assets of $141.8 million, loans of $97.2 million and deposits of $120.6 million.

OUR BANK SUBSIDIARIES

         We currently provide community-oriented, commercial and retail banking services to individuals as well as to small to mid-size businesses in our communities through 38 banking facilities in Wisconsin, Iowa & Minnesota. The Banks have consistent products, services and delivery systems and comply with similar regulatory guidance. As such they are not segments as that term is defined in Financial Accounting Standards Board Statement 131. The table below provides information regarding each of our banks and their respective markets.

                                                                       TOTAL ASSETS AT                                 NUMBER OF
          BANK              YEAR ORGANIZED       YEAR ACQUIRED        DECEMBER 31, 2002       COMMUNITIES SERVED       FACILITIES
          ----              --------------       -------------        -----------------       ------------------       ----------
                                                                    (DOLLARS IN THOUSANDS)
Lincoln State Bank               1919                1983                 $392,795              Milwaukee, WI              7
                                                                                                 Muskego, WI               2
                                                                                                Brookfield, WI             1
                                                                                                Greenfield, WI             2
                                                                                              Hales Corners, WI            1
                                                                                                New Berlin, WI             2
                                                                                                 Pewaukee, WI              1
                                                                                                West Allis, WI             1

Grafton State Bank               1906                1999                 $163,650               Grafton, WI               2
                                                                                                Saukville, WI              1

Franklin State Bank              1982                1984                 $ 92,779               Franklin, WI              3

Community Bank of Oconto         1989                2001                 $ 85,805             Oconto Falls, WI            1
County                                                                                           Gillett, WI               1
                                                                                              Little Suamico, WI           1

Fortress Bank of Westby          1992                2002                 $121,601                Westby, WI               2
                                                                                               Coon Valley, WI             1
                                                                                                West Salem, WI             1
                                                                                                Chaseburg, WI              1

Fortress Bank of Cresco          1996                2002                 $ 64,180                Cresco, IA               1

Fortress Bank, N.A.              1993                2002                 $ 54,530               Houston, MN               1
                                                                                                  Winona, WI               1

The Reedsburg Bank               1867                2003                 $157,781              Reedsburg, WI              2
                                                                                              North Freedom, WI            1
                                                                                                Lime Ridge, WI             1

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

         Lincoln State Bank. Lincoln State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1919. It operates seven full service branch offices in the southeastern Wisconsin communities of Milwaukee, Muskego, New Berlin, Brookfield and Pewaukee. In addition it operates ten limited hours facilities in Milwaukee and Waukesha Counties. At December 31, 2003, Lincoln State Bank comprised 34.3% of our consolidated assets.

         Grafton State Bank. Grafton State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1906. Its principal office and a branch office are located in Grafton, Wisconsin and another branch office is located in Saukville, Wisconsin. At December 31, 2003, Grafton State Bank comprised 14.3% of our consolidated assets.

         Franklin State Bank. Franklin State Bank was organized as a state banking association under the laws of the State of Wisconsin in 1982. Its principal office and a branch office are located in Franklin, Wisconsin. At December 31, 2003, Franklin State Bank comprised 8.1% of our consolidated assets. In addition it also operates a limited hours facility in Franklin.

         Community Bank of Oconto County. Community Bank of Oconto County is a full service commercial bank serving all of Oconto County and the eastern portion of Shawano County. In addition to the main office in the city of Oconto Falls, which is located approximately 25 miles north of Green Bay, Wisconsin, Community Bank of Oconto County operates two branch offices, one located in the city of Gillett and another located in the town of Little Suamico. At December 31, 2003, Community Bank of Oconto County comprised 7.5% of our consolidated assets.

         Fortress Bank of Westby. Fortress Bank of Westby is a full service commercial bank serving the banking needs of LaCrosse County, southeastern Monroe County and northern Vernon County, Wisconsin. Fortress Bank of Westby has offices in the southwestern Wisconsin communities of Westby, Coon Valley, Chaseburg, and West Salem. At December 31, 2003, the Fortress Bank of Westby comprised 10.6% of our consolidated assets.

         Fortress Bank of Cresco. Fortress Bank of Cresco is a full service commercial bank serving the banking needs of eastern Howard County and western Winneshiek County, Iowa from its office in Cresco, Iowa. At December 31, 2003, Fortress Bank of Cresco comprised 5.6% of our consolidated assets.

         Fortress Bank, N.A. Fortress Bank, N.A., Houston, Minnesota is a full service commercial bank serving the customers in Houston, Minnesota and northeast Winona Counties in Minnesota from offices in Houston and Winona. At December 31, 2003, Fortress Bank, N.A. comprised 4.8% of our consolidated assets.

         The Reedsburg Bank. The Reedsburg Bank is a full service commercial bank serving the banking needs of Sauk County, and portions of Juneau, Richland, and Adams Counties, Wisconsin. The Reedsburg Bank has offices in the Wisconsin communities of Reedsburg, North Freedom and Lime Ridge. At December 31, 2003, the Reedsburg Bank comprised 13.8% of our consolidated assets.

OUR OPERATING SUBSIDIARIES

         CBG Financial Services, Inc. was formed in 2002 to provide tax as well as non-insured investment and insurance products to customers of the Banks. For the twelve months ended December 31, 2003, CBG Financial Services had revenues of $1.2 million.

         CBG Mortgage, Inc. was formed in 2002 to act as our mortgage broker. As of December 31, 2003, CBG Mortgage services $160.5 million of residential mortgages.

         Fortress Mortgage Services Company acts as the mortgage broker for the Fortress Banks. As of December 31, 2003, Fortress Mortgage services $74.0 million of residential mortgages.

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

         -        involving community residents in economic planning; and

         -        retaining and attracting businesses.

         As of December 31, 2003, the Redevelopment Corporation had assets of $913,000, $558,000 in liabilities and equity of $355,000.

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

         Merchants New Merger Corp. Merchants New Merger Corp. is the historical Reedsburg Bancorporation parent company that was renamed following the acquisition.

OTHER SUBSIDIARIES

         Lincoln State Bank, Grafton State Bank, Community Bank of Oconto County, Fortress Bank of Westby and the Reedsburg Bank each have a wholly owned subsidiary. In 1991 an investment subsidiary known as M&M - Lincoln Investment Corporation was formed to manage the majority of Lincoln State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of mortgage-backed and other investment securities from Lincoln State Bank in exchange for 100% of the stock of the subsidiary. In 1992 an investment subsidiary known as Westby Investment Company, Inc. was formed to manage the majority of the Fortress Bank of Westby's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $10 million of municipal and other investment securities from the Fortress Bank of Westby in exchange for 100% of the stock of the subsidiary. In 1992 an investment subsidiary known as Reedsburg Investment Corp. was formed to manage the majority of the Reedsburg Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of municipal and other investment securities from the Reedsburg Bank in exchange for 100% of the stock of the subsidiary. In 1996 an investment subsidiary known as GSB Investments, Inc. was formed to manage the majority of Grafton State Bank's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $10 million of mortgage-backed and other investment securities from Grafton State Bank in exchange for 100% of the stock of the subsidiary. In 2001 an investment subsidiary known as CBOC Investments, Inc. was formed to manage the majority of the Community Bank of Oconto County's investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $11 million of municipal and other investment securities from Community Bank of Oconto County in exchange for 100% of the stock of the subsidiary. These subsidiaries are an intrinsic component of their respective parent banks and assets thereof are included in the total assets of the respective Banks above.

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

EMPLOYEES

         At December 31, 2003, we (along with our subsidiaries) employed 381 full-time and 104 part-time employees. We provide a wide range of benefits to employees, including educational activities, and consider our employee relations to be excellent. We conduct extensive training programs in order to enhance job-related knowledge and skills of our people and to train our employees with a sales-oriented approach to customers. Eligible employees participate in a 401(k) plan as well as group life and major medical insurance programs. None of our employees are represented by a labor union.

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

         On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes: a) The creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; b) Auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; c) Additional corporate governance and responsibility measures, including: (i) requiring a company's chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring a company's chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants; d) Expansion of power of the audit committee, including the requirements that the audit committee: (i) have direct control of the engagement of the outside auditor; (ii) be able to hire and fire the auditor, and (iii) approve all non-audit services; e) Expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions; mandatory disclosure by analysts of potential conflicts of interest; and f) a range of enhanced penalties for fraud and other violations.

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

BANK REGULATIONS

         Lincoln State Bank, Grafton State Bank, Franklin State Bank, Community Bank of Oconto County and the Reedsburg Bank operate under Wisconsin state bank charters and are subject to regulation by the Wisconsin Department of Financial Institutions Division of Banking and the FDIC. Fortress Bank of Westby operates under a Wisconsin state bank charter and as a member of the Federal Reserve Bank and is therefore regulated by that agency and the Wisconsin Department of Financial Institutions Division of Banking. The Fortress Bank of Cresco, Iowa operates under an Iowa state bank charter and is a member of the Federal Reserve Bank and is subject to regulation by that agency and the Iowa Division of Banking. Fortress Bank, N.A., operates as a national banking association and is subject to regulation by the Office of the Comptroller of the Currency. The state banking regulators detailed above, the FDIC, the Comptroller of the Currency, and the Federal Reserve Bank regulate or monitor all areas of the banks' operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, acquisitions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The regulators place limitations on activities of the banks including the issuance of capital notes or debentures and the holding of real estate and personal property and require the banks to maintain a certain ratio of reserves against deposits. The regulators also require the banks to file reports annually showing receipts and disbursements of the banks, in addition to any periodic reports requested.

AVAILABLE INFORMATION

         We maintain our corporate website at www.mmbancorp.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the Securities and Exchange Commission, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

         In 2003 our corporate headquarters relocated to an office building located in Brookfield, Wisconsin. We lease approximately 5,000 square feet from the building's owner. At this location, we maintain our corporate operations and personnel.

         The main office of Lincoln State Bank is at located at 3131 South 13th Street, Milwaukee, Wisconsin in a one-story building. Lincoln State Bank also operates branch offices at 2266 South 13th Street and 5400 West Forest Home Avenue. Both of theses offices are located in Milwaukee. Another branch of Lincoln State Bank is located in a one-story, 1,700 square foot building at 13510 Janesville Road, Muskego, Wisconsin. While another branch of Lincoln State Bank is located at 14000 West National Avenue, New Berlin, Wisconsin. The New Berlin branch is approximately 7,000 square feet. In 1995 Lincoln State Bank opened two other full-service branches one located Brookfield, Wisconsin and the other in Pewaukee, Wisconsin. Lincoln State Bank owns all of its facilities except the New Berlin branch and Brookfield branch which it leases from the buildings' owners.

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

         The Reedsburg Bank's main office is located in a two-story building at 201 Main Street, Reedsburg, Wisconsin. The Reedsburg Bank also operates branch offices in the Wisconsin communities of North Freedom and Lime Ridge. The Reedsburg Bank owns all of its properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

         The following table sets forth the quarterly high and low bid prices for the period indicated. The quotations below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                   Quotation or Price
Quarter Ended                   Low Bid          High Bid
---------------------------     -------          --------
March 31, 2002                  $ 24.32          $  26.36
June 30, 2002                     25.00             30.82
September 30, 2002                27.27             29.09
December 31, 2002                 26.45             27.64

MARCH 31, 2003                  $ 26.55          $  28.64
JUNE 30, 2003                     27.59             31.80
SEPTEMBER 30, 2003                31.27             33.18
DECEMBER 31, 2003                 32.86             46.35

         The approximate number of holders of record of our common stock is 1,054 as of December 31, 2003.

         Holders of the our stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors from funds legally available for such payments. Our ability to pay cash dividends is dependent primarily on the ability of each subsidiary to pay dividends to us. The ability of each subsidiary to pay dividends depends on its earnings and financial condition and on compliance with banking statutes and regulations.

         Quarterly dividends for the years ended December 31, 2003 and 2002 are shown in Item 6 "Selected Financial Data."

         On October 15, 2003, Merchants and Manufacturers Statutory Trust III, a Connecticut statutory trust wholly owned by the Corporation, issued $7.5 million of fixed rate capital securities to one accredited investor. The Trust used the proceeds from the Capital Securities to purchase a like amount of fixed rate junior subordinated debentures of the Corporation. The Capital Securities accrue and pay dividends quarterly at a fixed rate equal to 8.25%. The Corporation has fully and unconditionally guaranteed all of the obligations of the Trust. The Capital Securities are mandatorily redeemable upon maturity of the Debentures on October 15, 2033 or earlier as provided in the indenture with respect to the Debentures. The Corporation has the right to redeem the Debentures on or after October 15, 2008. The Corporation believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to an accredited investor, who provided representations which Merchants deemed necessary to satisfy itself that it was an accredited investor and was purchasing for investment and not with a view to resale in connection with a public offering.

         On October 15, 2003, Merchants and Manufacturers Statutory Trust IV, a Connecticut statutory trust wholly owned by the Corporation, issued $7.5 million of floating rate capital securities to one accredited investor. The Trust used the proceeds from the Capital Securities to purchase a like amount of floating rate junior subordinated debentures of the Corporation. The Capital Securities accrue and pay dividends quarterly at a variable rate, reset quarterly, equal to 3-month LIBOR plus 2.95%. The Corporation has fully and unconditionally guaranteed all of the obligations of the Trust. The Capital Securities are mandatorily redeemable upon maturity of the Debentures on October 15, 2033 or earlier as provided in the indenture with respect to the Debentures. The Corporation has the right to redeem the Debentures on or after October 15, 2008. The Corporation believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to an accredited investor, who provided representations which Merchants deemed necessary to satisfy itself that it was an accredited investor and was purchasing for investment and not with a view to resale in connection with a public offering.

         Effective November 1, 2003, the Corporation issued approximately $12.8 million of promissory notes to certain of the shareholders of Reedsburg pursuant to the Reedsburg acquisition. The promissory notes will mature on the fifth anniversary of the date of issuance, and principal on the promissory notes is due in five equal annual installments on November 1 of each year from 2004 through 2008. The promissory notes bear interest at the rate of 5.35% per year, payable quarterly. The promissory notes are secured by an irrevocable letter of credit issued by M&I Marshall & Ilsley Bank. The Corporation believes it has satisfied the exemption from the securities registration requirement provided by section 3(a)(2) of the Securities Act of 1933 since the promissory notes are guaranteed by a bank pursuant to the irrevocable letter of credit.

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes our certain historical financial data. This information is derived in part from, and should be read in conjunction with, the our Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except per share data):

                                                                              AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                             2003(1)          2002(2)        2001(3)         2000           1999(3)
                                                            ---------        --------       --------       --------        --------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Interest income (taxable equivalent) (4).............   $   51,871       $  40,421       $ 43,782       $ 43,256        $ 36,092
   Interest expense.....................................       15,871          13,106         19,798         21,718          15,863
                                                           ----------       ---------       --------       --------        --------
   Net interest income..................................       36,000          27,315         23,984         21,538          20,229
   Provision for loan losses............................        1,311           1,156          1,125          1,239             974
                                                           ----------       ---------       --------       --------        --------
   Net interest income after provision for loan losses         34,689          26,159         22,859         20,299          19,255
   Noninterest income..................................        11,163           6,127          4,682          4,395           3,815
   Merger related expenses.............................            --              --             --            296             490
   Noninterest expense.................................        32,736          22,139         18,554         16,757          15,793
                                                           ----------       ---------       --------       --------        --------
   Income before provision for income taxes............        13,116          10,147          8,987          7,641           6,787
   Provision for income taxes..........................         4,067           3,244          2,733          2,267           2,129
   Less taxable equivalent adjustment..................           821             518            546            606             594
                                                           ----------       ---------       --------       --------        --------
   Net income..........................................    $    8,228       $   6,385       $  5,708       $  4,768        $  4,064
                                                           ==========       =========       ========       ========        ========
DIVIDENDS:
   Common stock........................................    $    2,213       $   1,790       $  1,802       $  1,599        $  1,432
   Dividend payout ratio...............................         26.90%          28.03%         31.57%         33.54%          35.24%
PER SHARE DATA: (5)
   Net income-Basic ...................................    $     2.58       $    2.30       $   2.05       $   1.70        $   1.44
   Net income-Diluted .................................          2.56            2.29           2.04           1.69            1.41
   Book value..........................................         24.04           21.92          19.07          17.50           16.18
BALANCE SHEET DATA:
   Investment securities...............................    $  156,597       $ 130,125       $ 66,143       $ 78,847        $ 83,997
   Loans, net..........................................       847,938         657,775        477,332        473,161         395,533
   Total assets........................................     1,144,523         909,095        608,020        600,460         533,268
   Total deposits......................................       911,948         729,456        477,785        458,051         430,225
   Short-term borrowings...............................        34,007          18,088         17,046         43,928          14,879
   Long-term borrowings................................        59,528          72,322         55,800         44,700          38,900
   Company-obligated mandatorily redeemable preferred
    securities.........................................        35,000          10,000             --             --              --
   Total stockholders' equity..........................        79,974          69,329         52,929         48,515          45,735
EARNINGS RATIOS:
   Return on average total assets .....................          0.86%           0.99%          0.95%          0.84%           0.81%
   Return on average total stockholder' equity ........         11.29           11.55          11.15          10.18            9.00
   Net interest margin (6).............................          4.03            4.48           4.21           4.05            4.34
   Efficiency ratio (7)................................         70.64           67.24          65.98          67.33           69.44
ASSET QUALITY RATIOS:
   Allowance for loan losses to loans..................          1.07            1.15           1.15           1.05            1.01
   Nonaccrual loans to loans (8).......................          0.62            0.48           0.92           0.38            0.56
   Allowance for loan losses to nonperforming loans (8)        172.96          239.24         125.60         276.03          179.79
   Nonperforming assets to total assets (9)............          0.63            0.61           0.75           0.32            0.44
   Net loan charge-offs to average loans...............          0.14            0.21           0.12           0.06            0.11
CAPITAL RATIOS:
   Total stockholders' equity to total assets..........          6.99            7.63           8.71           8.08            8.58
   Total capital to risk-weighted assets ratio.........         10.25           10.71          11.53          11.19           12.42
   Tier 1 capital to risk-weighted assets ratio........          9.24            9.63          10.43          10.14           11.44
   Tier 1 capital to average assets ratio..............          8.02            9.41           8.72           8.25            9.44

1) Year-end data for 2003 includes Reedsburg Bancorporation, Inc. and subsidiaries acquired by Merchants on November 1, 2003.

2) Year-end data for 2002 includes Fortress Bancshares, Inc. and subsidiaries acquired by Merchants on November 30, 2002.

3) Restated to reflect the January 16, 2001 acquisition of CBOC, Inc. and the December 31, 1999 acquisition of Pyramid Bancorp; both acquisitions were accounted for as pooling-of-interests.

4) Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with our historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.

5) All per share information presented in this report has been retroactively restated to give effect to the 10% stock dividend declared in November 2003, as if each occurred as of January 1, 1999.

6) Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

7) Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.

8) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.

9) Nonperforming assets consist of nonperforming loans and other real estate.

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

                                                     2001(1)              2000             1999(1)
                                                     -------            -------            -------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported ...........................   $ 5,708            $ 4,768            $ 4,064
Add: goodwill amortization, net of tax............        46                 46                 46
                                                     -------            -------            -------
Adjusted net income...............................   $ 5,754            $ 4,814            $ 4,018
                                                     =======            =======            =======

Basic earnings per share as reported..............   $  2.25            $  1.87            $  1.58
Add: goodwill amortization, net of tax............      0.02               0.02               0.02
                                                     -------            -------            -------
Adjusted basic earnings per share.................   $  2.27            $  1.89            $  1.60
                                                     =======            =======            =======

Diluted earnings per share as reported............   $  2.24            $  1.86            $  1.55
Add: goodwill amortization, net of tax............      0.02               0.02               0.02
                                                     -------            -------            -------
Adjusted diluted earnings per share...............   $  2.26            $  1.88            $  1.57
                                                     =======            =======            =======

------------------
(1) Restated to reflect the January 16, 2001 acquisition of CBOC, Inc. and the December 31, 1999 acquisition of Pyramid Bancorp both acquisitions were accounted for as pooling-of-interests.

QUARTERLY FINANCIAL DATA

         The following table sets forth our selected quarterly financial data. The fourth quarter 2003 data includes Reedsburg Bancorporation, Inc. and subsidiaries acquired by Merchants on November 1, 2003.

                                            THREE MONTHS ENDED 2003                         THREE MONTHS ENDED 2002
                                   DECEMBER  SEPTEMBER     JUNE      MARCH         DECEMBER   SEPTEMBER     JUNE     MARCH
                                   --------  ---------   --------   --------       --------   ----------------------------
                                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income
  (taxable-equivalent) (1)         $ 13,840  $  12,657   $ 12,469   $ 12,905       $ 11,106   $   9,849   $ 9,753   $9,713
Interest expense                      4,202      3,770      3,905      3,994          3,488       3,094     3,140    3,384
                                   --------  ---------   --------   --------       --------   ---------   -------   ------
   Net interest income                9,638      8,887      8,564      8,911          7,618       6,755     6,613    6,329
Provision for loan losses               297        372        340        302            312         282       282      280
Noninterest income                    2,787      3,043      3,111      2,222          2,092       1,401     1,455    1,179
Noninterest expense                   8,954      8,178      8,005      7,599          6,550       5,157     5,144    5,288
                                   --------  ---------   --------   --------       --------   ---------   -------   ------
   Income before taxes                3,174      3,380      3,330      2,232          2,848       2,717     2,642    1,940
Provision for income taxes              867      1,083      1,088      1,029            956         863       844      581
Less taxable-equivalent
  adjustment                            229        194        191        207            147         116       124      131

                                   --------  ---------   --------   --------       --------   ---------   -------  -------
   Net income                      $  2,078  $   2,103   $  2,051   $  1,996       $  1,745   $   1,738   $ 1,674  $ 1,228
                                   ========  =========   ========   ========       ========   =========   =======  =======
Basic earnings per share           $   0.64  $    0.66   $   0.65   $   0.63       $   0.61   $    0.63   $  0.61  $  0.45
Diluted earnings per share         $   0.63  $    0.65   $   0.65   $   0.63       $   0.60   $    0.63   $  0.61  $  0.45
Dividends per share                $   0.17  $    0.17   $   0.17   $   0.17       $   0.17   $    0.17   $  0.15  $  0.15

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

         On November 1, 2003, we acquired Reedsburg Bancorporation, Inc. ("Reedsburg") and its wholly-owned subsidiary, the Reedsburg Bank. The purchase price for Reedsburg was $36.0 million including $17.8 million in cash, $12.8 million in promissory notes and 146,800 shares of common stock valued at $5.4 million based on the average price over the contractual pricing period. The transaction was recorded as a purchase. Application of purchase accounting requires the inclusion of Reedsburg and the Reedsburg Banks' operating results in the consolidated financial statements from the date of the acquisition. Accordingly Reedsburg and the Reedsburg Banks' operating results are included in the consolidation results of operations since November 1, 2003.

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

         This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
(1) expected cost savings and synergies from our recently completed merger of Reedsburg Bancorporation, Inc., might not be realized within the expected time frame; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (3) changes in management's estimate of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and our net interest margin; (6) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (7) our ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (8) our ability to access cost-effective funding; (9) changes in financial markets and general economic conditions; (10) new legislation or regulatory changes; and (11) changes in accounting principles, policies or guidelines.

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

RESULTS OF OPERATIONS

         Net income for 2003 was $8.2 million or $2.56 per diluted share, up from $6.4 million or $2.29 per diluted share in 2002 and $5.7 million or $2.04 per diluted share in 2001.

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

         Net interest income on a fully tax equivalent basis increased to $36.0 million in 2003, compared with $27.3 million in 2002 and $24.0 million in 2001. In 2003, net interest income increased $8.7 million due to organic growth in earning assets, the additional growth from the Reedsburg acquisition and the full year growth impact from the Fortress acquisition partially offset by a lower net interest margin versus the prior year. In 2002, net interest income increased due to organic growth in earning assets as well as the additional growth from the Fortress acquisition. The net interest margin, on a fully tax-equivalent basis, was 4.03% for 2003, compared with 4.48% and 4.21% the preceding two years. The decreasing rate environment that began in 2002, along with the incremental effect of the acquisitions resulted in lower margins in 2003.

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

                                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                   2003                            2002                           2001
                                                   ----                            ----                           ----
                                     AVERAGE                AVERAGE    AVERAGE              AVERAGE   AVERAGE             AVERAGE
                                     BALANCE     INTEREST    RATE      BALANCE   INTEREST     RATE    BALANCE   INTEREST   RATE
                                     -------     --------   -------   --------   --------   -------   -------   --------  -------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
Loans,net (1)(2)                     $724,469    $ 45,184    6.24%    $507,142   $ 35,637    7.03%    $477,412  $ 38,402   8.04%
Loans exempt from federal income
   taxes (3)                            3,481         279    8.01%       1,573        120    7.63%       1,656       150   9.06%
Taxable investment securities (4)      42,486       2,080    4.90%      20,240        893    4.41%      21,653     1,259   5.81%
Mortgage-related securities (4)        69,283       1,988    2.87%      39,226      2,050    5.23%      31,638     1,985   6.27%
Investment securities exempt
   from federal income taxes
   (3)(4)                              36,909       2,136    5.79%      21,201      1,403    6.62%      21,311     1,455   6.83%
Other securities                       16,647         204    1.23%      19,816        318    1.60%      15,377       531   3.45%
                                     --------    --------             --------   --------             --------  --------
Interest earning assets               893,275      51,871    5.81%     609,198     40,421    6.64%     569,047    43,782   7.69%
                                                 --------                        --------                       --------
Non interest earning assets            67,559                           38,600                          31,791
                                     --------                         --------                        --------
Average assets                       $960,834                         $647,798                        $600,838
                                     ========                         ========                        ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
NOW deposits                         $ 64,578         400    0.62%    $ 37,849        334    0.88%    $ 32,715       585   1.79%
Money market deposits                 230,298       3,320    1.44%     108,247      1,857    1.72%      87,213     3,168   3.63%
Savings deposits                       90,723         623    0.69%      78,357        843    1.08%      72,209     1,224   1.70%
Time deposits                         283,156       7,316    2.58%     213,791      7,261    3.40%     209,297    10,715   5.12%
Short-term borrowings                  25,493         594    2.33%      20,802        502    2.41%      24,723     1,260   5.10%
Long-term borrowings                   67,235       2,463    3.66%      55,692      2,244    4.03%      53,296     2,846   5.34%
Company-obligated mandatorily
   redeemable preferred
   securities                          19,073       1,155    6.06%       1,361         65    4.78%          --        --     --
                                     --------    --------             --------   --------             --------  --------
Interest bearing liabilities          780,556      15,871    2.03%     516,099     13,106    2.54%     479,453    19,798   4.13%
                                     --------    --------             --------   --------             --------  --------
Demand deposits and other non
   interest bearing liabilities       107,404                           76,400                          70,197
Stockholders' equity                   72,874                           55,299                          51,188
                                     --------                         --------                        --------
Average liabilities and
   stockholders' equity              $960,834                         $647,798                        $600,838
                                     ========                         ========                        ========
Net interest spread (5)                          $ 36,000    3.78%               $ 27,315    4.10%              $ 23,984   3.56%
Net interest earning assets          $112,719                         $ 93,099                        $ 89,594
Net interest margin on a fully
   tax equivalent basis (6)                                  4.03%                           4.48%                         4.21%
Net interest margin (6)                                      3.94%                           4.40%                         4.12%
Ratio of average
   interest-earning assets to
   average interest-bearing
   liabilities                                               1.14                            1.18                          1.19

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

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                         2003 VS. 2002                                2002 VS. 2001
                                                         -------------                                -------------
                                                      INCREASE/(DECREASE)                           INCREASE/(DECREASE)
                                                            DUE TO                                         DUE TO
                                                            ------                                         ------
                                                                             TOTAL                                         TOTAL
                                                                VOLUME     INCREASE                          VOLUME      INCREASE
                                         VOLUME      RATE       & RATE    (DECREASE)    VOLUME     RATE      & RATE     (DECREASE)
                                         -------   ---------   ---------  ----------    -------   -------   --------    ----------
                                                                  (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
   Loans, net (1)                        $15,271   ($  4,007)  ($ 1,717)  $    9,547    $2,391   ($ 4,854)  ($   302)   ($   2,765)
   Loans exempt from federal income
     taxes (2)                               146           6          7          159        (7)       (24)         1           (30)
   Taxable investment securities             981          98        108        1,187       (82)      (304)        20          (366)
   Mortgage-related securities             1,570        (924)      (708)         (62)      477       (332)       (80)           65
   Investment securities exempt from
     federal income taxes (2)              1,039        (176)      (130)         733        (7)       (45)        --           (52)
   Other securities                          (51)        (75)        12         (114)      153       (284)       (82)         (213)
                                         -------   ---------   --------   ----------    ------   --------   --------    ----------
     Total interest-earning assets       $18,956   ($  5,078)  ($ 2,428)  $   11,450    $2,925   ($ 5,843)  ($   443)   ($   3,361)
                                         =======   =========   ========   ==========    ======   ========   ========    ==========
Interest-Bearing Liabilities:
   NOW deposits                          $   236   ($    100)  ($    70)  $       66    $   91   ($   296)  ($    46)   ($     251)
   Money market deposits                   2,093        (296)      (334)       1,463       764     (1,672)      (403)       (1,311)
   Savings deposits                          133        (305)       (48)        (220)      104       (447)       (38)         (381)
   Time deposits                           2,356      (1,737)      (564)          55       230     (3,607)       (77)       (3,454)
   Short-term borrowings                     113         (17)        (4)          92      (200)      (663)       105          (758)
   Long-term borrowings                      465        (204)       (42)         219       128       (699)       (31)         (602)
   Company-obligated mandatorily
     redeemable preferred securities         846          17        227        1,090        --         --         65            65
                                         -------   ---------   --------   ----------    ------   --------   --------    ----------
     Total interest-bearing liabilities  $ 6,242   ($  2,642)  ($   835)  $    2,765    $1,117   ($ 7,384)  ($   425)   ($   6,692)
                                         =======   =========   ========   ==========    ======   ========   ========    ==========
Net change in net interest income                                         $    8,685                                     $   3,331
                                                                          ==========                                    ==========

------------------------------

(1) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

(2) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

PROVISION FOR LOAN LOSSES

         During 2003, we made a provision of $1.3 million to the allowance for loan losses, as compared to a provision of $1.2 million in 2002 and $1.1 million in 2001. The increased 2003 provision reflects the growth in the overall loan portfolio especially in higher risk categories of commercial and commercial real estate loans and management's assessment of general economic conditions. Net loan charge-offs for 2003 were $1.1 million unchanged from the $1.1 million of net charge-offs in 2002. This compares to net charge-offs of $572,000 in 2001. Although we consider the allowance for loan losses to be adequate to provide for potential losses in the loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that the subsidiary banks will not be required to make further and possibly larger additions to their allowance in the future.

NON-INTEREST INCOME

         Total non-interest income increased $5.0 million in 2003 and $1.4 million in 2002. The increase was primarily from growth in mortgage banking revenues and service charges collected on loans to which were the result of higher origination volumes generated in the lower rate environment. Additionally, non-interest income increased during 2003 from growth in tax, brokerage and insurance commissions due to growth in sales and the acquisitions of KCW and IFS during 2003. The growth in non-interest income was also positively impacted by the completed acquisitions of Fortress and Reedsburg. The increase in 2002 was primarily from growth in mortgage banking revenues due to higher origination volumes generated in the lower rate environment as well as growth in non-interest income from the acquisition of Fortress. The composition of non-interest income is shown in the following table (dollars in thousands).

                                         For the Year Ended December 31,
                                         2003         2002        2001
                                        -------       ------      ------
Service charges on deposit accounts     $ 2,649       $1,625      $1,302
Service charges on loans                  2,565        1,260         722
Securities gains, net                       360          111          88
Gain on sale of loans, net                1,859          695         332
Net gain on sale of premises                  2          360         557
Other                                     3,728        2,076       1,681
                                        -------       ------      ------
    Total non-interest income           $11,163       $6,127      $4,682
                                        =======       ======      ======

         Service charge income on deposit accounts increased $1.0 million in 2003 and $323,000 in 2002. The increases in both years continued to reflect the benefits from growth in deposit accounts, both organic and through acquisition and fee structure modifications company wide.

         Service charges on loans increased $1.3 million from $1.3 million in 2002 to $2.6 million in 2003. The increase is due directly to the amount of mortgage and commercial loans refinanced and originated in 2003. The increase in loan fees from 2001 to 2002 can be attributed to the high volume of new loans generated and refinanced in 2002.

         We recorded a net gain of $360,000 on the sale of $15.1 million of securities in 2003, a gain of $111,000 on the sale of $7.7 million of securities in 2002 and a gain of $88,000 on the sale of $4.2 million of securities in 2001. The proceeds from the sale of the investments were used to fund loan demand or pay off debt.

         We recorded $1.9 million in gains on the sale of loans in 2003, compared to $695,000 in 2002 and $332,000 in 2001. All-time low market interest rates led to higher secondary market sales of 15 and 30 year residential mortgage loans in 2003 and 2002. Higher interest rates in 2001 resulted in reduced opportunities to sell loans. It is anticipated that gains on sales of loans will be significantly less in 2004 as mortgage interest rates have begun to rise.

         In each year, 2000 and 1999, we sold a banking facility and subsequently leased it back from the new owners. The 2000 transaction resulted in an immediate gain of $786,000 while the 1999 transaction resulted in an immediate gain of $566,000 at the time of the sale. The remaining portion of the gains have been recognized monthly over the terms of the leases. During 2002, $360,000 was accreted into income related to the 2000 transaction. During 2001, $201,000 was accreted into income related to the 1999 transaction.

         Other income in 2003 included commissions on tax, investment and insurance products of $1.2 million in revenues generated from the acquisitions of IFS in April 2003 and KCW in May 2003.

NON-INTEREST EXPENSE

         Non-interest expense increased $10.6 million (47.9%) for the year ended December 31, 2003, and increased $3.6 million (19.3%) for the year ended December 31, 2002. In 2003, the acquisitions of Reedsburg, IFS and KCW and the full year impact of the previous year's fourth quarter acquisition of Fortress contributed to the rise in expenses. In 2002, the Fortress acquisition also contributed to the rise in expenses. The major components of non-interest expense are shown in the following table (dollars in thousands).

                                               For the Year Ended December 31,
                                          2003             2002              2001
                                        -------           -------           -------
Salaries and employee benefits          $18,655           $12,439           $10,533
Premises and equipment                    4,079             3,419             3,075
Data processing fees                      1,193             1,261               951
Marketing and business development        1,509               894               878
Federal deposit insurance premiums          129               102                99
Other                                     7,171             4,024             3,018
                                        -------           -------           -------
    Total noninterest expense           $32,736           $22,139           $18,554
                                        =======           =======           =======

         Salaries and employee benefits increased $6.2 million in 2003 primarily due to acquisitions. Also impacting salaries and employee benefits in 2003 were additional staff hires particularly in the business development and acquisition support staff areas, higher benefit costs, changes in personnel and normal pay raises. Salaries and employee benefits increased $1.9 million in 2002. The increase was due to normal pay increases and staff additions in the loan generation and loan services area.

         Premises and equipment expense increased $660,000 in 2003 and $344,000 in 2002. The lease payments, depreciation, maintenance of our facilities and acquisitions contributed to the increase.

         Data processing fees decreased $68,000 in 2003 and increased $310,000 in 2002. The 2003 decrease was due to the efficiencies gained from a larger organization. The 2002 increase was due to the increased reliance on outside consultants for information technology issues as well as equipment and software upgrades.

         Marketing and business development costs increased $615,000 in 2003, and increased $16,000 in 2002. The increase in 2003 can be attributed to the development of a marketing program associated with the non-insured investment products, advertising of deposit products and effects of the acquisitions.

         Federal deposit insurance fees represent premiums paid for FDIC insurance on the banks' deposits. The FDIC assesses the banks based on the level of deposits. In 2003 the premiums paid amounted to $129,000 compared to $102,000 in 2002 and $99,000 in 2001.

         Other expenses increased $3.1 million in 2003 and $1.0 million in 2002. The increases in 2003 are the result of implementing our strategic plan, training our employees sales techniques, maintaining our internet banking program, various consulting fees and legal fees. The acquisitions completed in 2003 and 2002 also impacted other expenses.

INCOME TAXES

         Our consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans and interest income on assets held in the portfolios of M&M Lincoln Investment Corporation, GSB Investments, CBOC Investments, Westby Investment Company and Reedsburg Investment Corp. for which state taxes have not been imposed. Currently, the Wisconsin Department of Revenue is conducting audits at some of our investment subsidiaries which may result in state taxes being imposed, including prior periods. Our recorded provisions for income taxes totaled $4.1 million in 2003, $3.2 million in 2002 and $2.7 million in 2001. The corresponding effective tax rate for the same years were 33.1%, 33.7% and 32.4%.

LOANS RECEIVABLE

         Loans receivable (net of allowance) increased $190.1 million, or 28.9%, from $657.8 million at December 31, 2002, to $847.9 million at December 31, 2003. The 2003 loan growth can be attributed to both organic growth as well as acquisition growth associated with the Reedsburg acquisition. At the time of the acquisition, the Reedsburg Bank had $97.2 million of loans. Low market interest rates offered on single-family residential loans resulted in customers refinancing their adjustable rate mortgages. These adjustable rate mortgages were replaced with lower rate fifteen and thirty-year mortgages. We do not retain the long-term mortgages, choosing to sell these loans on the secondary market. During 2003 we sold $181.3 million of single-family residential loans compared to $108.8 million in 2002. Loans receivable consist mainly of commercial business loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market area. The following table shows the composition of our loan portfolio on the dates indicated:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                               2003          2002           2001          2000          1999
                                             --------       --------       --------      --------     --------
                                                                 (DOLLARS IN THOUSANDS)
First mortgage:
Conventional single-family residential       $113,479       $ 98,075       $ 78,377      $ 98,730     $ 78,278
Commercial and multifamily residential        283,433        198,250        180,102       173,107      148,856
Construction                                   47,894         32,995         34,744        47,767       32,882
Farmland                                       43,676         20,847          7,312         7,027        6,363
                                             --------       --------       --------      --------     --------
                                              488,482        350,167        300,535       326,631      266,379

Commercial business loans                     294,645        246,787        140,671       110,291       97,835
Consumer and installment loans                 51,886         51,883         32,401        33,327       23,487
Home equity loans                              14,664          9,492          6,140         4,545        7,094
Other                                           7,397          7,109          3,148         3,377        3,788
                                             --------       --------       --------      --------     --------
                                              368,592        315,271        182,360       151,540      133,200
Less:
Allowance for loan losses                       9,136          7,663          5,563         5,010        4,046
                                             --------       --------       --------      --------     --------
                                             $847,938       $657,775       $477,332      $473,161     $395,533
                                             ========       ========       ========      ========     ========

         The following table presents information as of December 31, 2003 regarding first mortgage and commercial business loan maturities and contractual principal repayments of loans during the periods indicated. Loans with adjustable interest rates are shown maturing in the year of their contractual maturity. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                               AFTER ONE BUT
                                                                WITHIN FIVE        AFTER FIVE
                                          WITHIN ONE YEAR          YEARS              YEARS            TOTAL
                                          ---------------      -------------       ----------        ---------
                                                                (DOLLARS IN THOUSANDS)
Commercial business loans                    $173,237            $ 116,836            $ 4,572        $ 294,645
First mortgage loans                          228,288              247,233             12,961          488,482
                                             --------            ---------            -------        ---------
                                             $401,525            $ 364,069            $17,533        $ 783,127
                                             ========             ========            =======        =========
Loans maturing after one year with:
Fixed interest rates                                             $ 345,893            $17,516
Variable interest rates                                             18,176                 17
                                                                 ---------            -------
                                                                 $ 364,069            $17,533
                                                                 =========            =======

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

         The allowance for loan losses is maintained at an amount that we believe will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review our allowance for loan losses and may require us to make additions to the allowance based on their evaluation of information available at the time of their examinations. The allowance for loan losses increased from $7.7 million at December 31, 2002, to $9.1 million at December 31, 2003. The 2003 allowance for loan losses growth can be attributed to both organic growth as well as acquisition growth associated with the Reedsburg acquisition. At the time of the acquisition, the Reedsburg Bank had $1.2 million allowance for loan losses. The remaining increase was due to the growth in the loan portfolio, the general uncertainty regarding economic conditions and the increase in non-performing loans and charge-offs recorded in 2003 and 2002. The ratio of the allowance for loan losses to total loans was 1.07% for 2003 and 1.15% for 2002. Based on the present economic environment and our analysis of the financial condition of the borrowers, we consider the present allowance to be appropriate and adequate to cover probable losses inherent in the loan portfolio, however, changes in future economic conditions and in the financial condition of borrowers cannot be predicted at this time. Deterioration in such conditions could result in increases in charge-offs or adversely classified loans and accordingly, in additional provisions for loan losses.

         The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table:


                                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                               -------------------------------------
                                                       2003        2002        2001        2000       1999
                                                     -------     -------     -------     -------     -------
                                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of year                         $ 7,663     $ 5,563     $ 5,010     $ 4,047     $ 3,486
Charge-offs:
   Conventional single-family mortgage residential        84           1           6          91          48
   Commercial and multifamily residential                 69         647          --          --          --
   Commercial business loans                             532          99         210         107         290
   Consumer and installment loans                        746         429         379          92          94
                                                     -------     -------     -------     -------     -------
Total charge-offs                                      1,431       1,176         595         290         432
Recoveries                                              (390)       (112)        (23)        (14)        (19)
                                                     -------     -------     -------     -------     -------
Net charge-offs                                        1,041       1,064         572         276         413
Increase due to acquisition                            1,203       2,008          --          --          --
Provisions charged to operations                       1,311       1,156       1,125       1,239         974
                                                     -------     -------     -------     -------     -------
Balance at end of year                               $ 9,136     $ 7,663     $ 5,563     $ 5,010     $ 4,047
                                                     =======     =======     =======     =======     =======

Ratios:
Net charge-offs to average loans outstanding            0.14%       0.21%       0.11%       0.06%       0.11%
Net charge-offs to total allowance                     11.39%      13.88%      10.28%       5.51%      10.21%
Allowance to year end gross loans outstanding           1.07%       1.15%       1.15%       1.05%       1.01%

NON-PERFORMING AND DELINQUENT LOANS

         When in the opinion of management, serious doubt exists as to the collectability of a loan, the loan is placed on non-accrual status and interest previously accrued but unpaid is deducted from interest income. We do not recognize income on any loans past due 90 days or more. In 2003, $613,000 of additional income on nonaccrual loans would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the year. Additionally, in 2003 we recorded $368,000 of interest income on non-accrual loans.

         Nonperforming assets increased by $1.6 million from $5.6 million at December 31, 2002 to $7.3 million at December 31, 2003. The increase in non-performing assets can be attributed to the increase in nonaccrual loans, primarily consumer loans, which was partially offset by the sale of property previously held in other real estate owned. Other real estate owned is principally comprised of commercial properties acquired in partial or total satisfaction of problem loans. Management believes that losses on non-performing assets will be minimal due to the collateral position in each situation.

         The following table summarizes non-performing assets on the dates indicated (dollars in thousands):

                                                               AT DECEMBER 31,
                                                               ---------------
                                          2003         2002         2001          2000        1999
                                        ---------    ---------    ---------    ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans                        $   5,282    $   3,203    $   4,429    $   1,815    $   2,251
Other real estate owned                     1,945        2,382          139          117          107
                                        ---------    ---------    ---------    ---------    ---------
Total non-performing assets             $   7,227    $   5,585    $   4,568    $   1,932    $   2,358
                                        =========    =========    =========    =========    =========

Ratios:
Non-accrual loans to total loans             0.62%        0.48%        0.92%        0.38%        0.56%
Allowance to non-accrual loans             172.96%      239.24%      125.60%      276.03%      179.79%
Non-performing assets to total assets        0.63%        0.61%        0.75%        0.32%        0.44%

POTENTIAL PROBLEM LOANS

         We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a watch list is presented to each subsidiary bank's Board of Directors (except one, which is presented upon request of the Board of Directors) showing all loans listed as "Management Attention (or equivalent designation at the various subsidiary banks)", "Substandard", "Doubtful", and "Loss." An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention (or equivalent designation at the various subsidiary banks). As of December 31, 2003, loans classified as Substandard, Doubtful, or Management Attention, totaled $51.7 million on a consolidated holding company basis.

         Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Banks' primary regulators, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We have established an adequate allowance for probable loan losses. We analyze the process regularly, with modifications made if needed, and report those results four times per year to each subsidiary bank's Board of Directors (except one, which is presented upon request of the Board of Directors). However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

INVESTMENT SECURITIES

         The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and lastly earnings potential. Investment securities at December 31, 2003 were $156.6 million compared to $130.1 million at December 31, 2002. The 2003 investment security growth can be attributed to both organic growth as well as acquisition growth associated with the Reedsburg acquisition. At the time of the acquisition, the Reedsburg Bank had $24.7 million of investment securities. The 2003 growth in investment securities was primarily due to excess funds created through deposit growth.

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

         The following table sets forth our estimated fair value of investment securities available-for-sale at the dates indicated:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------
                                                       2003                2002                  2001
                                                     ---------           ---------             --------
                                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury and other U.S.
    government securities                            $  32,403           $  24,064             $  4,494
State and political subdivision securities              48,985              39,901               24,178
Corporate bonds                                             75                  75                1,614
Mutual funds                                                --               3,069                3,066
Collateralized mortgage obligations                     34,121              28,611               14,116
Mortgage-backed securities                              41,013              34,405               17,575
                                                     ---------           ---------             --------
                                                     $ 156,597           $ 130,125             $ 66,143
                                                     =========           =========             ========

         The maturity distribution (based upon the average life) and weighted average yield of our securities portfolio as of December 31, 2003 are summarized in the following table:

                                          WITHIN ONE YEAR        ONE TO FIVE YEARS     FIVE TO TEN YEARS         OVER TEN YEARS
                                        -------------------      ------------------   -------------------    ---------------------
                                                   WEIGHTED                WEIGHTED              WEIGHTED                WEIGHTED
                                                    AVERAGE                AVERAGE                AVERAGE                 AVERAGE
                                         AMOUNT     YIELD         AMOUNT    YIELD     AMOUNT      YIELD       AMOUNT      YIELD
                                        --------   --------      --------  --------   -------    --------    --------    ---------
U.S. TREASURY AND OTHER
  GOVERNMENT AGENCY SECURITIES          $ 17,874     2.18%       $  8,649    3.73%    $ 4,422      5.08%     $  1,049      5.71%
STATE AND POLITICAL SUBDIVISION
  CERTIFICATES                             2,323     5.07          15,030    4.56      22,697      4.45         6,751      4.47
CORPORATE BONDS                               --       --              75    5.30          --        --            --        --
COLLATERALIZED MORTGAGE OBLIGATIONS        3,934     3.52          28,299    3.62       2,039      4.09            --        --
MORTGAGE-BACKED SECURITIES                   584     5.16          31,505    3.89       1,979      4.30         6,744      3.34
                                        --------     ----        --------    ----     -------      ----      --------      ----
                                        $ 24,715     2.74%       $ 83,558    3.90%    $31,137      4.51%     $ 14,544      4.04%
                                        ========     ====        ========    ====     =======      ====      ========      ====

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

         Total deposits increased $182.5 million to $911.9 million on December 31, 2003, from $729.5 million on December 31, 2002. The 2003 deposit growth can be attributed to both organic growth as well as acquisition growth associated with the Reedsburg acquisition. At the time of the acquisition, the Reedsburg Bank had $120.6 million of deposits. The average increase in time deposits occurred via increases in retail certificates of deposits and retail jumbo certificates of deposits, while the increase in NOW and money market deposits can be attributed to depositors desiring to stay liquid as market interest rates remained at historical lows in 2003. The following table sets forth the average amount of and the average rate paid by the banks on deposits by deposit category:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                    2003                         2002                       2001
                                                    ----                         ----                       ----
                                         AVERAGE          AVERAGE     AVERAGE           AVERAGE     AVERAGE     AVERAGE
                                         BALANCE           RATE       BALANCE             RATE      BALANCE      RATE
                                        ---------         -------    ---------          -------    ---------    -------
                                                                     (DOLLARS IN THOUSANDS)
Non-interest-bearing demand
  deposits                              $  95,351          0.00%     $  72,662           0.00%     $  67,165       0.00%
NOW and money market deposits
                                          294,876          1.26        146,096           1.50        119,928       3.13
Savings deposits                           90,723          0.69         78,357           1.08         72,209       1.70
Time deposits                             283,156          2.58        213,791           3.40        209,297       5.12
                                        ---------         -----      ---------          -----      ---------    -------
Total                                   $ 764,106          1.52%     $ 510,906           2.02%     $ 468,599       3.35%
                                        =========         =====      =========          =====      =========    =======

         Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 2003, are summarized as follows (dollars in thousands):

3 MONTHS OR LESS                                      $17,914
OVER 3 THROUGH 6 MONTHS                                15,658
OVER 6 THROUGH 12 MONTHS                               21,955
OVER 12 MONTHS                                         18,628
                                                      -------
   TOTAL                                              $74,155
                                                      =======

BORROWINGS

         Although deposits are our primary source of funds, it has been our policy to utilize borrowings as an alternative source of funds. We utilize both short-term and long-term borrowings, as well as repurchase agreements as a part of our asset/liability management strategy. Borrowings are secured when we believe we can profitably re-invest those funds for our benefit. A significant component of our borrowings are federal funds purchased and advances from the Federal Home Loan Bank (FHLB). The FHLB advances are collateralized by the capital stock of the FHLB that we hold, certain mortgage loans in our loan portfolio and certain investment securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

         The following table shows outstanding amounts of borrowings together with the weighted average interest rates, at December 31, for each of the past three years (dollars in thousands).

                                                                                 At December 31,
                                                             2003                      2002                         2001
                                                   --------------------      -----------------------        --------------------
                                                   BALANCE        RATE         Balance          Rate        Balance        Rate
                                                   --------       -----      -----------        ----        -------        -----
  Federal Funds purchased                          $ 24,500        1.29%     $        --          --%       $ 9,300         2.13%
  Securities sold under agreements to
      repurchase                                      1,588        1.27            3,101        1.53          3,524         2.72
  Other short-term borrowings                         7,919        2.54           14,987        3.34          4,222         5.18
  Long-term borrowings                               72,346        4.00           72,322        3.96         55,800         4.77
                                                                                      --          --             --           --
  Company-obligated mandatorily redeemable
     preferred securities                            35,000        6.30           10,000        4.75             --           --
                                                   --------       -----      -----------        ----        -------        -----
                                                   $141,353        3.99%     $   100,410        3.87%       $72,846         4.36%
                                                   ========       =====      ===========        ====        =======        =====

         The following table shows the maximum amounts outstanding of borrowings for each of the past three years (dollars in thousands).

                                                   At December 31,
                                             2003       2002       2001
                                           --------   --------   --------
Federal Funds purchased                    $ 24,500   $ 19,313   $ 35,900
Securities sold under agreements to
    repurchase                                8,425      9,894      7,326
Other short-term borrowings                  16,222     14,987      4,222
Long-term borrowings                         83,879     72,322     55,800
                                                            --         --
Company-obligated mandatorily redeemable
   preferred securities                      35,000     10,000         --
                                           --------   --------   --------
                                           $168,026   $126,516   $103,248
                                           ========   ========   ========

         The following table shows for the periods indicated the daily average amount outstanding for the categories of borrowings, the interest paid and the weighted average rates (dollars in thousands).

                                                                At December 31,
                                                  2003               2002               2001
                                           ----------------    ----------------    ----------------
                                           BALANCE     RATE    Balance     Rate    Balance     Rate
                                           --------    ----    --------    ----    --------    ----
Federal Funds purchased                    $  7,245    1.57%   $  8,474    2.07%   $ 15,756    5.24%
Securities sold under agreements to
    repurchase                                5,059    1.28       7,273    1.88       5,516    3.93
Other short-term borrowings                  11,124    2.70       6,189    3.44       3,451    6.29
Long-term borrowings                         69,300    3.71      55,692    4.03      53,296    5.34
                                                                     --      --          --      --
Company-obligated mandatorily redeemable
   preferred securities                      19,073    6.06       1,361    4.75          --      --
                                           --------    ----    --------    ----    --------    ----
                                           $111,801    3.77%   $ 78,989    3.59%   $ 78,019    5.26%
                                           ========    ====    ========    ====    ========    ====

CAPITAL RESOURCES AND ADEQUACY

         Stockholders' equity increased from $69.3 million at December 31, 2002 to $80.0 million at December 31, 2003. Approximately $5.4 million of capital growth was due to the Reedsburg acquisition. The $8.2 million increase from earnings retention were partially offset by the payment of $2.2 million in cash dividends to shareholders and the $785,000 decrease in the investment portfolio market value.

         Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percent of total assets and total capital as a percent of risk-based assets. The minimum core capital requirement ranges from 3% to 5% of total assets, depending upon the Federal Reserve Board's determination of the financial institution's strength. Similar capital guidelines are also established for our individual banking subsidiaries. Most financial institutions are required to meet a minimum core capital requirement of 4% or more of total assets. The regulations assign risk weightings to assets and off-balance sheet items and require minimum risk-based capital ratios. Bank holding companies generally are required to have total capital equal to not less than 8% of risk weighted assets. Core capital consists principally of shareholders' equity less intangibles, while qualifying total capital consists of core capital, portions of trust preferred securities and a portion of the reserve for loan losses. As of December 31, 2003, we had a total capital to risk weighted assets ratio of 10.23%, and Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank of Oconto County, Fortress Bank of Westby, Fortress Bank of Cresco, Fortress Bank, N.A. and the Reedsburg Bank had total capital to risk weighted assets ratios of 10.80%, 10.87%, 12.32%, 11.68%, 11.96%, 15.38%, 14.17% and 12.74% respectively. These ratios are above the 2003 minimum requirements established by regulatory agencies to be well-capitalized.

         $26.4 million of the trust preferred securities are currently included in the Tier 1 capital, with the remainder included in Tier II capital of the Corporation for regulatory capital purposes. However, because the Trusts will no longer be a part of the Corporation's financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming the Corporation was not permitted to include the $35 million in trust preferred securities issued by the Trusts in its Tier 1 and Tier II capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Corporation would also be permitted to redeem the capital securities without penalty.

         For a summary of the banks' regulatory capital ratios at December 31, 2003, please see Note 17 to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. We had liquid assets of $47.7 million and $61.8 million on December 31, 2003 and December 31, 2002, respectively. The decrease in liquid assets from December 31, 2002 to December 31, 2003 can be largely attributed to a decrease in federal funds sold. Management believes liquidity and capital levels are adequate at December 31, 2003.

         Our liquidity, represented by cash and cash equivalents, is a product of our operating activities, investing activities and financing activities. These activities are summarized below:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                     2003          2002        2001
                                                   ---------    ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Cash and cash equivalents at beginning of period   $  61,755    $  37,468    $  23,133
Operating activities:
Net income                                             8,228        6,385        5,708
Adjustments to reconcile net income to net cash
   provided (used) by operating activities             1,935        4,033       (2,102)
                                                   ---------    ---------    ---------
Net cash provided by operating activities             10,163       10,418        3,606
Net cash provided (used in) by investing
   activities                                       (109,462)     (57,473)       8,705
Net cash provided by financing activities             85,199       71,342        2,024
                                                   ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents   $ (14,100)   $  24,287    $  14,335
                                                   =========    =========    =========
Cash and cash equivalents at end of period         $  47,655    $  61,755    $  37,468
                                                   =========    =========    =========

         Net cash was provided by operating activities during the years ended December 31, 2003, 2002 and 2001 primarily as a result of normal ongoing business operations. The non-cash items, such as the provisions for loan losses and depreciation and the net amortization of premiums, also contributed to net cash provided by operating activities during these periods.

         Liquidity is also necessary at the parent company level. The parent company's primary source of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $7.3 million, $3.5 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, and will continue to be the parent company's main source of long-term liquidity. The dividends from our banks were sufficient to pay cash dividends to our shareholders of $2.2 million, $1.8 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001 respectively. At December 31, 2003, the parent company had $20.0 in million lines of credit with unaffiliated banks available, with $7.4 million balance outstanding.

         The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2003 (dollars in thousands).

                                          Time deposits   Long-term debt (1)   Operating leases      Total
2004                                         $229,641         $ 24,233             $  1,042        $ 254,916
2005                                           66,558           14,642                1,032           82,232
2006                                           18,745            3,000                  971           22,716
2007                                            5,366            6,000                  723           12,089
2008                                            5,815            7,000                  721           13,536
Thereafter                                         --           39,653                   --           39,653
Total                                        $326,125         $ 94,528             $  4,489        $ 425,142

Commitments to originate mortgage loans                                                            $  29,248

Unused lines of credit                                                                             $ 139,266

Standby letters of credit                                                                          $  10,275

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

         The following table shows the interest rate sensitivity gap for four different time intervals as of December 31, 2003. Certain assumptions regarding prepayment and withdrawal rates are based upon our historical experience, and management believes such assumptions are reasonable.

                                                       AMOUNTS MATURING OR REPRICING AS OF DECEMBER 31, 2003
                                               ----------------------------------------------------------------------
                                                 WITHIN       SIX TO TWELVE   ONE TO FIVE     OVER
                                               SIX MONTHS        MONTHS          YEARS      FIVE YEARS       TOTAL
                                               ----------     -------------   -----------   ----------     ----------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                      $   39,449      $     78,626   $   235,783    $  12,944     $  366,802
Adjustable-rate mortgage loans                     97,029            13,184        11,450           17        121,680
                                               ----------     -------------   -----------   ----------     ----------
      Total mortgage loans                        136,478            91,810       247,233       12,961        488,482
Commercial business loans                         130,853            42,385       116,835        4,572        294,645
Consumer and other loans                           17,121             5,964        32,512        3,686         59,283
Home equity loans                                  14,300               183            79          102         14,664
Mortgage-related securities                        19,655            16,989        23,161       15,329         75,134
Fixed rate investment securities and other         14,287             6,246        24,573       36,473         81,579
Variable rate investment securities and
 other                                             34,383                 0            25            0         49,337
                                               ----------     -------------   -----------   ----------     ----------
      Total interest-earning assets            $  367,077      $    163,577   $   444,418    $  73,123     $1,048,195
                                               ==========     =============   ===========   ==========     ==========
Interest-bearing liabilities:
Deposits
  Time deposits                                $  136,386      $    100,436   $    83,535    $   5,768     $  326,125
  NOW accounts                                      5,083             5,083        50,828       23,719         84,713
  Savings accounts                                  7,469             7,568        59,581       34,856        109,474
  Money market accounts                            36,928            15,635       156,353       72,965        281,881
  Company-obligated mandatorily redeemable
   preferred securities                            17,500                 0             0       17,500         35,000
  Borrowings                                       35,643            35,318        30,741        4,651        106,353
                                               ----------     -------------   -----------   ----------     ----------
      Total interest-bearing liabilities       $  239,009      $    164,040   $   381,038    $ 159,459     $  943,546
                                               ==========     =============   ===========   ==========     ==========
Interest-earning assets less
  interest-bearing
  Liabilities                                  $  127,186     ($        463)  $    64,262   ($  86,336)    $  104,649
                                               ==========     =============   ===========   ==========     ==========
Cumulative interest rate sensitivity gap       $  127,186      $    126,723   $   190,985    $ 104,649
                                               ==========     =============   ===========   ==========
Cumulative interest rate sensitivity gap as
  a percentage of total assets                      11.11%            11.07%        16.69%        9.14%
                                               ==========     =============   ===========   ==========

         At December 31, 2003, our cumulative interest-rate sensitive gap as a percentage of total assets was a positive 11.11% for six months and a positive 11.07% for one-year maturities. Therefore, we are positively gapped and may benefit from rising interest rates.

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

         Along with the analysis of the interest rate sensitivity gap, determining the sensitivity of future earnings to a hypothetical plus 200 basis point rate change or minus 100 basis point change can be accomplished through the use of simulation modeling. In addition to the assumptions used to measure the interest rate sensitivity gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12-month period is compared to the pretax income calculated using flat rates. This difference represents our earning sensitivity to a plus 200 basis point rate change or minus 100 basis point change. The table below illustrates these amounts as of December 31, 2003.

                                  PERCENT CHANGE IN NET INTEREST INCOME
                                  -------------------------------------
CHANGE IN INTEREST RATES               2003                  2002
------------------------               ----                  ----
 + 200 basis points                   8.16%                  9.51%
 + 150 basis points                   5.46%                  6.65%
 + 100 basis points                   2.76%                  3.79%
 + 50 basis points                    1.07%                  0.85%
   Base Scenario                      0.00%                  0.00%
 - 50 basis points                   (5.76)%                (5.10)%
 - 100 basis points                  (7.55)%                (7.26)%

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

         We determine another component of interest rate risk, fair value at risk, through the technique of simulating the fair value of equity in changing rate environment. This technique involves determining the present value of all contractual asset liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates plus 200 basis point rate change or minus 100 basis point change to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 1.0% of our market value as of December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets of the Corporation and its subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003 are attached. Selected quarterly financial data is included in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chairman of the Board and Principal Executive Officer and the Corporation's Chief Financial Officer, of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Corporation's Chairman of the Board and Principal Executive Officer and the Corporation's Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation required to be included in the Corporation's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Corporation has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Corporation's Chairman of the Board and Principal Executive Officer and the Corporation's Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective at reaching the level of reasonable assurance.

         There was no change in the Corporation's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) during the Corporation's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes share information, as of December 31, 2003, for the Corporation's equity compensation plan, the 1996 Incentive Stock Option Plan. This plan has been approved by the Corporation's shareholders.

                                                 NUMBER OF                                         NUMBER OF
                                            COMMON SHARES TO BE                                  COMMON SHARES
                                            ISSUED UPON EXERCISE      WEIGHTED-AVERAGE       AVAILABLE FOR FUTURE
                                               OF OUTSTANDING         EXERCISE PRICE OF         ISSUANCE UNDER
                                                  OPTIONS,          OUTSTANDING OPTIONS,            EQUITY
PLAN CATEGORY                               WARRANTS, AND RIGHTS    WARRANTS, AND RIGHTS      COMPENSATION PLANS
-------------                               --------------------    --------------------      ------------------
Equity compensation plans approved by
     stockholders                                   73,251                   $24.15                  136,749
Equity compensation plans not approved
     by stockholders                                   N/A                      N/A                      N/A
                                                    ------                   ------                  -------
Total                                               73,251                   $24.15                  136,749

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in response to this item is incorporated herein by reference to the Corporation's proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

                           Report of Independent Auditors

                           Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

                           Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001

                           Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001

                           Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2003 and 2001

                           Notes to Consolidated Financial Statements

                  All financial statement schedules have been omitted as they are not applicable or because the information is included in the financial statements or notes thereto.

         3. Exhibits. All required exhibits have been furnished in connection with and are incorporated by reference to previous filing, except for the exhibits set forth on the Exhibit List appearing elsewhere in this filing.

         (b) REPORTS ON FORM 8-K:

                  The Corporation furnished a report Form 8-K on October 20, 2003, pursuant to Items 9 and 12 regarding its press release of its September 30, 2003 earnings report.

                  The Corporation filed a report on Form 8-K on November 6, 2003, reporting pursuant to Item 2 its acquisition of Reedsburg Bancorporation, Inc. and incorporating by reference the required historical financial information of Reedsburg Bancorporation, Inc. and the required pro forma financial information into Item 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                By: /s/ Michael J. Murry
                                    -------------------------------------------
                                        Michael J. Murry
                                        Chairman of the Board of Directors &
                                        Principal Executive Officer

                                Date: March 15, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     PRINCIPAL EXECUTIVE OFFICERS

/s/ Michael J. Murry                     Chairman of the Board of Directors       March 15, 2004
------------------------------------       & Principal Executive Officer
Michael J. Murry

/s/ James C. Mroczkowski                 Executive Vice President & Chief         March 15, 2004
------------------------------------       Financial Officer
James C. Mroczkowski

DIRECTORS

/s/ Michael J. Murry                     Chairman of the Board of Directors       March 15, 2004
------------------------------------
Michael J. Murry

/s/ James F. Bomberg                     Director                                 March 15, 2004
------------------------------------
James F. Bomberg

/s/ Nicholas S. Logarakis                Director                                 March 15, 2004
------------------------------------
Nicholas S. Logarakis

/s/ Conrad C. Kaminski                   Director                                 March 15, 2004
------------------------------------
Conrad C. Kaminski

/s/ Keith C. Winters                     Director                                 March 15, 2004
------------------------------------
Keith C. Winters

/s/ Rodney T. Goodell                    Director                                 March 15, 2004
------------------------------------
Rodney Goodell

/s/ Donald A. Zellmer                    Director                                 March 15, 2004
------------------------------------
Donald Zellmer

/s/ Duane H. Bluemke                     Director                                 March 15, 2004
------------------------------------
Duane Bluemke

/s/ Duane P. Cherek                      Director                                 March 15, 2004
------------------------------------
Duane P. Cherek

/s/ James A. Sass                        Director                                 March 15, 2004
------------------------------------
James A. Sass

/s/ Thomas J. Sheehan                    Director                                 March 15, 2004
------------------------------------
Thomas J. Sheehan

/s/ Jerome T. Sarnowski                  Director                                 March 15, 2004
------------------------------------
Jerome T. Sarnowski

/s/ J. Michael Bartels                   Director                                 March 15, 2004
------------------------------------
J. Michael Bartels

/s/ Michael T. Judge                     Director                                 March 15, 2004
------------------------------------
Michael T. Judge

/s/ Casimir S. Janiszewski               Director                                 March 15, 2004
------------------------------------
Casimir S. Janiszewski

/s/ Edward H. Cichurski                  Director                                 March 15, 2004
------------------------------------
Edward H. Cichurski

/s/ Donald L. Rowland                    Director                                 March 15, 2004
------------------------------------
Donald L. Rowland

/s/ Erich Mildenberg                     Director                                 March 15, 2004
------------------------------------
Erich Mildenberg

/s/ Milburn M. Hahs                      Director                                 March 15, 2004
------------------------------------
Milburn M. Hahs

[MCGLADREY & PULLEN CERTIFIED PUBLIC ACCOUNTANTS LOGO]

MERCHANTS AND MANUFACTURERS
BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Financial Report
12.31.2003

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

MERCHANTS AND MANUFACTURERS
BANCORPORATION, INC. AND SUBSIDIARIES

CONTENTS

Independent Auditor's Report                                                    1

Consolidated Financial Statements

  Consolidated Balance Sheets                                                   2
  Consolidated Statements of Income                                             3
  Consolidated Statements of Changes in Stockholders' Equity                    4
  Consolidated Statements of Cash Flows                                       5-6
  Notes to Consolidated Financial Statements                                 7-38

[MCGLADREY & PULLEN CERTIFIED PUBLIC ACCOUNTANTS LOGO]

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
New Berlin, Wisconsin

We have audited the accompanying consolidated balance sheets of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Madison, Wisconsin
February 13, 2004

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                           2003            2002
                                                                      --------------   ------------
                                                                      (Amounts In Thousands, Except
                                                                       Share and Per Share Amounts)
ASSETS

Cash and Due From Banks                                                 $    29,376    $    31,539
Interest Bearing Deposits in Banks                                            2,647          3,825
Federal Funds Sold                                                           15,632         26,391
                                                                        -----------    -----------
      Cash and cash equivalents                                              47,655         61,755

Available-for-Sale Securities                                               156,597        130,125
Loans, less allowance for loan losses of $9,136 and $7,663
  at December 31, 2003 and 2002, respectively                               847,938        657,775
Accrued Interest Receivable                                                   4,421          4,248
FHLB Stock                                                                   16,245         14,935
Premises and Equipment                                                       20,591         15,406
Goodwill and Intangible Assets                                               30,502          9,681
Other Assets                                                                 20,574         15,170
                                                                        -----------    -----------

      TOTAL ASSETS                                                      $ 1,144,523    $   909,095
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits:
    Non-interest bearing                                                $   109,755    $    97,288
    Interest bearing                                                        802,193        632,168
                                                                        -----------    -----------
     Total deposits                                                         911,948        729,456
  Short-term borrowings                                                      34,007         18,088
  Long-term borrowings                                                       72,346         72,322
  Company Obligated Mandatorily Redeemable Preferred Securities
    of subsidiary trusts holding solely subordinated debentures              35,000         10,000
  Accrued interest payable                                                    1,417          1,403
  Other liabilities                                                           9,831          8,497
                                                                        -----------    -----------
      TOTAL LIABILITIES                                                   1,064,549        839,766
                                                                        -----------    -----------

Stockholders' Equity
  Preferred stock, $1.00 par value; 250,000 shares authorized, shares
    issued and shares outstanding - none                                          -              -
  Common stock $1.00 par value; 6,000,000 shares
    authorized; shares issued: 3,436,051-2003; 2,977,231-2002;
    shares outstanding: 3,326,104-2003; 2,875,155-2002                        3,436          2,977
  Additional paid-in capital                                                 43,691         26,308
  Retained earnings                                                          35,007         41,489
  Accumulated other comprehensive income                                        663          1,448
  Treasury stock, at cost (109,947 shares-2003; 102,076 shares-2002)         (2,823)        (2,893)
                                                                        -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY                                             79,974         69,329
                                                                        -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,144,523    $   909,095
                                                                        ===========    ===========

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                       2003       2002       2001
                                                                     --------   --------   --------
                                                                         (Amounts In Thousands,
                                                                        Except Per Share Amounts)
Interest income:
  Interest and fees on loans                                         $ 45,368   $ 35,716   $ 38,501
  Interest and dividends on securities:
    Taxable                                                             2,080        893      1,259
    Tax-exempt                                                          1,410        926        960
  Interest on mortgage-backed securities                                1,988      2,050      1,985
  Interest on interest bearing deposits in banks and
    federal funds sold                                                    204        318        531
                                                                     --------   --------   --------
      TOTAL INTEREST INCOME                                            51,050     39,903     43,236
                                                                     --------   --------   --------

Interest expense:
  Interest on deposits                                                 11,659     10,295     15,692
  Interest on short-term borrowings                                       479        502      1,260
  Interest on long-term borrowings                                      2,578      2,244      2,846
  Interest on Company Obligated Mandatorily Redeemable
    Preferred Securities                                                1,155         65          -
                                                                     --------   --------   --------
      TOTAL INTEREST EXPENSE                                           15,871     13,106     19,798
                                                                     --------   --------   --------

      NET INTEREST INCOME                                              35,179     26,797     23,438

Provision for loan losses                                               1,311      1,156      1,125
                                                                     --------   --------   --------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              33,868     25,641     22,313
                                                                     --------   --------   --------

Noninterest income:
  Service charges on deposit accounts                                   2,649      1,625      1,302
  Service charges on loans                                              2,565      1,260        722
  Securities gains, net                                                   360        111         88
  Gain on sale of loans, net                                            1,859        695        332
  Net gain on sale of premises and equipment                                2        360        557
  Other                                                                 3,728      2,076      1,681
                                                                     --------   --------   --------
      TOTAL NONINTEREST INCOME                                         11,163      6,127      4,682
                                                                     --------   --------   --------

Noninterest expenses:
  Salaries and employee benefits                                       18,655     12,439     10,533
  Premises and equipment                                                4,079      3,419      3,075
  Data processing fees                                                  1,193      1,261        951
  Marketing and business development                                    1,509        894        878
  Federal deposit insurance premiums                                      129        102         99
  Other                                                                 7,171      4,024      3,018
                                                                     --------   --------   --------
      TOTAL NONINTEREST EXPENSES                                       32,736     22,139     18,554
                                                                     --------   --------   --------

      INCOME BEFORE INCOME TAXES                                       12,295      9,629      8,441

Income taxes                                                            4,067      3,244      2,733
                                                                     --------   --------   --------

      NET INCOME                                                     $  8,228   $  6,385   $  5,708
                                                                     ========   ========   ========

Basic earnings per share                                             $   2.58   $   2.30   $   2.05
                                                                     ========   ========   ========

Diluted earnings per share                                           $   2.56   $   2.29   $   2.04
                                                                     ========   ========   ========

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                                 Accumulated
                                                         Additional                 Other
                                                Common    Paid-in    Retained   Comprehensive  Treasury
                                                 Stock    Capital    Earnings   Income (Loss)    Stock      Total
                                                ------   --------   ----------  -------------  --------   --------
                                                    (Amounts In Thousands, Except Share and Per Share Amounts)
Balance at December 31, 2000                    $2,588   $ 15,452    $ 32,988      $  (304)    $(2,209)   $ 48,515
  Comprehensive income:
    Net income                                       -          -       5,708            -           -       5,708
    Change in net unrealized gains on
      available-for-sale securities                  -          -           -        1,101           -       1,101
   Reclassification adjustment for gains
      included in net income                         -          -           -          (88)          -         (88)
   Income tax effect                                 -          -           -         (379)          -        (379)
                                                                                                          --------
        TOTAL COMPREHENSIVE INCOME                                                                           6,342
                                                                                                          --------
  Sale of 10,550 shares of treasury stock            -          -           -            -         336         336
  Purchase of 29,092 shares of treasury stock        -          -           -            -        (795)       (795)
  Cash dividends paid - $0.71 per share              -          -      (1,802)           -           -      (1,802)
  Exercise of stock options                          -       (497)          -            -         830         333
                                                ------   --------    --------      -------     -------    --------
Balance at December 31, 2001                     2,588     14,955      36,894          330      (1,838)     52,929
                                                                                                          --------
  Comprehensive income:
    Net income                                       -          -       6,385            -           -       6,385
    Change in net unrealized gains on
      available-for-sale securities                  -          -           -        1,799           -       1,799
   Reclassification adjustment for gains
      included in net income                         -          -           -         (111)          -        (111)
   Income tax effect                                 -          -           -         (570)          -        (570)
                                                                                                          --------
        TOTAL COMPREHENSIVE INCOME                                                                           7,503
                                                                                                          --------
  Issuance of 389,722 shares of stock
    for acquisition                                389     11,356           -            -           -      11,745
  Sale of 525 shares of treasury stock               -         (3)          -            -          18          15
  Purchase of 38,937 shares of treasury stock        -          -           -            -      (1,073)     (1,073)
  Cash dividends paid - $0.72 per share              -          -      (1,790)           -           -      (1,790)
                                                ------   --------    --------      -------     -------    --------
Balance at December 31, 2002                     2,977     26,308      41,489        1,448      (2,893)     69,329
                                                                                                          --------
  Comprehensive income:
    Net income                                       -          -       8,228            -           -       8,228
    Change in net unrealized gains on
      available-for-sale securities                  -          -           -         (789)          -        (789)
   Reclassification adjustment for gains
      included in net income                         -          -           -         (360)          -        (360)
   Income tax effect                                 -          -           -          364           -         364
                                                                                                          --------
        TOTAL COMPREHENSIVE INCOME                                                                           7,443
                                                                                                          --------
  Issuance of 146,792 shares of stock
    for acquisition                                147      5,249           -            -           -       5,396
  Sale of 159 shares of treasury stock               -          -           -            -           5           5
  Purchase of 25 shares of treasury stock            -          -           -            -          (1)         (1)
  Stock dividend                                   312     12,169     (12,497)           -           -         (16)
  Cash dividends paid - $0.76 per share              -          -      (2,213)           -           -      (2,213)
  Exercise of stock options                          -        (35)          -            -          66          31
                                                ------   --------    --------      -------     -------    --------
BALANCE AT DECEMBER 31, 2003                    $3,436   $ 43,691    $ 35,007      $   663     $(2,823)   $ 79,974
                                                ======   ========    ========      =======     =======    ========

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                   2003         2002        2001
                                                                ----------   ----------   ---------
                                                                       (Amounts In Thousands)
Cash Flows From Operating Activities
  Net income                                                    $   8,228    $   6,385    $  5,708
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Provision for loan losses                                     1,311        1,156       1,125
      Depreciation                                                  1,681        1,073         889
      Amortization and accretion of premiums
        and discounts, net                                            817          232          43
      Deferred income taxes                                           (46)        (361)       (475)
      Securities gains, net                                          (360)        (111)        (88)
      Gain on sale of loans, net                                   (1,859)        (695)       (332)
      Net gain on sale of premises and equipment                        -         (360)       (557)
      Decrease in accrued interest receivable                         414          743         745
      Decrease in accrued interest payable                           (256)        (209)       (131)
      Other, net                                                   (1,940)       2,227        (928)
                                                                ---------    ---------    --------
          NET CASH PROVIDED BY OPERATIONS BEFORE LOAN
            ORIGINATIONS AND SALES                                  7,990       10,080       5,999
      Loans originated for sale                                  (181,297)    (108,441)    (83,419)
      Proceeds from sales of loans                                183,470      108,779      81,026
                                                                ---------    ---------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                10,163       10,418       3,606
                                                                ---------    ---------    --------
Cash Flows From Investing Activities
  Purchase of available-for-sale securities                       (78,454)     (40,190)    (51,865)
  Proceeds from sales of available-for-sale securities             15,093        7,666       4,174
  Proceeds from redemptions and maturities of
    available-for-sale securities                                  59,701       23,057      61,422
  Net increase in loans                                           (95,901)     (37,135)     (2,708)
  Purchases of premises and equipment                              (3,195)      (1,852)     (1,915)
  Proceeds from sales of other real estate                            817            -           -
  Cash received (paid) in acquisition                              (6,405)         663           -
  Purchases of FHLB stock                                          (1,118)      (9,682)       (403)
                                                                ---------    ---------    --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (109,462)     (57,473)      8,705
                                                                ---------    ---------    --------

Cash Flows From Financing activities
  Net increase in deposits                                         61,268       75,851      19,734
  Net increase (decrease) in short-term borrowings                 15,919        1,042     (26,882)
  Dividends paid                                                   (2,213)      (1,790)     (1,802)
  Proceeds from long-term borrowings                               15,000        6,500      47,500
  Repayment of long-term borrowings                               (29,794)     (19,203)    (36,400)
  Issuance of Company Obligated Mandatorily Redeemable
    Preferred Securities                                           25,000       10,000           -
  Stock dividend                                                      (16)           -           -
  Common stock transactions, net                                       35       (1,058)       (126)
                                                                ---------    ---------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                85,199       71,342       2,024
                                                                ---------    ---------    --------

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (14,100)      24,287      14,335

Cash and cash equivalents at beginning of year                     61,755       37,468      23,133
                                                                ---------    ---------    --------

Cash and cash equivalents at end of year                        $  47,655    $  61,755    $ 37,468
                                                                =========    =========    ========

(Continued)

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                   2003       2002       2001
                                                                 --------   --------   --------
                                                                     (Amounts In Thousands)
Supplemental Cash Flow Information and Noncash Transactions:
  Interest paid                                                  $ 16,127   $ 13,315   $ 19,929
  Income taxes paid                                                 4,277      3,209      2,872
  Loans transferred to other real estate owned                        380      2,234         22

Supplemental Schedules of Noncash Investing Activities:
  Change in accumulated other comprehensive income, unrealized
    gains on available-for-sale securities, net                  $    785   $  1,118   $    634

  Acquisitions (Note 2)
    Assets acquired:
       Cash and cash equivalents                                 $ 13,956   $ 10,449
       Available-for-sale securities                               24,715     53,634
       Accrued interest receivable                                    587      2,041
       Loans, net                                                  96,267    146,338
       FHLB stock                                                     487      1,679
       Premises and equipment, net                                  3,693      4,349
       Other                                                        5,573      4,334
       Excess of cost over fair value of net assets acquired       19,383      7,232
                                                                 --------   --------
                                                                  164,661    230,056
                                                                 --------   --------
    Liabilities assumed:
       Deposits                                                   121,224    175,820
       Accrued interest payable                                       270        584
       Short-term borrowings                                            -     22,825
       Long-term borrowings                                         2,000      6,400
       Other liabilities                                            2,312      2,896
                                                                 --------   --------
                                                                  125,806    208,525
                                                                 --------   --------

          Net assets acquired                                    $ 38,855   $ 21,531
                                                                 ========   ========

    Cash paid                                                    $ 20,361   $  9,786
    Note issued                                                    13,098          -
    Stock issued                                                    5,396     11,745
                                                                 --------   --------

          Total price paid                                       $ 38,855   $ 21,531
                                                                 ========   ========

See Notes to Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Banking Activities: The consolidated income of Merchants and Manufacturers Bancorporation, Inc. (the Corporation) is principally from the income of its wholly owned subsidiaries. The Banks, as defined in the following paragraph, provide a full range of personal and commercial financial services to customers. The Corporation and the Banks are subject to competition from other financial institutions. Merchants and Manufacturers Statutory Trust I, II, III and IV (the "Trusts"), also wholly-owned subsidiaries, were capitalized November 2002, May 2003, October 2003 and October 2003, respectively, for the purpose of issuing Trust Preferred securities. The Corporation and the Banks are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

Consolidation: The consolidated financial statements of the Corporation include the accounts of its wholly owned subsidiaries: Lincoln State Bank (Lincoln), Franklin State Bank (Franklin), Grafton State Bank (Grafton), Community Bank of Oconto County (Oconto), Fortress Bank of Cresco (Cresco), Fortress Bank of Westby (Westby), Fortress Bank N.A. (Houston), and The Reedsburg Bank (Reedsburg) - collectively referred to as "the Banks," CBG Services, Inc., which provides management services for the Banks, Lincoln Neighborhood Redevelopment Corporation, which provides redevelopment and rehabilitation to certain areas located primarily on the near south side of Milwaukee, Merchants Merger Corp., which is used to facilitate acquisitions, CBG Financial Services, Inc., which provides non-insured investment and insurance products to customers of the Banks and Lincoln's wholly owned subsidiary, M&M Lincoln Investment Corp., Grafton's wholly owned subsidiary, GSB Investments Inc., Oconto's wholly owned subsidiary, CBOC Investments Inc., and Westby's wholly owned subsidiary, Westby Investment Company, Inc., which manage the investment portfolio for the Banks and CBG Mortgage, Inc., which acts as the Corporation's mortgage broker. CBG Financial Services, Inc. also includes the accounts of its wholly-owned subsidiaries Link Community Financial Services and Keith C. Winters and Associates. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Presentation of Cash Flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks, interest bearing deposits in banks and federal funds sold. Cash flows from loans, deposits, and short-term borrowings are treated as net increases or decreases.

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Corporation. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

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

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are computed using the straight-line or double-declining-balance methods, over the estimated useful lives of the assets ranging from 3 years to 39 years.

Goodwill and Intangible Assets: The Corporation's goodwill and intangible assets include the value of ongoing customer relationships (core deposits) and the excess of cost over the fair value of net assets acquired (goodwill) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Core deposit intangibles are amortized over a 10-year period and goodwill is evaluated on an annual basis to determine impairment, if any. Any impairment in the intangibles would be recorded against income in the period of impairment.

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

Stock-Based Compensation Plan: At December 31, 2003, the Corporation had a stock-based key officer and employee compensation plan, which is described more fully in Note 11. The Corporation accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The table on the following page illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                    Years Ended December 31,
                                                ---------------------------------
                                                  2003        2002        2001
                                                ---------   ---------   ---------
                                                     (Amounts In Thousands,
                                                     Except Per Share Data)
Net income, as reported                         $   8,228   $   6,385   $   5,708
Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects                  876         389         306
                                                ---------   ---------   ---------

      PRO FORMA NET INCOME                      $   7,352   $   5,996   $   5,402
                                                =========   =========   =========

Earnings per share:
  Basic:
    As reported                                 $    2.58   $    2.30   $    2.05
    Pro forma                                        2.30        2.16        1.94
  Diluted:
    As reported                                      2.56        2.29        2.04
    Pro forma                                        2.29        2.15        1.93

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: dividend yield of 1.50 percent, 2.44 percent, and 2.65 percent; expected price volatility of 16.66 percent, 14.78 percent, and 15.08 percent; blended risk-free interest rates of 2.34 percent, 3.95 percent, and
4.96 percent; and expected lives of 10 years, respectively.

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

On November 21, 2003, the Corporation declared a 10 percent stock dividend payable December 15, 2003 to Shareholders as of December 1, 2003. As a result, earnings per share for the years ended December 31, 2003, 2002 and 2001 have been adjusted to give retroactive effect to the 10 percent stock dividend issued on December 15, 2003 as if the stock dividend had occurred on January 1, 2001.

Earnings per common share have been computed for the years ended December 31, 2003, 2002, and 2001 based on the following:

                                             2003         2002         2001
                                          ----------   ----------   ----------
                                                (Amounts In Thousands,
                                                 Except Share Amounts)
Net income                                $    8,228   $    6,385   $    5,708
                                          ==========   ==========   ==========
Weighted average common shares
  outstanding                              3,190,207    2,522,507    2,539,418
Effect of dilutive options                    18,376       16,134        9,124
                                          ----------   ----------   ----------
Weighted average common shares
  outstanding used to calculate diluted
  earnings per common share                3,208,583    2,538,641    2,548,542
                                          ==========   ==========   ==========

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

Segment Reporting: The Corporation is managed as one unit and does not have separate operating segments. The Corporation's chief operating decision-maker uses consolidated results to make operating and strategic decisions.

Adoption of Statement of Financial Accounting Standards (SFAS) No. 142: On January 1, 2002, the Corporation implemented SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its useful life, but instead will be subject to at least annual assessments for impairment by applying a fair value based test. SFAS No. 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Corporation determined that no transitional impairment loss was required at January 1, 2002. In addition, no impairment loss was required for the year ended December 31, 2003 and 2002.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Had provisions of SFAS No. 142 been applied in fiscal year 2001, the Corporation's net income and net income per share would have been as follows:

                                          Year Ended December 31, 2001
                                      -------------------------------------
                                                      Basic        Diluted
                                         Net        Earnings       Earnings
                                       Income       Per Share     Per Share
                                      --------      ---------     ---------
                                              (Amounts In Thousands)
Net income:
  As reported                         $  5,708      $    2.05     $    2.04
  Add: Goodwill amortization,
    net of tax                              46           0.02          0.02
                                      --------      ---------     ---------

      PRO FORMA NET INCOME            $  5,754      $    2.07     $    2.06
                                      ========      =========     =========

Current Accounting Developments: FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003): FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after March 15, 2004.

The Corporation will adopt FIN 46, as revised, in connection with its consolidated financial statements for the quarter ended March 31, 2004. The implementation of FIN 46 will require the Corporation to de-consolidate its investment in the Trusts because the Corporation is not the primary beneficiary. There will be no impact on shareholders equity or net income upon adoption of the standard.

The trust preferred securities issued by the Trusts are currently included in the Tier 1 capital of the Corporation for regulatory capital purposes. However, because the financial statements of the Trusts will no longer be included in the Corporation's consolidated financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Accounting Standards Executive Committee has issued Statement of Position
(SOP) 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Corporation this Statement is effective for calendar year 2005 and, early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

Reclassification: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, to conform with the 2003 presentation.

NOTE 2. BUSINESS COMBINATIONS

On November 1, 2003, the Corporation acquired all of the outstanding stock of Reedsburg Bancorporation, Inc. (Reedsburg), a holding company owning a community bank in Reedsburg, Wisconsin. The acquisition was a combination of 85 percent cash and promissory notes and 15 percent common stock. Each shareholder of Reedsburg received $765 of cash or notes and 3.6726 shares of common stock for each share of Reedsburg common stock. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations have been included in the Corporation's results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired of approximately $17.6 million has been recorded as goodwill.

On November 30, 2002, the Corporation acquired Fortress Bancshares, Inc. (Fortress), a multi-bank holding company that owns three separately chartered community banks in Wisconsin, Minnesota, and Iowa. The acquisition was a combination of 45 percent cash and 55 percent common stock. Each shareholder of Fortress was paid $30 for each share of common stock held by such shareholders or received 1.0153 shares of common stock for each one share of Fortress common stock. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations have been included in the Corporation's results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired of approximately $7.2 million has been recorded as goodwill.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BUSINESS COMBINATIONS (CONTINUED)

The unaudited pro forma results of operations, which follow, assume that these acquisitions had occurred on January 1, 2001. In addition to combining the historical results of operations, the pro forma calculations include purchase accounting adjustments related to the acquisition. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2003, 2002 and 2001, as though Reedsburg and Fortress had been acquired January 1, 2001 are as follows:

                                       2003         2002         2001
                                    ----------   ----------   ----------
                                           (Amounts In Thousands,
                                          Except Per Share Amounts)
Net interest income                 $   40,277   $   40,590   $   30,967
                                    ==========   ==========   ==========

Net income                          $    9,856   $   10,100   $    7,187
                                    ==========   ==========   ==========

Basic earnings per common share     $     2.98   $     3.05   $     2.23
                                    ==========   ==========   ==========

Diluted earnings per common share   $     2.96   $     3.04   $     2.23
                                    ==========   ==========   ==========

The pro forma results of operations are not necessarily indicative of the actual results of operation that would have occurred had the Reedsburg and Fortress acquisitions actually taken place at the beginning of the year ended December 31, 2001, or results that may occur in the future.

NOTE 3. CASH AND DUE FROM BANKS

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements approximated $3,503,000 and $3,076,000 at December 31, 2003 and 2002,
respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

Amortized costs and fair values of available-for-sale securities as of December 31, 2003 and 2002 are summarized as follows:

                                                   December 31, 2003
                                      ----------------------------------------------
                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized     Fair
                                         Cost        Gains      (Losses)     Value
                                      ---------   ----------   ----------   --------
                                                 (Amounts In Thousands)
U.S. treasury and other U.S.
  government agency securities         $ 32,423     $    50    $     (71)   $ 32,402
State and political subdivisions         47,794       1,175         (110)     48,859
Corporate bonds                              75           -            -          75
Collateralized mortgage obligations      34,407         140         (298)     34,249
Mortgage-backed securities               40,853         301         (142)     41,012
                                       --------     -------    ---------    --------

                                       $155,552     $ 1,666    $    (621)   $156,597
                                       ========     =======    =========    ========

                                                   December 31, 2002
                                      ----------------------------------------------
                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized     Fair
                                         Cost        Gains      (Losses)     Value
                                      ---------   ----------   ----------   --------
                                                 (Amounts In Thousands)
U.S. treasury and other U.S.
  government agency securities         $ 23,654     $   410    $       -    $ 24,064
State and political subdivisions         39,006         970          (75)     39,901
Corporate bonds                              75           -            -          75
Mutual funds                              3,069           -            -       3,069
Collateralized mortgage obligations      28,274         357          (20)     28,611
Mortgage-backed securities               33,853         568          (16)     34,405
                                       --------     -------    ---------    --------

                                       $127,931     $ 2,305    $    (111)   $130,125
                                       ========     =======    =========    ========

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003 are summarized as follows:

                                       Less than 12 months     12 Months or More           Total
                                      ---------------------  --------------------   --------------------
                                        Fair     Unrealized    Fair    Unrealized     Fair    Unrealized
                                       Value       Losses     Value      Losses      Value      Losses
                                      --------   ----------  -------   ----------   --------  ----------
                                                              (Amounts In Thousands)
U.S. treasury and other U.S.
  government agency securities        $  5,126    $   (71)   $     -    $      -    $  5,126    $ (71)
State and political subdivisions         1,159       (104)       286          (6)      1,445     (110)
Corporate bonds                              -          -          -           -           -        -
Collateralized mortgage obligations     21,155       (292)       855          (6)     22,010     (298)
Mortgage-backed securities               9,993       (141)        51          (1)     10,044     (142)
                                      --------    -------    -------    --------    --------    -----

                                      $ 37,433    $  (608)   $ 1,192    $    (13)   $ 38,625    $(621)
                                      ========    =======    =======    ========    ========    =====

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary, by the Corporation.

The amortized cost and fair value of available-for-sale securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in mortgage-related securities, and collateralized mortgage obligations since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following summary:

                                        Amortized     Fair
                                           Cost      Value
                                        ---------   --------
                                        (Amounts In Thousands)
Due in one year or less                  $ 18,856   $ 19,066
Due after one year through five years      24,011     24,775
Due after five years through ten years     29,287     28,122
Due after ten years                         8,138      9,373
                                         --------   --------
                                           80,292     81,336
Collateralized mortgage obligations        34,407     34,249
Mortgage-related securities                40,853     41,012
                                         --------   --------

                                         $155,552   $156,597
                                         ========   ========

Proceeds from sales of available-for-sale securities during the years ended December 31, 2003, 2002, and 2001, were $15,093,000, $7,666,000, and $4,174,000, respectively. Gross gains of $360,000, $215,000, and $96,000 were recorded on those sales for the years ended December 31, 2003, 2002, and 2001, respectively. Gross losses of $0, $104,000, and $8,000 were also recorded in the years ended December 31, 2003, 2002, and 2001, respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

Securities with a fair value of $58,125,000 and $50,548,000 at December 31, 2003 and 2002, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 5. LOANS

Major classifications of loans are as follows:

                                                December 31,
                                          ----------------------
                                             2003         2002
                                          ----------   ---------
                                          (Amounts In Thousands)
First mortgage:
  Conventional single-family residential    $113,479   $ 98,075
  Commercial and multi-family residential    283,433    198,250
  Construction                                47,894     32,995
  Farmland                                    43,676     20,847
                                            --------   --------
                                             488,482    350,167
                                            --------   --------

Commercial business loans                    294,645    246,787
Consumer and installment loans                51,886     51,883
Home equity loans                             14,664      9,492
Other                                          7,397      7,109
                                            --------   --------
                                             368,592    315,271
                                            --------   --------

  Less allowance for loan losses               9,136      7,663
                                            --------   --------

                                            $847,938   $657,775
                                            ========   ========

Changes in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001 are presented as follows:

                                            December 31,
                                  ------------------------------
                                    2003       2002       2001
                                  --------   --------   --------
                                      (Amounts In Thousands)
Balance at beginning of year      $ 7,663    $ 5,563    $ 5,010
  Increase due to acquisition       1,203      2,008          -
  Provisions charged to expense     1,311      1,156      1,125
  Recoveries                          390        112         23
  Charge-offs                      (1,431)    (1,176)      (595)
                                  -------    -------    -------

Balance at end of year            $ 9,136    $ 7,663    $ 5,563
                                  =======    =======    =======

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS (CONTINUED)

The following is a summary of information pertaining to impaired loans:

                                                    December 31,
                                               ----------------------
                                                2003            2002
                                               ------          ------
                                               (Amounts In Thousands)
Impaired loans for which an allowance
  has been provided                            $3,288          $3,203
Impaired loans for which no allowance
  has been provided                             1,994               -
                                               ------          ------

Total loans determined to be impaired          $5,282          $3,203
                                               ======          ======

Allowance provided for impaired loans,
  included in the allowance for loan losses    $  433          $  745
                                               ======          ======

                                                 Year Ended December 31,
                                             ------------------------------
                                               2003       2002       2001
                                             --------   --------   --------
                                                 (Amounts In Thousands)
Average investment in impaired loans         $  4,645   $  3,397   $  3,276
                                             ========   ========   ========

Nonaccruing loans totaled $5,282,000 and $3,203,000 as of December 31, 2003 and 2002, respectively. Interest income in the amount of approximately $613,000, $311,000, and $48,000 would have been earned on the nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2003, 2002, and 2001, respectively. The interest collected on nonaccrual loans and impaired loans included in income for the years ended December 31, 2003, 2002, and 2001 was approximately $368,000, $350,000, and
$104,000, respectively.

Certain directors and executive officers of the Corporation, and their related interests, had loans outstanding in the aggregate amounts of $27,654,000 and $25,100,000 at December 2003 and 2002, respectively. During 2003, $10,914,000 of new loans were made, repayments totaled $9,969,000 and there was an increase of $1,609,000 due to changes in related party interests. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than normal risks of collectibility or present other unfavorable features.

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, were approximately $279,107,000 and $187,121,000 at December 31, 2003 and 2002, respectively. Mortgage servicing rights, which are included with other assets, were $1,712,000 and $703,000, respectively, at December 31, 2003 and 2002. The fair value of the servicing rights was determined using a discount rate of 10 percent, prepayment speeds ranging from 1 percent to 8 percent, depending upon the stratification of the specific right, and a weighted average default rate of zero percent. The carrying values of these mortgage servicing rights approximate fair market values as of December 31, 2003 and 2002, respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS (CONTINUED)

The following summarizes the activity pertaining to mortgage servicing rights:

                                                       Years Ended December 31,
                                                    ----------------------------
                                                      2003       2002      2001
                                                    --------    -------   ------
                                                           (In Thousands)
Balance at beginning of year                        $   703     $    -    $    -
  Mortgage servicing rights capitalized               1,542      1,084         -
  Mortgage servicing rights amortized                  (533)      (381)        -
  Provision for loss in fair value                        -          -         -
                                                    -------    -------    ------

Balance at end of year                              $ 1,712    $   703    $    -
                                                    =======    =======    ======

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, and are summarized as follows:

                                                           December 31,
                                                     ----------------------
                                                       2003          2002
                                                     ---------    ---------
                                                     (Amounts In Thousands)
Land                                                  $ 3,554     $ 2,290
Office buildings and improvements                      20,240      14,893
Furniture and equipment                                17,952      13,814
                                                      -------     -------
                                                       41,746      30,997
  Less accumulated depreciation                        21,155      15,591
                                                      -------     -------

                                                      $20,591     $15,406
                                                      =======     =======

During the year ended December 31, 1999 and 2000, the Corporation sold certain land and buildings and, subsequently, leased a portion of the buildings back from the new owners. The total gain on the sales was $2,600,000, of which $1,352,000 was immediately recognized in income. The remaining gain is being accreted into income over the remaining lease terms. The gains recognized during the years ended December 31, 2003, 2002, and 2001 were $0, $356,000, and $557,000, respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following at December 31, 2003 and 2002:

                                                  2003          2002
                                                -------       -------
                                                (Amounts In Thousands)
Goodwill                                        $27,634       $ 8,250
Core deposit intangibles                          3,443         2,152
Other intangibles                                   563             -
                                                -------       -------
                                                 31,640        10,402
  Less accumulated amortization                   1,138           721
                                                -------       -------

      Intangibles assets, net                   $30,502       $ 9,681
                                                =======       =======

The Corporation's goodwill and intangible assets include the excess of cost over fair value of net assets acquired (goodwill), the value of ongoing customer relationships (core deposit and other intangibles) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. For the years ended December 31, 2003 and 2002, the Corporation acquired $19,384,000 and $7,232,000, of goodwill, $1,291,000 and $2,152,000 of core deposit intangibles and $563,000 and $0 of other intangibles, respectively.

In accordance with the provisions of SFAS No. 142, goodwill of $27,634,000 related to acquisitions is not being amortized, but is evaluated annually for impairment. Core deposit intangibles of $3,443,000 are being amortized over a 10-year period. Other intangibles of $563,000 are being amortized over a 16-year period. Core deposit intangible assets are periodically reviewed for impairment. Any impairment in the core deposit intangibles, other intangibles or goodwill would be recognized against income in the period of impairment.

Amortization of core deposit intangibles was $394,000 and $99,000 during the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, amortization of other intangibles was $23,000 and $0, respectively. Estimated aggregate amortization expense for the core deposit and other intangibles for the next five years is as follows:

Years Ending December 31,
-------------------------
         2004                           $529,000
         2005                            434,000
         2006                            360,000
         2007                            322,000
         2008                            322,000

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEPOSITS

Deposits consisted of the following as of December 31:

                                                        2003          2002
                                                      --------      --------
                                                      (Amounts In Thousands)
Negotiable Order of Withdrawal accounts:
  Non-interest bearing                                $109,755      $ 97,288
  Interest-bearing                                      84,713        56,080
Savings deposits                                       109,474        83,239
Money market investment accounts                       281,881       194,196
Time deposits and certificate accounts                 326,125       298,653
                                                      --------      --------

                                                      $911,948      $729,456
                                                      ========      ========

The scheduled maturities of time deposits and certificate accounts at December 31, 2003 are as follows (amounts in thousands):

Years Ending December 31,
-------------------------
         2004                         $229,641
         2005                           66,558
         2006                           18,745
         2007                            5,366
         2008                            5,815
                                      --------

                                      $326,125
                                      ========

At December 31, 2003 and 2002, time deposits and certificate accounts with balances greater than $100,000 amounted to $74,155,000 and $74,532,000, respectively.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. BORROWINGS

Short-term borrowings consisted of the following at December 31:

                                                               2003         2002
                                                             --------     --------
                                                             (Amounts In Thousands)
Short-term borrowings:
  Federal funds purchased, 1.2857%                           $24,500      $     -
  Securities sold under agreements to repurchase
    with rates ranging from 0.40% to 1.46%                     1,588        3,101
  Lines of credit with unaffiliated banks with rates
    ranging from 2.57% to 5.125%                               7,736       14,100
  Treasury, tax, and loan accounts with the Federal
    Home Loan Bank (FHLB) of Chicago                             183          887
                                                             -------      -------

Total short-term borrowings                                  $34,007      $18,088
                                                             =======      =======

Securities sold under agreements to repurchase generally mature within 120 days.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                       2003          2002
                                                     --------      --------
                                                     (Amounts In Thousands)
Average daily balance during the year                $5,059        $7,273
Average daily interest rate during the year            1.29%         1.88%
Maximum month-end balance during the year            $8,425        $9,894
Weighted average rate as of December 31                1.27%         1.53%

Securities underlying the agreements at year-end:
  Carrying value                                     $2,017        $3,698
  Estimated fair value                                2,017         3,698

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. BORROWINGS (CONTINUED)

Long-term borrowings consist of the following as of December 31:

                                                             2003          2002
                                                           -------       --------
                                                           (Amounts In Thousands)
Long-term borrowings:
  Acquisition notes payable, 5.35 percent, equal
    payments of $2,564 until 2008                          $12,818       $     -
  Notes payable to FHLB, maturing during fiscal year
    2003 with rates ranging from 1.85% to 6.50%                  -        29,150
  Notes payable to FHLB, maturing during fiscal year
    2004 with rates ranging from 1.43% to 5.12%             24,233        21,675
  Notes payable to FHLB, maturing during fiscal year
    2005 with rates ranging from 1.86% to 6.53%             14,642         9,754
  Notes payable to FHLB, maturing during fiscal year
    2006 at 2.62%                                            3,000             -
  Notes payable to FHLB, maturing during fiscal year
    2007 with rates ranging from 3.17% to 3.27%              6,000             -
  Notes payable to FHLB, maturing during fiscal year
    2008 with rates ranging from 4.35% to 5.34%              7,000         7,058
  Notes payable to FHLB, maturing thereafter
    with rates ranging from 4.33% to 5.95%                   4,653         4,685
                                                           -------       -------

Total long-term borrowings                                 $72,346       $72,322
                                                           =======       =======

At December 31, 2003, FHLB borrowings are collateralized by securities with a fair value of $32,839,000 and loans receivable with an outstanding balance of $106,606,000. At December 31, 2002, FHLB borrowings were collateralized by securities with a fair value of $24,825,000 and loans receivable with an outstanding balance of $89,763,000.

Of the borrowings due in 2005, $1,000 is callable quarterly, all of the borrowings in 2008 are callable quarterly, $4,000 of the borrowings due thereafter are callable quarterly and $500 of the borrowings due thereafter is callable in 2006.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES

In November 2002, May 2003, October 2003 and October 2003, the Corporation the Trusts, all Connecticut statutory business trusts, and issued $10 million, $10 million, $7.5 million, and $7.5 million, respectively, of three-month LIBOR plus
3.35 percent, 8.25 percent fixed, three-month LIBOR plus 2.95 percent, and 8.25 percent fixed, respectively, Company obligated mandatorily redeemable trust preferred securities (the trust preferred securities). These securities represent preferred beneficial interests in the assets of the Trust. The trust preferred securities will mature on November 11, 2032, May 30, 2033, October 15, 2033, and October 15, 2033, respectively, and are redeemable, in whole or in part, at the option of the Corporation at any time after five years. The Trusts also issued $310 thousand, $310 thousand, $232 thousand, and $232 thousand, respectively, of common equity securities to the Corporation. The Trusts used the proceeds of the offering of the trust preferred securities to purchase $10.3 million, $10.3 million, $7.7 million, and $7.7 million, respectively, of junior subordinated deferrable interest debentures (the debentures) issued by the Corporation, which have interest rates and terms substantially similar to the trust preferred securities. Debt issuance cost totaling $44 thousand, $210 thousand, $9 thousand, and $9 thousand and underwriting fees of $300 thousand, $300 thousand, $169 thousand, and $169 thousand, respectively, were capitalized related to the offerings and are being amortized over the estimated life of the trust preferred securities. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Corporation's indebtedness and senior to the Corporation's capital stock.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Corporation on a limited basis. The Corporation also entered into an agreement as to expenses and liabilities with the Trust pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the Trust other than those arising under the trust preferred securities. The obligations of the Corporation under the junior subordinated debentures, the related indenture, the trust agreement establishing the Trusts, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the Trusts' obligations under the trust preferred securities.

The Corporation owns all of the outstanding common stock of the Trusts. The Trusts are considered variable interest entities (VIEs) under Financial Accounting Standards Board Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", as revised. Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46, a VIE should be consolidated by its primary beneficiary. The Corporation will adopt FIN 46 during the first quarter of 2004. Because the Corporation is not the primary beneficiary of the Trusts, the financial statements of the Trusts will no longer be included in the consolidated financial statements of the Corporation. The Corporation's prior financial statements will be restated to de-consolidate the Corporation's investment in the Trust. See Note 1 -- Summary of Significant Accounting Policies -- Current Accounting Developments.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES (CONTINUED)

$26,437,000 of the trust preferred securities are currently included in the Tier 1 capital, with the remainder included in Tier II capital of the Corporation for regulatory capital purposes. However, because the Trusts will no longer be a part of the Corporation's financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming the Corporation was not permitted to include the $35 million in trust preferred securities issued by the Trusts in its Tier 1 and Tier II capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes (see Note 17 -- Capital Requirements). If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Corporation would also be permitted to redeem the capital securities without penalty.

NOTE 11. STOCK BASED COMPENSATION

The Corporation has an Incentive Stock Option Plan under which 210,000 shares of common stock are reserved for the grant of options to officers and key employees at a price not less than the fair market value of the stock on the date of the grant. The Incentive Stock Option Plan limits the options that may be granted to each employee to $100,000 (based on aggregate fair market value at the date of the grant) per calendar year, on a cumulative basis. Options must be exercised within ten years of the date of grant and can be regranted if forfeited.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCK BASED COMPENSATION (CONTINUED)

Activity in the Incentive Stock Option Plan is summarized in the following table:

                                                       Weighted-         Weighted-
                                                        Average           Average
                                         Number      Exercise Price      Remaining
                                        of Shares      Per Share      Contractual Life    Exercisable
                                        ---------    --------------   ----------------    -----------
Total outstanding at
  December 31, 2000                       68,265       $   25.11             6.04            68,265
     Granted                               4,000           28.00
     Exercised                           (21,450)          18.50
     Forfeited                                 -
                                         -------
Total outstanding at
  December 31, 2001                       50,815       $   29.60             7.15            50,815
     Acquisition                          17,767           16.62
     Granted                                   -
     Exercised                                 -
     Forfeited                                 -
                                         -------
Total outstanding at
  December 31, 2002                       68,582           26.24             4.82            68,582
     Stock dividend                        6,659
     Granted                                   -
     Exercised                            (1,990)          15.15
     Forfeited                                 -
                                         -------
Total outstanding at
  December 31, 2003                       73,251           24.15             5.20            73,251
                                         =======

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2003.

                                   Options Outstanding                 Options Exercisable
                       -------------------------------------------   -----------------------
                                         Weighted-
                                          Average        Weighted-                 Weighted-
                                         Remaining        Average                   Average
    Range of              Number      Contractual Life   Exercise       Number     Exercise
 Exercise Price        Outstanding      (In Years)         Price     Exercisable     Price
 --------------        -----------    ----------------   ---------   -----------   ---------
$13.77 to $15.11          21,358            4.2            $15.00       21,358      $ 15.00
$25.45 to $28.31          51,893            5.7             27.92       51,893        27.92
                         -------                                       -------

                          73,251                                        73,251
                         =======                                       =======

NOTE 12. INCOME TAXES

The provision for income taxes consisted of the following:

                                      December 31,
                             ------------------------------
                               2003       2002       2001
                             --------   --------   --------
                                 (Amounts In Thousands)
Current                      $ 4,113    $ 3,605    $ 3,208
Deferred                         (46)      (361)      (475)
                             -------    -------    -------

                             $ 4,067    $ 3,244    $ 2,733
                             =======    =======    =======

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES (CONTINUED)

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                       2003                2002                2001
                               ------------------   -----------------   -----------------
                                            % of                % of                % of
                                           Pretax              Pretax              Pretax
                                Amount     Income    Amount    Income    Amount    Income
                               --------    ------   --------   ------   --------   ------
                                                  (Amounts In Thousands)
Computed "expected" tax
  expense                      $ 4,303      35.0%   $ 3,370     35.0%   $ 2,954     35.0%
Effect of graduated tax
  rates                           (123)     (1.0)       (96)    (1.0)       (84)    (1.0)
Tax-exempt income, net            (643)     (5.2)      (384)    (4.0)      (351)    (4.2)
State income taxes, net
  of federal benefit               552       4.5        323      3.4        187      2.2
Other, net                         (22)     (0.2)        31      0.3         27      0.3
                               -------     -----    -------    -----    -------    -----

                               $ 4,067      33.1%   $ 3,244     33.7%   $ 2,733     32.3%
                               =======     =====    =======    =====    =======    =====

The net deferred tax assets included with other assets in the accompanying consolidated balance sheets include the following amounts:

                                                           December 31,
                                                      ----------------------
                                                        2003          2002
                                                      --------      --------
                                                      (Amounts In Thousands)
Deferred tax assets:
  Allowance for loan losses                           $ 3,183       $ 2,553
  Net operating loss carryforwards                      1,549         1,149
  Deferred compensation                                 1,089           700
  Other assets                                          1,220           650
                                                      -------       -------
    Total deferred tax assets                           7,041         5,052
Valuation allowance                                    (1,549)       (1,149)
                                                      -------       -------
                                                        5,492         3,903
                                                      -------       -------
Deferred tax liabilities:
  Depreciation                                            515           312
  Purchase accounting                                   2,169           904
  Unrealized gain on available-for-sale securities        382           746
  Other liabilities                                     2,275           615
                                                      -------       -------
    Total deferred tax liabilities                      5,341         2,577
                                                      -------       -------

    Net deferred tax asset                            $   151       $ 1,326
                                                      =======       =======

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. PROFIT-SHARING AND PENSION PLAN

Profit-Sharing Plan: The Corporation has a 401(k) Profit Sharing Plan and Trust which covers substantially all employees with at least six months of service who have attained age twenty and one-half. Participating employees may annually contribute up to 12 percent of their pretax compensation. The Corporation's annual contribution consists of a discretionary matching percentage, limited to 1 percent of employee compensation, and an additional discretionary amount which is determined annually by the Board of Directors. The Corporation's contributions for 2003, 2002 and 2001, were approximately $437,000, $319,000, and $288,000, respectively.

Pension Plan: The Corporation has a non-contributory defined contribution pension plan covering substantially all employees of the Cresco, Westby and Houston banks. Total pension expense was approximately $206,000, $195,000, and $189,000 during 2003, 2002, and 2001, respectively.

NOTE 14. SALARY CONTINUATION AGREEMENT

The Corporation has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee's retirement or death which is being accrued over the anticipated remaining period of employment. Expense recognized for future benefits under these agreements totaled $183,000, $153,000, and $174,000 during 2003, 2002, and 2001, respectively.

Although not part of the agreement, the Corporation purchased insurance on the lives of the officers which could provide funding for the payment of benefits. Included in other assets is $2,693,000 and $2,648,000 of related cash surrender value of life insurance as of December 31, 2003 and 2002, respectively.

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Corporation is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Like many Wisconsin financial institutions, several of our subsidiaries have non-Wisconsin subsidiaries which hold and manage assets, the income for which state taxes are not imposed. Currently, the Wisconsin Department of Revenue is conducting audits at some of our investment subsidiaries which may result in state taxes be imposed, including prior periods. Any settlement amount at this point is undeterminable.

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

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at December 31, 2003 and 2002, are as follows:

                                                         December 31,
                                                    ----------------------
                                                      2003           2002
                                                    --------       -------
                                                    (Amounts In Thousands)
Commitments to originate mortgage loans             $ 29,248       $23,845

Unused lines of credit:
    Commercial business                              108,163        71,074
    Home equity                                       13,957        11,088
    Credit cards                                      17,146        10,832

Standby letters of credit                             10,275         9,346

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2003 and 2002, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

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

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Various subsidiary banks of the Corporation have entered into noncancelable leases for certain branch facilities. The following is a schedule of future minimum rental payments required under the noncancelable lease agreements (dollars in thousands):

Years Ending December 31,
-------------------------
          2004                        $1,042
          2005                         1,032
          2006                           971
          2007                           723
          2008                           721
                                      ------

                                      $4,489
                                      ======

NOTE 16. CONCENTRATION OF CREDIT RISK

The Corporation and the Banks do not engage in the use of interest-rate swaps, futures, or option contracts as of December 31, 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and Banks meet all capital adequacy requirements to which they are subject.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS
         (CONTINUED)

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized all the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table on the following page. There are no conditions or events since that notification that management believes have changed the Corporation's or Banks' classification as of December 31, 2003.

The Corporation's and Banks' actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following table.

                                                                                            To Be Well Capitalized
                                                                         For Capital        Under Prompt Corrective
                                                      Actual          Adequacy Purposes         Action Provisions
                                                ------------------   -------------------    -----------------------
                                                 Amount     Ratio     Amount      Ratio         Amount     Ratio
                                                --------    ------   --------     ------       ---------   ------
                                                                      (Amounts In Thousands)
AS OF DECEMBER 31, 2003
Total capital (to risk-weighted assets):
   Consolidated                                 $ 92,602    10.23%   $ 72,434      8.00%        $ 90,543     N/A
   Lincoln State Bank                             38,253    10.80      28,339      8.00           35,424   10.00%
   Franklin State Bank                             9,213    10.87       6,782      8.00            8,478   10.00
   Grafton State Bank                             14,661    12.32       9,519      8.00           11,898   10.00
   Community Bank Oconto County                    7,860    11.68       5,383      8.00            6,729   10.00
   Fortress Bank of Westby                        11,287    11.96       7,551      8.00            9,439   10.00
   Fortress Bank of Cresco                         6,346    15.38       3,300      8.00            4,126   10.00
   Fortress Bank N.A.                              5,097    14.17       2,878      8.00            3,598   10.00
   Reedsburg                                      12,888    12.74       8,090      8.00           10,113   10.00

Tier 1 capital (to risk-weighted assets):
   Consolidated                                 $ 74,903     8.27%   $ 36,217      4.00%        $ 54,236     N/A
   Lincoln State Bank                             34,909     9.85      14,170      4.00           21,255    6.00%
   Franklin State Bank                             8,322     9.82       3,391      4.00            5,087    6.00
   Grafton State Bank                             13,598    11.43       4,759      4.00            7,139    6.00
   Community Bank Oconto County                    7,317    10.87       2,692      4.00            4,038    6.00
   Fortress Bank of Westby                        10,355    10.97       3,776      4.00            5,663    6.00
   Fortress Bank of Cresco                         5,830    14.13       1,650      4.00            2,475    6.00
   Fortress Bank N.A.                              4,647    12.92       1,439      4.00            2,159    6.00
   Reedsburg                                      11,612    11.48       4,045      4.00            6,068    6.00

Tier 1 capital (to average assets):
   Consolidated                                 $ 74,903     7.19%   $ 41,696      4.00%        $ 51,120     N/A
   Lincoln State Bank                             34,909     9.06      15,415      4.00           19,269    5.00%
   Franklin State Bank                             8,322     9.09       3,662      4.00            4,578    5.00
   Grafton State Bank                             13,598     8.60       6,324      4.00            7,904    5.00
   Community Bank Oconto County                    7,317     8.87       3,300      4.00            4,125    5.00
   Fortress Bank of Westby                        10,355     8.92       4,644      4.00            5,805    5.00
   Fortress Bank of Cresco                         5,830     9.72       2,398      4.00            2,998    5.00
   Fortress Bank N.A.                              4,647     8.79       2,116      4.00            2,645    5.00
   Reedsburg                                      11,612     8.23       5,643      4.00            7,053    5.00

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS
         (CONTINUED)

                                                                                            To Be Well Capitalized
                                                                         For Capital        Under Prompt Corrective
                                                      Actual          Adequacy Purposes         Action Provisions
                                                ------------------   -------------------    -----------------------
                                                 Amount     Ratio     Amount      Ratio         Amount     Ratio
                                                --------    ------   --------     ------       ---------   ------
                                                                      (Amounts In Thousands)
AS OF DECEMBER 31, 2002
Total capital (to risk-weighted assets):
    Consolidated                                 $76,003    10.71%    $56,755     8.00%        $70,944       N/A
    Lincoln State Bank                            36,104    11.91      24,248     8.00          30,310     10.00%
    Franklin State Bank                            7,583    10.17       5,962     8.00           7,453     10.00
    Grafton State Bank                            14,236    12.62       9,022     8.00          11,278     10.00
    Community Bank Oconto County                   7,446    13.32       4,471     8.00           5,589     10.00
    Fortress Bank of Westby                       10,346    12.57       6,583     8.00           8,229     10.00
    Fortress Bank of Cresco                        5,766    15.16       3,043     8.00           3,803     10.00
    Fortress Bank N.A                              4,961    13.15       3,018     8.00           3,772     10.00

Tier 1 capital (to risk-weighted assets):
    Consolidated                                 $68,340     9.63%    $28,378     4.00%        $42,566       N/A
    Lincoln State Bank                            32,938    10.87      12,124     4.00          18,186      6.00%
    Franklin State Bank                            6,699     8.99       2,981     4.00           4,472      6.00
    Grafton State Bank                            13,192    11.70       4,511     4.00           6,767      6.00
    Community Bank Oconto County                   6,918    12.38       2,235     4.00           3,353      6.00
    Fortress Bank of Westby                        9,332    11.34       3,292     4.00           4,937      6.00
    Fortress Bank of Cresco                        5,290    13.91       1,521     4.00           2,282      6.00
    Fortress Bank N.A                              4,489    11.90       1,509     4.00           2,263      6.00

Tier 1 capital (to average assets):
    Consolidated                                 $68,340     9.41%    $29,440     4.00%        $36,801       N/A
    Lincoln State Bank                            32,938     9.54      13,813     4.00          17,267      5.00%
    Franklin State Bank                            6,699     7.91       3,387     4.00           4,234      5.00
    Grafton State Bank                            13,192     8.73       6,042     4.00           7,553      5.00
    Community Bank Oconto County                   6,918     9.51       2,910     4.00           3,637      5.00
    Fortress Bank of Westby                        9,332     8.60       4,342     4.00           5,427      5.00
    Fortress Bank of Cresco                        5,290     8.92       2,372     4.00           2,966      5.00
    Fortress Bank N.A                              4,489     8.26       2,173     4.00           2,717      5.00

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

As of December 31, 2003, the subsidiary banks collectively had equity of approximately $125,219,000 of which approximately $12,169,000 was available for distribution to the Corporation as dividends without prior regulatory approval.

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

         Long-term borrowings: The fair values of long-term borrowings are estimated using discounted cash flow analysis based on current interest rates being offered on instruments with similar terms and credit quality.

         Company Obligated Mandatorily Redeemable Preferred Securities: The carrying amount of the Company Obligated Mandatorily Redeemable Preferred Securities equals its fair value.

         Off-balance-sheet instruments: The estimated fair value of fee income on letters of credit at December 31, 2003 and 2002 is insignificant. Loan commitments on which the committed interest rate is less that the current market rate are also insignificant at December 31, 2003 and 2002.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                 2003                  2002
                                         --------------------  --------------------
                                         Carrying   Estimated  Carrying   Estimated
                                          Amount   Fair Value   Amount   Fair Value
                                         --------  ----------  --------  ----------
                                                  (Amounts In Thousands)
Financial assets:
    Cash and due from banks              $ 29,376   $ 29,376   $ 31,539   $ 31,539
    Interest bearing deposits in banks      2,647      2,647      3,825      3,825
    Federal funds sold                     15,632     15,632     26,391     26,391
    Available-for-sale securities         156,597    156,597    130,125    130,125
    Loans, net                            847,938    852,570    657,775    674,395
    Accrued interest receivable             4,421      4,421      4,248      4,248
    FHLB stock                             16,245     16,245     14,935     14,935

Financial liabilities:
    Deposits                              911,948    911,632    729,456    731,641
    Short-term borrowings                  34,007     34,007     18,088     18,088
    Long-term borrowings                   72,346     72,910     72,322     73,266
    Company Obligated Mandatorily
    Redeemable Preferred Securities        35,000     35,000     10,000     10,000
    Accrued interest payable                1,417      1,417      1,403      1,403

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS
                              (PARENT COMPANY ONLY)

                                                       December 31,
                                                 ---------------------
                                                    2003         2002
                                                 ---------    ---------
                                                 (Amounts In Thousands)
ASSETS
Cash and cash equivalents                        $       -    $    223
Loans receivable                                         -         500
Investment in subsidiaries                         131,942      83,873
Premises and equipment                               1,478         569
Other assets                                         4,701       3,732
                                                 ---------    --------

    TOTAL ASSETS                                 $ 138,121    $ 88,897
                                                 =========    ========

LIABILITIES
Short-term borrowings                            $   7,375    $  7,700
Long-term borrowings                                12,818           -
Subordinated debentures                             36,084      10,310
Other liabilities                                    1,870       1,558
                                                 ---------    --------
    Total liabilities                               58,147      19,568
                                                 ---------    --------
STOCKHOLDERS' EQUITY
Common stock                                         3,436       2,977
Additional paid-in capital                          43,691      26,308
Retained earnings                                   35,007      41,489
Accumulated other comprehensive income                 663       1,448
Treasury stock                                      (2,823)     (2,893)
                                                 ---------    --------
    TOTAL STOCKHOLDERS' EQUITY                      79,974      69,329
                                                 ---------    --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 138,121    $ 88,897
                                                 =========    ========

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                              (PARENT COMPANY ONLY)

                                                            Years Ended December 31,
                                                          ---------------------------
                                                            2003      2003      2001
                                                          -------   -------    ------
                                                           (Amounts In Thousands)
Income:
  Interest on loans, including fees                       $    23   $     -    $   11
  Dividends from subsidiaries                               7,298     3,459     3,307
  Other                                                     2,915     2,273     2,210
                                                          -------   -------    ------
                                                           10,236     5,732     5,528
                                                          -------   -------    ------
Expenses:
  Salaries and employee benefits                            3,870     3,663     2,990
  Occupancy                                                 1,465     1,225     1,146
  Interest                                                  1,419       257       198
  Other                                                     1,669     1,100     1,073
                                                          -------   -------    ------
                                                            8,423     6,245     5,407
                                                          -------   -------    ------
     Income (loss) before income tax benefit and equity
       in undistributed net income of subsidiaries          1,813      (513)      121

Income tax benefit                                          1,876     1,371     1,094
                                                          -------   -------    ------

     Income before equity in undistributed net income
       of subsidiaries                                      3,689       858     1,215

Equity in undistributed net income of subsidiaries          4,539     5,527     4,493
                                                          -------   -------    ------

     NET INCOME                                           $ 8,228   $ 6,385    $5,708
                                                          =======   =======    ======

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                              (PARENT COMPANY ONLY)

                                                                Years Ended December 31,
                                                           --------------------------------
                                                              2003       2002        2001
                                                           ---------   ---------   --------
                                                                (Amounts In Thousands)
Cash Flows From Operating Activities
  Net income                                               $  8,228    $  6,385    $ 5,708
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Equity in undistributed net income of subsidiaries     (4,539)     (5,527)    (4,493)
      Depreciation                                              156         131         77
      Gain on sale of premises and equipment                      -         (69)      (178)
      Other, net                                              3,123      (1,255)      (714)
                                                           --------    --------    -------
        NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                          6,968        (335)       400
                                                           --------    --------    -------

Cash Flows From Investing Activities
  Payment for acquisition                                   (20,282)     (9,786)         -
  Net change in loans                                           500        (500)       311
  Capital infusion, subsidiaries                             (8,825)          -          -
  Investment in Merchants and Manufacturers
    Statutory Trusts                                           (774)       (310)         -
  Purchases of equipment                                     (1,065)       (221)      (204)
                                                           --------    --------    -------
        NET CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES                                        (30,446)    (10,817)       107
                                                           --------    --------    -------

Cash Flows From Financing Activities
  Net increase (decrease) in short-term borrowings             (325)      3,898      1,090
  Dividends paid                                             (2,213)     (1,790)    (1,802)
  Issuance of subordinated debentures                        25,774      10,310          -
  Stock dividend                                                (16)          -          -
  Common stock transactions, net                                 35      (1,058)      (126)
                                                           --------    --------    -------
        NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES                                         23,255      11,360       (838)
                                                           --------    --------    -------

        INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                          (223)        208       (331)

Cash and cash equivalents at beginning of year                  223          15        346
                                                           --------    --------    -------

Cash and cash equivalents at end of year                   $      -    $    223    $    15
                                                           ========    ========    =======

                                10-K EXHIBIT LIST

 EXHIBIT NO.                                   DESCRIPTION
 -----------                                   -----------
EXHIBIT 10.1             Employment Agreement between Reedsburg Bank and
                         Milburn Hahs

EXHIBIT 21.1             Subsidiaries

EXHIBIT 23.1             Independent Auditors' Consent

EXHIBIT 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1* Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2* Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

---------------------------

*This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.