Form 10-Q
period 2004-03-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2004-05-10
CIK 753682

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                                -----------------    ---------------------

Commission file Number 0-21292

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                    39-1413328
--------------------------------        --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                       19105 West Capitol Drive, Suite 200
                           Brookfield, Wisconsin 53045
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (262) 790-2120
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code:

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

Yes [X]  No [ ].

As of May 1, 2004, 3,335,915 shares of Common Stock were outstanding.

                MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                  PAGE NUMBER
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Consolidated Statements of Financial Condition as of March 31,
                  2004, December 31, 2003
                  and March 31, 2003                                                                    3

                  Unaudited Consolidated Statements of Income for the Three Months ended
                  March 31, 2004 and 2003                                                               4

                  Unaudited Consolidated Statements of Cash Flows for the Three Months ended
                  March 31, 2004 and 2003                                                               5

                  Notes to Unaudited Consolidated Financial Statements                                  6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                    11

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                            23

         Item 4.  Controls and Procedures                                                              24

         PART II. OTHER INFORMATION

         Items 1-6                                                                                     25

         Signatures                                                                                    26

PART I. FINANCIAL INFORMATION

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                              2004          2003           2003
                                                                          -----------    ------------   -----------
                                                                               (Amounts In Thousands, Except
                                                                                Share and Per Share Amounts)
ASSETS
Cash and due from banks                                                   $    24,774    $    29,376    $    26,272
Interest bearing deposits in banks                                              4,956          2,647          8,593
Federal funds sold                                                              5,456         15,632         17,676
                                                                          -----------    -----------    -----------
      Cash and cash equivalents                                                35,186         47,655         52,541
Available-for-sale securities                                                 158,476        156,597        129,924
Loans, less allowance for loan losses of $9,412 at
  March 31, 2004, $9,136 at December 31, 2003
  and $7,939 at March 31, 2003                                                871,881        847,938        685,681
Accrued interest receivable                                                     4,784          4,421          4,513
FHLB stock                                                                     16,519         16,245         14,900
Premises and equipment                                                         21,536         20,591         14,896
Goodwill and intangible assets                                                 30,107         30,502          9,592
Other assets                                                                   22,088         21,658         14,831
                                                                          -----------    -----------    -----------
      TOTAL ASSETS                                                        $ 1,160,577    $ 1,145,607    $   926,878
                                                                          ===========    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                                  $   110,955    $   109,755    $    99,725
    Interest bearing                                                          807,081        802,193        634,455
                                                                          -----------    -----------    -----------
      Total deposits                                                          918,036        911,948        734,180
  Short-term borrowings                                                        29,097         34,007         34,329
  Long-term borrowings                                                         84,309         72,346         68,537
  Subordinated debentures                                                      36,084         36,084         10,310
  Accrued interest payable                                                      1,522          1,417          1,368
  Other liabilities                                                             9,669          9,831          8,080
                                                                          -----------    -----------    -----------
      TOTAL LIABILITIES                                                     1,078,717      1,065,633        856,804
Stockholders' equity
  Preferred stock, $1.00 par value; 250,000 shares authorized,
    shares issued and shares outstanding - none                                    --             --             --
  Common stock $1.00 par value; 6,000,000 shares authorized;
    Shares issued: 3,436,036, at March 31, 2004 and December 31,
    2003, 2,977,231 at March 31, 2003; shares outstanding:
    3,335,356 at March 31, 2004, 3,326,089 at December 31, 2003
    and 2,875,495 at March 31, 2003                                             3,436          3,436          2,977
  Additional paid-in capital                                                   43,622         43,691         26,302
  Retained earnings                                                            35,814         35,007         42,939
  Accumulated other comprehensive income                                        1,555            663            738
  Treasury stock, at cost (100,680 shares at March 31, 2004,
    109,947 shares at December 31, 2003 and 101,736 shares
    at March 31, 2003)                                                         (2,567)        (2,823)        (2,882)
                                                                          -----------    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                     81,860         79,974         70,074
                                                                          -----------    -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,160,577    $ 1,145,607    $   926,878
                                                                          ===========    ===========    ===========

See Notes to Unaudited Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                           THREE MONTHS       THREE MONTHS
                                                                               ENDED             ENDED
                                                                             MARCH 31,          MARCH 31,
                                                                               2004               2003
                                                                              -------           -------
                                                                       (In Thousands, Except Per Share Amounts)
Interest income:
  Interest and fees on loans                                                  $12,819           $10,998
  Interest and dividends on securities:
    Taxable                                                                       468               589
    Tax-exempt                                                                    381               353
  Interest on mortgage-backed securities                                          646               670
  Interest on interest bearing deposits in banks and federal funds sold            54                88
                                                                              -------           -------
      TOTAL INTEREST INCOME                                                    14,368            12,698

Interest expense:
  Interest on deposits                                                          3,100             3,071
  Interest on short-term borrowings                                               151               148
  Interest on long-term borrowings                                                734               656
  Interest on Company Obligated Manadatorily Redeemable
    Preferred Securities                                                          557               119
                                                                              -------           -------
      TOTAL INTEREST EXPENSE                                                    4,542             3,994

      NET INTEREST INCOME                                                       9,826             8,704
Provision for loan losses                                                         450               302
                                                                              -------           -------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       9,376             8,402

Noninterest income:
  Service charges on deposit accounts                                             725               572
  Service charges on loans                                                        427               559
  Securities gains, net                                                           177                73
  Gain on sale of loans, net                                                      144               413
  Other                                                                         1,222               605
                                                                              -------           -------
      TOTAL NONINTEREST INCOME:                                                 2,695             2,222

Noninterest expenses:
  Salaries and employee benefits                                                5,860             4,265
  Premises and equipment                                                        1,476             1,218
  Data processing fees                                                            361               310
  Marketing and business development                                              334               358
  Federal deposit insurance premiums                                               41                33
  Other                                                                         2,010             1,415
                                                                              -------           -------
      TOTAL NONINTEREST EXPENSES:                                              10,082             7,599

      INCOME BEFORE INCOME TAXES                                                1,989             3,025
Income taxes                                                                      582             1,029
                                                                              -------           -------
      NET INCOME                                                              $ 1,407           $ 1,996
                                                                              =======           =======

Basic earnings per share                                                      $  0.42           $  0.63
                                                                              =======           =======

Diluted earnings per share                                                    $  0.42           $  0.63
                                                                              =======           =======

Dividends per share                                                           $  0.18           $  0.17
                                                                              =======           =======

See Notes to Unaudited Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                           2003                  2003
                                                                                         --------             --------
                                                                                                 (In Thousands)
Cash Flows From Operating Activities
  Net income                                                                             $  1,407             $  1,996
  Adjustments to reconcile net income to cash
    provided by operating activities:
       Provision for loan losses                                                              450                  302
       Depreciation                                                                           454                  396
       Amortization and accretion of premiums and discounts, net                              429                  145
       Security gains, net                                                                   (177)                 (73)
       Gain on sale of loans, net                                                            (144)                (413)
       Decrease in accrued interest receivable                                               (363)                (394)
       Increase (decrease) in accrued interest payable                                        105                  (35)
       Other                                                                                  188                  108
                                                                                         --------             --------
           Net cash provided by operations before loan originations and sales               2,349                2,032
       Loans originated for sale                                                          (11,865)             (40,334)
       Proceeds from sales of loans                                                        11,066               38,939
                                                                                         --------             --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                        1,550                  637

Cash Flows From Investing Activities
  Purchase of available-for-sale securities                                               (35,529)             (16,931)
  Proceeds from sales of available-for-sale securities                                      7,253                4,357
  Proceeds from redemptions and maturities of available-for-sale securities                26,926               12,329
  Net increase in loans                                                                   (23,723)             (26,400)
  (Purchase) sale of premises and equipment                                                (1,399)                 120
  Redemption (purchase) of Federal Home Loan Bank stock                                      (274)                  35
                                                                                         --------             --------
          NET CASH USED IN INVESTING ACTIVITIES                                           (26,746)             (26,490)

Cash Flows From Financing Activities
  Net increase in deposits                                                                  6,087                4,724
  Net increase (decrease) in short-term borrowings                                         (4,947)              16,241
  Dividends paid                                                                             (600)                (546)
  Proceeds from long-term borrowings                                                       23,500               11,000
  Repayment of long-term borrowings                                                       (11,500)             (14,785)
  Purchase of treasury stock                                                                    0                    0
  Proceeds from sale of treasury stock                                                        187                    5
                                                                                         --------             --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                        12,727               16,639

          DECREASE IN CASH AND CASH EQUIVALENTS                                           (12,469)              (9,214)
Cash and cash equivalents at beginning of period                                           47,655               61,755
                                                                                         --------             --------
Cash and cash equivalents at end of period                                               $ 35,186             $ 52,541
                                                                                         ========             ========

Supplemental Cash Flow Information and Noncash Transactions:
  Interest paid                                                                          $  4,437             $  4,029
  Income taxes paid                                                                           164                   89
  Loans transferred to other real estate owned                                                273                   --

Supplemental Schedules of Noncash Investing Activities,
  change in accumulated other comprehensive income, unrealized
  gains (losses) on available-for-sale securities, net                                   $    892            ($    710)

See Notes to Unaudited Consolidated Financial Statements.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2004

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank Financial, Reedsburg Bank, Fortress Bank of Westby, Fortress Bank of Cresco, Fortress Bank, N.A. (collectively, the Banks), Merchants Merger Corp., CBG Financial Services, Inc., Merchants New Merger Corp., CBG Mortgage, Inc. and Lincoln Neighborhood Redevelopment Corporation. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. and Community Bank Financial also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. The Reedsburg Bank also includes the accounts of its wholly owned subsidiary, Reedsburg Investments, Inc. Fortress Bank of Westby also includes the accounts of its wholly owned subsidiaries, Westby Investment Company, Inc. and Fortress Mortgage Services Company. CBG Financial Services also includes the accounts of its wholly owned subsidiaries Link Community Financial Services and Keith C. Winters & Associates (KCW). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2003.

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

NOTE B -- EARNINGS PER SHARE

Presented below are the calculations for basic and diluted earnings per share:

                                                                 Three Months Ended
                                                                      March 31,
                                                               2004                2003
                                                         -------------------------------------
                                                         (In Thousands, except per share data)
Basic

Net income                                                    $1,407              $1,996
Weighted average shares outstanding                            3,331               3,163
Basic earnings per share                                      $ 0.42              $ 0.63
                                                              ======              ======

Diluted:
                                                         (In Thousands, except per share data)

Net income                                                    $1,407              $1,996
Weighted average shares outstanding                            3,331               3,163
Effect of dilutive stock options outstanding                      37                   8
                                                              ------              ------
Diluted weighted average shares outstanding                    3,368               3,171
Diluted earnings per share                                    $ 0.42              $ 0.63
                                                              ======              ======

NOTE C -- COMPREHENSIVE INCOME

The following table presents our comprehensive income.

                                                      Three Months Ended
                                                            March 31,
                                                        2004       2003
                                                      -------    -------
                                                         (In Thousands)
Net income                                            $ 1,407    $ 1,996
Other comprehensive income
Change in unrealized securities gains (losses)          1,244     (1,162)
Reclassification adjustment for gains included
    in net income                                         144         73
Income tax effect                                        (496)       379
                                                      -------    -------
Total comprehensive income                            $ 2,299    $ 1,286
                                                      =======    =======

NOTE D -- LOANS RECEIVABLE

During the first quarter of 2004, the Corporation performed an evaluation of the purpose and collateral of each loan. This evaluation resulted in a reallocation of loan dollars between primarily commercial real estate and commercial loans. The following table shows the composition of our loan portfolio on the dates indicated. (dollars in thousands):

                                                 March 31,      December 31,       March 31,
                                                   2004            2003              2003
                                                 ---------      ------------       ---------
First Mortgage:
  Conventional single-family residential         $116,382         $113,479         $100,934
  Commercial and multifamily residential          382,072          283,433          192,913
  Construction                                     52,062           47,894           42,696
  Farmland                                         45,863           43,676           23,082
                                                 --------         --------         --------
                                                  596,379          488,482          359,625
                                                 --------         --------         --------

Commercial business loans                         215,390          294,645          272,139
Consumer and installment loans                     49,158           51,886           45,294
Home equity loans                                  15,538           14,664           12,106
Other                                               4,828            7,397            4,456
                                                 --------         --------         --------
                                                  284,914          368,592          333,995
                                                 --------         --------         --------
Total loans                                       881,293          857,074          693,620

Less allowance for loan losses                      9,412            9,136            7,939
                                                 --------         --------         --------
Loans, net                                       $871,881         $847,938         $685,681
                                                 ========         ========         ========

NOTE E - STOCK-BASED COMPENSATION PLAN

At March 31, 2004 we had a stock-based key officer and employee compensation plan. We account for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           Three Months Ended
                                                                March 31,
                                                            2004         2003
                                                         ----------   ----------
                                                          (Amounts In Thousands,
                                                          Except Per Share Data)
Net income, as reported                                  $    1,407   $    1,996
Deduct total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                            334            0
                                                         ----------   ----------
    PRO FORMA NET INCOME                                 $    1,073   $    1,996
                                                         ==========   ==========

Earnings per share:
  Basic:
    As reported                                          $     0.42   $     0.63
    Pro forma                                            $     0.34   $     0.63
  Diluted:
    As reported                                          $     0.42   $     0.63
    Pro forma                                            $     0.33   $     0.63

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at March 31, 2004: dividend yield of 1.60%; expected price volatility of 19.74%; blended risk-free interest rates of 3.76%; and expected life of 10 years.

NOTE F - RECENT ACQUISITION

On November 1, 2003, we acquired Reedsburg Bancorporation. ("Reedsburg") and its wholly-owned subsidiary, the Reedsburg Bank. The purchase price for Reedsburg was $36.0 million including $17.8 million in cash, $12.8 million in promissory notes and 146,800 shares of common stock valued at $5.4 million based on the average price over the contractual pricing period. At the date of the acquisition Reedsburg had assets of $141.8 million, loans of $97.2 million and deposits of $120.6 million. The year-to-year comparisons are impacted by our completion of the acquisition of Reedsburg. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Reedsburg were recorded at their respective fair values on November 1, 2003 and account balances acquired are included in our financial results.

NOTE G - PENDING ACQUISITION

On April 24, 2003, we announced the signing of a Definitive Agreement to acquire Random Lake Bancorp Limited ("Random Lake"). Random Lake serves as a one-bank holding company for Wisconsin State Bank. As of March 31, 2004, Random Lake has total assets of $93.5 million with four locations in Wisconsin. The proposed acquisition is subject to a number of closing conditions and there can be no assurance that the proposed acquisition will be completed or, if completed, that the terms of the proposed acquisition will be as presently contemplated.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003): FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE's were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after March 15, 2004.

The Corporation adopted FIN 46, as revised, in connection with its consolidated financial statements for the quarter ended March 31, 2004. The Corporation has previously formed four statutory trusts (the "Trusts") to issue an aggregate of $35,000,000 of trust preferred securities. The implementation of FIN 46 required the Corporation to de-consolidate its investment in the Trusts because the Corporation is not the primary beneficiary. There was no impact on stockholders' equity or net income upon adoption of the standard.

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

The Accounting Standards Executive Committee has issued Statement of Position
(SOP) 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Corporation this Statement is effective for calendar year 2005, and early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

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

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at March 31, 2004, December 31, 2003 and March 31, 2003, are as follows:

                                              March 31,     December 31,    March 31,
                                                2004           2003           2003
                                              --------       --------       --------
                                                      (Amounts In Thousand)
Commitments to originate mortgage loans       $ 37,069       $ 29,248       $ 32,983

Unused lines of credit:
    Commercial business                        105,198        108,163         75,400
    Home equity                                 14,561         13,957         11,426
    Credit cards                                16,417         17,146         11,142

Standby letters of credit                       10,799         10,275         10,825

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. Credit card commitments are unsecured. At March 31, 2004 no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation had net income of $1.4 million, or $0.42 per diluted share, for the three months ended March 31, 2004 compared to $2.0 million, or $0.63 per diluted share, for the three months ended March 31, 2003, representing a 29.5% decrease in net income and a 33.3% decrease in diluted earnings per share. The decrease in net income for the current quarter compared to the prior year is attributed to lower net interest margins and a decrease in non-interest income primarily from reduced income from the Corporation's mortgage banking operation.

The year-to-year comparisons are impacted by the Corporation's completion of the Reedsburg acquisition on November 1, 2003. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Reedsburg were recorded at their respective fair values on November 1, 2003. The Corporation acquired approximately $141.8 million in assets, $97.2 million in loans, $120.6 million in deposits and recognized goodwill and intangible assets of approximately $19.1 million related to the transaction. The year-to-year comparisons are also impacted by the Corporation's May 1, 2003 acquisitions of Keith C. Winters & Associates, LTD. ("KCW"), a tax preparation and tax consulting firm with offices located in Franklin, Brookfield and Milwaukee, Wisconsin, and Integrated Financial Services ("IFS"), an insurance agency. The KCW and IFS acquisitions were accounted for using the purchase method of accounting.

2004 is going to be a year of transition for the Corporation. Through a company-wide project called "Vision Unlimited", the Corporation is in the process of standardizing policies and procedures across the organization and centralizing many operational functions. In addition, the Corporation is converting all of the Banks to a single data processing platform. The Corporation expects these changes will allow it to better manage risk, operate more efficiently and serve customers better. Each of the Banks will continue to keep its name, charter, board of directors and management teams but will transition its human resources from the Bank's operational activities to customer related activities. Bank employees will have the tools and resources they need to effectively focus on customer service, customer retention and customer prospecting. While the Corporation expects these changes to enhance shareholder value in the long run, a transition of this magnitude will involve short-term costs which the Corporation expects will range between $850,000 and $1.0 million before tax in 2004.

The Corporation is also facing two other significant challenges in 2004. Like all public companies, the Corporation is working towards compliance with the Sarbanes-Oxley Act of 2002. While the Corporation is utilizing an outside third party at a significant cost, compliance with Sarbanes-Oxley is largely being accomplished internally through the Vision Unlimited project. The Corporation expects its Sarbanes-Oxley compliance costs will range from $300,000 to $400,000 in 2004. In addition, like hundreds of other Wisconsin banking organizations, the Corporation is in discussion with the Wisconsin Department of Revenue ("WDR") regarding the tax treatment of its Nevada investment subsidiaries. Nevada does not have an income tax and historically the earnings of these Nevada investment subsidiaries have not been subject to taxation in Wisconsin. The Corporation believes that it has complied with private letter rulings the WDR previously issued in connection with the formation and operation of its Nevada investment subsidiaries. However, the effect and intent of these rulings is in question and the WDR may take the position that some or all of the income of the Corporation's Nevada investment subsidiaries is allocable to their Wisconsin corporate parents and taxable in Wisconsin. The WDR may also take the position that such a reallocation should apply to prior open tax years. The result of these discussions with the WDR could materially increase the Corporation's future income tax expense and could also result in a significant current year tax charge.

Financial Condition

TOTAL ASSETS

Total assets increased $15.0 million, or 1.3% to $1.2 billion at March 31, 2004 compared to $1.1 billion at December 31, 2003. The growth in loans caused the majority of the increase.

INVESTMENT SECURITIES

Available-for-sale investment securities increased $2.0 million, or 1.2%, from $156.6 million at December 31, 2003, to $158.5 million at March 31, 2004. The purchases of investment securities offset the sales, redemptions and maturities of securities during the period.

LOANS RECEIVABLE

Loans receivable, net of allowance for loan losses increased $23.9 million from $847.9 million at December 31, 2003 compared to $871.9 million at March 31, 2004. The growth in loans can be attributed to the growth in commercial business and commercial real estate loans that were partially offset by the decrease in consumer and installment loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At March 31, 2004 we designated $1.2 million of loans as held for sale.

TOTAL DEPOSITS AND BORROWINGS

Total deposits increased $6.1 million, or 0.7%, from $911.9 million on December 31, 2003 to $918.0 million on March 31, 2004. The increase in deposits can be attributed to the growth in retail money market accounts and commercial checking accounts currently offered by our subsidiary banks. Short-term borrowings decreased by $4.9 million, or 14.4% from $34.0 million on December 31, 2003 to $29.1 million on March 31, 2004. Short-term borrowings consist of federal funds borrowed from correspondent banks and repurchase agreements. Long-term debt increased by $12.0 million, or 16.5%, from $72.3 million on December 31, 2003 to $84.3 million on March 31, 2004. Long-term debt consists of Federal Home Loan Bank advances and acquisition notes associated with the Reedsburg transaction.

Subordinated Debentures totaled $36.1 million at March 31, 2004, unchanged from December 31, 2003. We had obligations represented by subordinated debentures at March 31, 2004 totaling $35.0 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at March 31, 2004. In accordance with FIN 46, as of March 31, 2004 we began deconsolidating the wholly-owned trusts that issued the trust preferred securities. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other debt.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2004 was $81.9 million compared to $80.0 million at December 31, 2003, an increase of $1.9 million. The change in stockholders' equity consists of net income of $1.4 million, an $892,000 net increase in accumulated other comprehensive income, $256,000 decrease in treasury stock less payments of dividends to shareholders of $600,000. We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board's risk-based guidelines, capital is measured against our subsidiary banks' risk-weighted assets. Our tier 1 capital (common stockholders' equity less goodwill) to risk-weighted assets was 8.2% at March 31, 2004, above the 4.0% minimum required. Total capital to risk-adjusted assets was 10.1%; also above the 8.0% minimum requirement. The leverage ratio was at 6.9% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be "well capitalized" as well.

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

Nonperforming assets are summarized, for the dates indicated, as follows (dollars in thousands):

                                                   March 31,       December 31,      March 31,
                                                     2004             2003             2003
                                                    -------          ------           -------
Non-accrual loans:
    Conventional single-family residential         $   700          $   456          $   497
    Commercial and multifamily residential           2,218            2,344            1,515
    Commercial business loans                          669            1,484            1,661
    Consumer and installment loans                     842              998              774
                                                   -------          -------          -------
        Total non-accrual loans                      4,429            5,282            4,447

Other real estate owned                              2,130            1,945            1,911
                                                   -------          -------          -------
        Total nonperforming assets                 $ 6,559          $ 7,227          $ 6,358
                                                   =======          =======          =======
RATIOS:
Non-accrual loans to total loans                      0.50%            0.62%            0.64%
Nonperforming assets to total assets                  0.57             0.63             0.69
Loan loss allowance to non-accrual loans            212.51           172.96           178.52
Loan loss allowance to total loans                    1.07             1.07             1.14

Nonperforming assets decreased by $668,000 from $7.2 million at December 31, 2003 to $6.6 million at March 31, 2004, a decrease of 9.2%. Payments received on past due loans lead to the decline. We believe that any losses on current non-accrual loans balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.

The following table presents changes in the allowance for loan losses (dollars in thousands):

                                                       Three Months Ended
                                                March 31, 2004     March 31, 2003
                                                --------------     --------------
Balance at beginning of period                       $9,135               $7,663
  Provision for loan losses                             450                  302
  Charge-offs:
    Commercial and multifamily residential               95                   28
    Commercial business loans                            88                    7
    Consumer and installment loans                       79                   25
                                                     ------               ------
      Total charge-offs                                 262                   60
                                                     ------               ------

  Recoveries:
    Commercial and multifamily residential                2                    0
    Commercial business loans                            38                   15
    Consumer and installment loans                       49                   19
                                                     ------               ------
      Total recoveries                                   89                   34
                                                     ------               ------

Net charge-offs                                         173                   27
                                                     ------               ------

Balance at March 31,                                 $9,412               $7,939
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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the first quarter 2004 is consistent with prior periods.

POTENTIAL PROBLEM LOANS

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a watch list is presented to each subsidiary bank's Board of Directors (except one, which is presented upon request of the Board of Directors) showing all loans listed as "Management Attention (or equivalent designation at the various subsidiary banks)", "Substandard", "Doubtful", and "Loss." An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention (or equivalent designation at the various subsidiary banks). As of March 31, 2004 the loans classified as Substandard, Doubtful, or Management Attention, totaled $54.3 million compared to $51.7 million as of December 31, 2003, and increase of $2.6 million or 5.0%.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NET INTEREST INCOME

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2004 was $10.0 million, an increase of 12.7% from the $8.9 million reported for the same period in 2003. The increase is due partly from revenue resulting from the acquisition of Reedsburg as well as the increase in loan and investment volume made possible by an increase in deposits. Our net interest margin on a fully taxable-equivalent basis was 3.84% and 4.29% for the first quarters of 2004 and 2003, respectively. The continued low interest rate environment, the incremental effect of the acquisitions as well as the increased amortization of purchase accounting premiums associated with our acquisitions resulted in lower margins. The reduction in market interest rates and increased premium amortization during the quarter caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to decrease from 6.21% for the three months ended March 31, 2003 to 5.58% for the three month period ended March 31, 2004.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

                   AVERAGE BALANCES, INTEREST RATES AND YIELDS

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                 ---------------------------------------------------------------------------------
                                                                   2004                                       2003
                                                 --------------------------------------      -------------------------------------
                                                   AVERAGE                      AVERAGE        AVERAGE                     AVERAGE
                                                   BALANCE      INTEREST          RATE         BALANCE      INTEREST        RATE
                                                 ----------    ----------       -------      ----------    ----------      -------
ASSETS
Loans, net (1)(2)                                $  860,888    $   12,770        5.97%       $  668,667    $   10,949       6.64%
Loans exempt from federal income taxes (3)            3,951            74        7.53%            3,617            74       8.30%
Taxable investment securities (4)                    46,250           468        4.07%           37,636           589       6.35%
Mortgage-related securities (4)                      79,965           646        3.25%           73,494           670       3.70%
Investment securities exempt from federal
    income taxes (3)(4)                              43,907           577        5.29%           34,043           535       6.37%
Other securities                                     17,172            54        1.26%           25,619            88       1.39%
                                                 ----------    ----------                    ----------    ----------
Interest earning assets                           1,052,133        14,589        5.58%          843,086        12,905       6.21%
                                                               ----------                                  ----------
Non interest earning assets                          92,455                                      58,947
                                                 ----------                                  ----------
Average assets                                   $1,144,588                                  $  902,033
                                                 ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW deposits                                     $   85,639           105        0.49%       $   57,818           107       0.75%
Money market deposits                               262,717           731        1.12%          200,733           819       1.65%
Savings deposits                                    115,954           235        0.82%           84,599           143       0.69%
Time deposits                                       333,274         2,029        2.45%          286,096         2,002       2.84%
Short-term borrowings                                36,890           151        1.65%           27,273           148       2.20%
Long-term borrowings                                 78,233           734        3.77%           70,219           656       3.79%
Subordinated debentures                              35,000           557        6.40%           10,000           119       4.83%
                                                 ----------    ----------                    ----------    ----------
Interest bearing liabilities                        947,707         4,542        1.93%          736,738         3,994       2.20%
                                                 ----------    ----------                    ----------    ----------
Demand deposits and other non interest
    bearing liabilities                             115,795                                      95,864
Stockholders' equity                                 81,086                                      69,431
                                                 ----------                                  ----------
Average liabilities and stockholders'
    equity                                       $1,144,588                                  $  902,033
                                                 ==========                                  ==========

Net interest spread (5)                                        $   10,047        3.65%                     $    8,911       4.01%
Net interest earning assets                      $  104,426                                  $  106,348
Net interest margin on a fully tax                                               3.84%                                      4.29%
    equivalent basis (6)
Net interest margin (6)                                                          3.76%                                      4.19%
Ratio of average interest-earning assets
    to average interest-bearing                                                  1.11                                       1.14
    liabilities

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

The following table sets forth the effects of changing interest rates and volumes of interest earning assets and interest bearing liabilities on our net interest income. Information is provided with respect to (i) effect on net interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate. (dollars in thousands):

              VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

                                              THREE MONTHS ENDED MARCH 31, 2004
                                                 COMPARED TO MARCH 31, 2003
                                             -----------------------------------
                                              CHANGE        CHANGE
                                              DUE TO        DUE TO        TOTAL
                                              VOLUME         RATE         CHANGE
                                             -------       -------       -------
Interest-Earning Assets:
   Loans, net (1)                            $ 3,300       $(1,479)      $ 1,821
   Loans exempt from federal income
     taxes (2)                                    14           (14)           --
   Taxable investment securities                  15          (136)         (121)
   Mortgage-related securities                    54           (78)          (24)
   Investment securities exempt from
     federal income taxes (2)                    188          (146)           42
   Other securities                              (29)           (5)          (34)
                                             -------       -------       -------
     Total interest-earning assets           $ 3,542       $(1,858)      $ 1,684
                                             =======       =======       =======
Interest-Bearing Liabilities:
   NOW deposits                              $    94      ($    96)     ($     2)
   Money market deposits                       1,825        (1,913)          (88)
   Savings deposits                               58            34            92
   Time deposits                                 476          (449)           27
   Short-term borrowings                          83           (80)            3
   Long-term borrowings                           76             2            78
   Subordinated debentures                       312           126           438
                                             -------       -------       -------
     Total interest-bearing                  $ 2,924       $(2,376)      $   548
                                             =======       =======       =======
     liabilities                                                         $ 1,136
                                                                         =======

------------------------
(1) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

(2) Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

PROVISION FOR LOAN LOSSES

For the three months ended March 31, 2004, the provision for loan losses was $450,000 compared to $302,000 for the same period in 2003 due to the growth in the overall loan portfolio especially in higher risk categories of commercial and commercial real estate loans and management's assessment of general economic conditions. Net loan charge-offs for the three-month period ending March 31, 2004 were $173,000 compared to $27,000 for the three-month period ending March 31, 2003. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2004 was $2.7 million compared to $2.2 million for the three months ended March 31, 2003, an increase of $473,000 or 21.3%. The increase was due to the inclusion of Reedsburg's results, increased service charges collected on deposit accounts and gains on the sales of investment securities. Additionally, non-interest income increased during the first quarter of 2004 compared to 2003 from growth in tax, brokerage and insurance commissions due to growth in sales and the acquisitions of KCW and IFS that occurred in the second quarter of 2003. The composition of non-interest income is shown in the following table (dollars in thousands).

                                          For the Three Months Ended March 31,
                                                 2004           2003
                                                ------        ------
Service charges on deposit accounts             $  725        $  572
Service charges on loans                           427           559
Securities gains, net                              177            73
Gain on sale of loans, net                         144           413
Net gain on sale of premises                         0             6
Other                                            1,222           599
                                                ------        ------
    Total non-interest income                   $2,695        $2,222
                                                ======        ======

Service charges on deposit accounts for the three months ended March 31, 2004 was $725,000 compared to $572,000 for the three months ended March 31, 2003, an increase of $153,000, or 26.7%. The increase in 2004 is the result of growth in deposit accounts, both internal and through acquisition and fee structure modifications company wide.

Service charges on loans for the three months ended March 31, 2004 was $427,000 compared to $559,000 for the three months ended March 31, 2003, a decrease of $132,000, or 23.6%. The decrease is due directly to the reduction in mortgage and commercial loans refinanced in 2004 when compared to 2003.

We recorded a net gain of $177,000 on the sale of $7.3 million of securities in the first quarter of 2004 compared to a gain of $73,000 on the sale of $4.4 million of securities during the same period in 2003. The proceeds from the sale of the investments were used to fund loan demand or reduce debt.

Gains on the sale of loans were $144,000 for the three months ended March 31, 2004 compared to $413,000 for the three months ended March 31, 2003. All-time low market interest rates led to higher secondary market sales volume of 15 and 30 year residential mortgage loans in the first quarter of 2003 compared to 2004.

Other income for the three-month period ending March 31, 2004 included commissions on tax, investment and insurance products generated from the acquisitions of IFS in April 2003 and KCW in May 2003.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2004 was $10.1 million compared to $7.6 million for the three months ended March 31, 2003, an increase of $2.5 million, or 32.7%. The increase in non-interest expense is due in part to expenses related to the inclusion of the Reedsburg Bank's non-interest expenses in our 2004 first quarter operating results. Additionally, non-interest expense increased during the first quarter of 2004 compared to 2003 from expenses associated with the activities of KCW and IFS. The major components of non-interest expense are shown in the following table (dollars in thousands).

                                          For the Three Months Ended March 31,
                                                2004                2003
                                              -------              ------
Salaries and employee benefits                $ 5,860              $4,265
Premises and equipment                          1,476               1,218
Data processing fees                              361                 310
Marketing and business development                334                 358
Federal deposit insurance premiums                 41                  33
Other                                           2,010               1,415
                                              -------              ------
    Total noninterest expense                 $10,082              $7,599
                                              =======              ======

Salaries and employee benefits for the three months ended March 31, 2004 was $5.9 million compared to $4.3 million for the three months ended March 31, 2003, an increase of $1.6 million, or 37.4%. The increase was primarily due to acquisitions. Also impacting salaries and employee benefits in the 2004 first quarter were additional staff hires particularly in the business development and acquisition support staff areas, higher benefit costs, changes in personnel and normal pay raises.

Premises and equipment expense for the three months ended March 31, 2004 was $1.5 million compared to $1.2 million for the three months ended March 31, 2003, an increase of $258,000, or 21.2%. Higher utility costs, building lease payments, depreciation, maintenance of our facilities and acquisitions contributed to the increase.

Data processing fees for the three months ended March 31, 2004 was $361,000 compared to $310,000 for the three months ended March 31, 2003, an increase of $51,000, or 16.5%. The increase was due to the increased reliance on outside consultants for information technology issues as well as equipment and software upgrades.

Other expenses for the three months ended March 31, 2004 was $2.0 million compared to $1.4 million for the three months ended March 31, 2003, an increase of $595,000, or 42.0%. The increase in first quarter of 2004 other expenses are the result of training our employees sales techniques, maintaining our internet banking program, consulting fees and legal fees. Additionally, the increase in other expense is due in part to expenses related to the inclusion of the Reedsburg Bank's other expenses in our 2004 first quarter operating results as well as expenses associated with the activities of KCW and IFS.

INCOME TAXES

Income taxes for the three-month period ended March 31, 2004 was $582,000 compared to $1.0 million for the three months ended March 31, 2003, a decrease of $447,000, or 43.4%. The effective tax rate for the three months ended March 31, 2004 was 29.2% compared to 34.0% for the same period in 2003. The reduced tax rate is due to the decrease in fully taxed income at CBG Mortgage and the inclusion of Reedsburg's operation in our 2004 results.

NET INCOME

On an after tax basis, for the three month period ended March 31, 2004, we reported net income of $1.4 million or $0.42 per diluted share, compared to $2.0 million or $0.63 for the same period in 2003.

LIQUIDITY

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $1.6 million and $637,000 for the three months ended March 31, 2004 and 2003, respectively, a increase of $913,000. Net cash used in investing activities increased by $256,000, to $26.7 million used in for the three months ended March 31, 2004 from $26.5 million used in the same period in 2003. Net cash provided by financing activities was $12.7 million for the three months ended March 31, 2004 compared to $16.6 million provided by financing activities during the three-month period in 2003. The $3.9 million decrease in net cash provided by financing activities was primarily due to a $4.9 million decrease in short-term borrowings compared to a $16.2 million increase in 2003.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of March 31, 2004. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

                                                         AMOUNTS MATURING OR REPRICING AS OF MARCH 31, 2004
                                                WITHIN     SIX TO TWELVE  ONE TO FIVE      OVER
                                              SIX MONTHS      MONTHS         YEARS      FIVE YEARS        TOTAL
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
Fixed-rate mortgage loans                     $   51,767    $   90,310    $  278,934    $   16,437     $  437,448
Adjustable-rate mortgage loans                   130,996        16,875        11,044            16        158,931
                                              ----------    ----------    ----------   -----------     ----------
      Total mortgage loans                       182,763       107,185       289,978        16,453        596,379
Commercial business loans                        114,821        31,055        66,029         3,485        215,390
Consumer and other loans                          18,167         4,955        25,710         1,533         50,365
Home equity loans                                 15,345            73            21            99         15,538
Tax-exempt loans                                     181           384         1,157         1,899          3,621
Mortgage-related securities                       12,399        24,360        41,541         9,127         87,427
Fixed rate investment securities and other         7,929         4,315        19,523        39,286         71,053
Variable rate investment securities and
other                                             28,757             0            25             0         28,782
                                              ----------    ----------    ----------   -----------     ----------
      Total interest-earning assets           $  380,362    $  172,327    $  443,984    $   71,882     $1,068,555
                                              ==========    ==========    ==========   ===========     ==========

Interest-bearing liabilities:
Deposits
  Time deposits                               $  138,459    $  109,416    $   81,556    $    5,390     $  334,821
  NOW accounts                                     5,185         5,185        51,845        24,195         86,410
  Savings accounts                                 7,365         8,458        73,649        34,370        123,842
  Money market accounts                           31,069        14,741       147,408        68,790        262,008
  Short-term borrowings                           29,097             0             0             0         29,097
  Long-term borrowings                            10,606        13,214        55,838         4,651         84,309
  Subordinated debentures                         18,042             0             0        18,042         36,084
                                              ----------    ----------    ----------   -----------     ----------
      Total interest-bearing liabilities      $  239,823    $  151,014    $  410,296    $  155,438     $  956,571
                                              ==========    ==========    ==========   ===========     ==========
Interest-earning assets less
    interest-bearing liabilities              $  140,539    $   21,313    $   33,688   ($   83,556)    $  111,984
                                              ==========    ==========    ==========   ===========     ==========
Cumulative interest rate sensitivity gap      $  140,539    $  161,852    $  195,540    $  111,984
                                              ==========    ==========    ==========   ===========
Cumulative interest rate sensitivity gap as
a percentage of total assets                       12.11%        13.95%        16.85%         9.65%
                                              ==========    ==========    ==========   ===========

At March 31, 2004, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 12.11% for six months and a positive 13.95% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
(1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; (10) changes in accounting principles, policies or guidelines; (11) the result of the Corporation's discussions with WDR; (12) the acquisition of Random Lake Bancorp Limited is subject to a number of conditions, and no assurance can be given that the acquisition will be completed or, if completed, that the terms of the acquisition will be as presently contemplated; and (13) expected cost savings and synergies from our recently completed acquisition of Reedsburg Bancorporation, Inc., might not be realized within the expected time frame.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation has not experienced any material changes to its market risk position since December 31, 2003, from that disclosed in the Corporation's 2003 Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation's Chairman of the Board and Principal Executive Officer and the Corporation's Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chairman of the Board and Principal Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Corporation (and its consolidated subsidiaries) required to be included in the periodic reports the Corporation is required to file and submit to the SEC under the Exchange Act. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Corporation has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Corporation's Chairman of the Board and Principal Executive Officer and the Corporation's Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Corporation's internal control over financial reporting during the Corporation's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item  1. Legal Proceedings

         As of March 31, 2004 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - NONE

Item 3.  Defaults upon Senior Securities - NONE

Item 4.  Submission of Matters to Vote of Security Holders - NONE

Item 5.  Other Information - NONE

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits - The following exhibits are filed as part of this report:

        EXHIBIT 10.1        Employment Agreement, dated as of January 1,
                            2004, between the Corporation and Donald L. Rowland.

        EXHIBIT 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

        EXHIBIT 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

        EXHIBIT 32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

        EXHIBIT 32.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

------------------------
* These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

      Reports on Form 8-K:

      (b) NONE

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MERCHANTS AND MANUFACTURERS
                                                         BANCORPORATION, INC.
                                                    ----------------------------
                                                           (Registrant)

Date May 10, 2004                      /s/ Michael J. Murry
                                       ---------------------------------------
                                       Michael J. Murry
                                       Chairman of the Board of Directors
                                         and Principal Executive Officer

Date May 10, 2004                      /s/ James C. Mroczkowski
                                       ---------------------------------------
                                       James C. Mroczkowski
                                       Executive Vice President & Chief
                                         Financial Officer
                                       Principal Financial Officer

                                10-Q EXHIBIT LIST

 EXHIBIT NO.                               DESCRIPTION
EXHIBIT 10.1          Employment Agreement, dated as of January 1, 2004, between the Corporation and Donald L. Rowland.

EXHIBIT 31.1          Certification pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002 by the Principal Executive
                      Officer

EXHIBIT 31.2          Certification pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*         Certification pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002 by the Principal Executive
                      Officer

EXHIBIT 32.2*         Certification pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

------------------------
* These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.