Form 10-Q
period 2004-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2004-08-09
CIK 753682

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ___________________

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

Yes    X       No

As of August 1, 2004, 3,335,930 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

FORM 10-Q

Part I. Financial Information

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	June 30,	December 31,	June 30,
	2004	2003	2003

	(Amounts In Thousands, Except
	Share and Per Share Amounts)
ASSETS
Cash and due from banks	$25,040	$29,376	$28,298
Interest bearing deposits in banks	1,578	2,647	5,577
Federal funds sold	1,181	15,632	6,380

Cash and cash equivalents	27,799	47,655	40,255
Available-for-sale securities	157,434	156,597	125,537
Loans, less allowance for loan losses of $9,716 at
June 30, 2004, $9,136 at December 31, 2003
and $8,009 at June 30, 2003	894,686	847,938	708,013
Accrued interest receivable	4,639	4,421	4,090
FHLB stock	16,928	16,245	15,245
Premises and equipment	22,063	20,591	15,288
Goodwill and intangible assets	29,975	30,502	11,876
Other assets	22,358	21,658	16,874

Total assets	$1,175,882	$1,145,607	$937,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$115,187	$109,755	$103,556
Interest bearing	803,622	802,193	639,471

Total deposits	918,809	911,948	743,027
Short-term borrowings	34,065	34,007	21,000
Long-term borrowings	96,728	72,346	68,500
Subordinated debentures	36,084	36,084	20,620
Accrued interest payable	1,575	1,417	1,274
Other liabilities	8,647	9,831	10,173

Total liabilities	1,095,908	1,065,633	864,594
Stockholders' equity
Preferred stock, $1.00 par value; 250,000 shares authorized,
shares issued and shares outstanding – none	--	--	--
Common stock $1.00 par value; 25,000,000 shares authorized
at June 30, 2004, 6,000,000 shares authorized at December 31,
2003 and June 30, 2003; Shares issued: 3,436,036 at
June 30, 2004 and December 31, 2003, 2,977,231 at
June 30, 2003; shares outstanding: 3,335,930 at June 30, 2004
3,326,089 at December 31, 2003 and 2,875,555 at June 30, 2003	3,436	3,436	2,977
Additional paid-in capital	43,615	43,691	26,302
Retained earnings	36,685	35,007	44,444
Accumulated other comprehensive income (loss)	(1,211)	663	1,741
Treasury stock, at cost (100,106 shares at June 30, 2004,
109,947 shares at December 31, 2003 and 101,676 shares
at June 30, 2003)	(2,551)	(2,823)	(2,880)

Total stockholders' equity	79,974	79,974	72,584

Total liabilities and stockholders' equity	$1,175,882	$1,145,607	$937,178

See Notes to Unaudited Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

	(In Thousands, except per share data)
Interest income:
Interest and fees on loans	$12,937	$11,032	$25,756	$22,030
Interest and dividends on securities:
Taxable	436	495	904	1,084
Tax-exempt	390	325	771	678
Interest on mortgage-backed securities	769	395	1,415	1,065
Interest on interest bearing deposits in banks and federal funds sold	44	31	98	119

Total interest income	14,576	12,278	28,944	24,976

Interest expense:
Interest on deposits	3,016	2,910	6,116	5,981
Interest on short-term borrowings	145	173	296	321
Interest on long-term borrowings	787	634	1,521	1,290
Interest on subordinated debentures	555	188	1,112	307

Total interest expense	4,503	3,905	9,045	7,899

Net interest income	10,073	8,373	19,899	17,077
Provision for loan losses	451	340	901	642

Net interest income after provision for
loan losses	9,622	8,033	18,998	16,435

Non-interest income:
Service charges on deposit accounts	784	663	1,509	1,235
Service charges on loans	354	790	781	1,349
Securities gains, (losses), net	6	(72)	183	1
Gain on sale of loans, net	150	763	294	1,176
Net gain (loss) on sale of premises	158	(4)	158	2
Other	1,202	971	2,424	1,570

Total noninterest income	2,654	3,111	5,349	5,333

Noninterest expenses:
Salaries and employee benefits	5,767	4,626	11,627	8,891
Premises and equipment	1,352	1,247	2,828	2,465
Data processing fees	400	279	761	589
Marketing and business development	574	410	908	768
Federal deposit insurance premiums	41	33	82	66
Other	2,007	1,410	4,017	2,825

Total noninterest expense	10,141	8,005	20,223	15,604

Income before income taxes	2,135	3,139	4,124	6,164
Income taxes	663	1,088	1,245	2,117

Net income	$1,472	$2,051	$2,879	$4,047

Basic earnings per share	$0.44	$0.65	$0.86	$1.28

Diluted earnings per share	$0.44	$0.65	$0.86	$1.27

Dividends per share	$0.18	$0.17	$0.36	$0.35

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2004	2003

	(In Thousands)
Cash Flows From Operating Activities
Net income	$2,879	$4,047
Adjustments to reconcile net income to cash Provided by operating activities:
Provision for loan losses	901	642
Depreciation	929	796
Amortization and accretion of premiums and discounts, net	492	391
Securities gains, net	(183)	(1)
Gain on sale of loans, net	(294)	(1,176)
Decrease (increase) in accrued interest receivable	(218)	158
Increase (decrease) in accrued interest payable	158	(129)
Other	196	(1,437)

Net cash provided by operations before loan originations and sales	4,860	3,291
Loans originated for sale	(40,942)	(112,543)
Proceeds from sales of loans	39,547	109,359

Net cash provided by operating activities	3,465	107

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(63,838)	(31,165)
Proceeds from sales of available-for-sale securities	10,032	7,353
Proceeds from redemptions and maturities of available-for-sale securities	49,786	28,635
Net increase in loans	(46,514)	(46,722)
Purchase of premises and equipment	(2,401)	(678)
Purchase of Federal Home Loan Bank stock	(683)	(605)

Net cash used in investing activities	(53,618)	(43,182)

Cash Flows From Financing Activities
Net increase in deposits	6,861	13,571
Net increase in short-term borrowings	58	2,912
Dividends paid	(1,200)	(1,092)
Proceeds from long-term borrowings	42,941	11,000
Repayment of long-term borrowings	(18,559)	(14,823)
Issuance of subordinated debentures	--	10,000
Proceeds from sale of treasury stock	196	7

Net cash provided by financing activities	30,297	21,575

Decrease in cash and cash equivalents	(19,856)	(21,500)
Cash and cash equivalents at beginning of period	47,655	61,755

Cash and cash equivalents at end of period	$27,799	$40,255

Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$8,887	$8,028
Income taxes paid	2,149	2,501
Loans transferred to other real estate owned	554	202

Supplemental Schedules of Noncash Investing Activities,
change in accumulated other comprehensive income, unrealized
gains on available-for-sale securities, net	$(1,874)	$293

See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2004

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2003.

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

NOTE B -- Earnings Per Share

Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic:	2004	2003	2004	2003

	(In Thousands, except per share data)
Net income	$ 1,472	$ 2,051	$ 2,879	$ 4,047
Weighted average shares outstanding	3,336	3,163	3,334	3,162
Basic earnings per share	$ 0.44	$ 0.65	$ 0.86	$ 1.28

Diluted:

	(In Thousands, except per share data)
Net income	$ 1,472	$ 2,051	$ 2,879	$ 4,047
Weighted average shares outstanding	3,336	3,163	3,334	3,162
Effect of dilutive stock options outstanding	23	13	30	11

Diluted weighted average shares outstanding	3,359	3,176	3,364	3,173
Diluted earnings per share	$ 0.44	$ 0.65	$ 0.86	$ 1.27

NOTE C -- Comprehensive Income

The following table presents our comprehensive income.

Three Months Ended		Six Months Ended
June 30,		June 30,
2004	2003	2004	2003

	(In Thousands)
Net income	$1,472	$2,051	$2,879	$4,047
Other comprehensive income
Change in unrealized securities gains (losses)	(2,930)	497	(3,084)	419
Reclassification adjustment for gains (losses) included in net income	6	(72)	183	1
Income tax effect	1,025	(160)	1,027	(127)

Total comprehensive income (loss)	($427)	$2,316	$1,005	$4,340

NOTE D -- Loans Receivable

In 2004, the Corporation performed an evaluation of the purpose and collateral of each loan. This evaluation resulted in a reallocation of loan dollars between primarily commercial real estate and commercial loans. The following table shows the composition of our loan portfolio on the dates indicated. (dollars in thousands):

	June 30, 2004	December 31, 2003	June 30, 2003

First Mortgage:
Conventional single-family residential	$114,011	$113,479	$94,503
Commercial and multifamily residential	387,459	283,433	212,279
Construction	58,722	47,894	44,947
Farmland	49,120	43,676	25,101

	609,312	488,482	376,830

Commercial business loans	225,680	294,645	278,636
Consumer and installment loans	46,737	51,886	44,419
Home equity loans	17,656	14,664	12,506
Other	5,017	7,397	3,631

	295,090	368,592	339,192

Total loans	904,402	857,074	716,022

Less allowance for loan losses	9,716	9,136	8,009

Loans, net	$894,686	$847,938	$708,013

NOTE E -- Stock-Based Compensation Plan

At June 30, 2004 we had a stock-based key officer and employee compensation plan. We account for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

	(Amounts In Thousands, Except Per Share Data)
Net income, as reported	$1,472	$2,051	$2,879	$4,047
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	334	0

Pro forma net income	$1,472	$2,051	$2,545	$4,047

Earnings per share:
Basic:
As reported	$0.44	$0.65	$0.86	$1.28
Pro forma	$0.44	$0.65	$0.76	$1.28
Diluted:
As reported	$0.44	$0.65	$0.86	$1.27
Pro forma	$0.44	$0.65	$0.76	$1.27

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at June 30, 2004: dividend yield of 1.60%; expected price volatility of 19.74%; blended risk-free interest rates of 3.76%; and expected life of 10 years.

NOTE F -- Recent Acquisition

On November 1, 2003, we acquired Reedsburg Bancorporation, Inc. (“Reedsburg”) and its wholly-owned subsidiary, the Reedsburg Bank. The purchase price for Reedsburg was $36.0 million including $17.8 million in cash, $12.8 million in promissory notes and 146,800 shares of common stock valued at $5.4 million based on the average price over the contractual pricing period. At the date of the acquisition Reedsburg had assets of $141.8 million, loans of $97.2 million and deposits of $120.6 million. The quarter-to-quarter and year-to-year comparisons are impacted by our completion of the acquisition of Reedsburg. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Reedsburg were recorded at their respective fair values on November 1, 2003 and account balances acquired are included in our financial results.

NOTE G -- Pending Acquisition

On April 24, 2003, we announced the signing of a definitive merger agreement to acquire Random Lake Bancorp Limited (“Random Lake”). This original merger agreement provided for the renegotiation of the merger consideration if the daily average of the bid and asked prices for our common stock over the 20 trading days preceding the fifth day prior to the effective time of the merger was less than $25.00 or greater than $35.00. Such prices did exceed $35.00 per share, and the Corporation and Random Lake later renegotiated the merger consideration and other terms of the original agreement, resulting in the execution of an amended and restated agreement on June 11, 2004. The amended and restated merger agreement changed the merger consideration from 90 shares of our common stock and $300 in cash for each share of Random Lake common stock to 78.34 shares or our common stock and $304.66 in cash for each share of Random Lake common stock. Random Lake serves as a one-bank holding company for Wisconsin State Bank. As of June 30, 2004, Random Lake has total assets of $94.8 million with four locations in Wisconsin. The proposed acquisition is subject to a number of closing conditions and there can be no assurance that the proposed acquisition will be completed or, if completed, that the terms of the proposed acquisition will be as presently contemplated.

NOTE H -- Recent Accounting Pronouncements

FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003): FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE's were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after March 15, 2004.

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

The trust preferred securities issued by the Trusts are currently included in the Tier 1 capital of the Corporation for regulatory capital purposes. However, because the financial statements of the Trusts will no longer be included in the Corporation’s consolidated financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

On May 6, 2004, the Board of Governors of the Federal Reserve System (the “Board”) issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards. The Board is proposing to limit the aggregate amount of a bank holding company’s cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company’s core capital elements, net of goodwill. Current regulations do not require the deduction of goodwill. The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of tier 1 capital. The proposal provides a three-year transition period for bank holding companies to meet these quantitative limitations. At this time, it is not possible to predict the impact that this proposal would have on the Company.

The Accounting Standards Executive Committee has issued Statement of Position (SOP) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Corporation this Statement is effective for calendar year 2005, and early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

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

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at June 30, 2004, December 31, 2003 and June 30, 2003, are as follows:

	June 30, 2004	December 31, 2003	June 30, 2003

	(Amounts In Thousands)
Commitments to originate mortgage loans	$45,513	$29,248	$26,144

Unused lines of credit:
Commercial business	105,559	108,163	88,700
Home equity	15,570	13,957	12,983
Credit cards	16,861	17,146	11,086

Standby letters of credit	11,025	10,275	11,814

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. Credit card commitments are unsecured. At June 30, 2004 no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation had net income of $1.5 million, or $0.44 per diluted share, for the three months ended June 30, 2004 compared to $2.1 million, or $0.65 per diluted share, for the three months ended June 30, 2003, representing a 28.2% decrease in net income and a 32.3% decrease in diluted earnings per share and net income of $2.9 million, or $0.86 per diluted share, for the six months ended June 30, 2004 compared to $4.0 million, or $1.27 per diluted share, for the six months ended June 30, 2003, representing a 28.9% decrease in net income and a 32.3% decrease in diluted earnings per share. The decrease in net income for the current quarter and year-to-date compared to the prior year periods is attributed to a lower net interest margin, a decrease in loan fee revenue due primarily to the industry wide slow down in residential loan refinances, significant costs incurred complying with the Sarbanes Oxley Act of 2002 and expenses associated with our company-wide “vision unlimited” project.

The quarter-to-quarter and year-to-year comparisons are impacted by the Corporation's completion of the Reedsburg acquisition on November 1, 2003. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Reedsburg were recorded at their respective fair values on November 1, 2003. The Corporation acquired approximately $141.8 million in assets, $97.2 million in loans, $120.6 million in deposits and recognized goodwill and intangible assets of approximately $19.1 million related to the transaction. The quarter-to-quarter and year-to-year comparisons are also impacted by the Corporation's May 1, 2003 acquisitions of Keith C. Winters & Associates, LTD. ("KCW"), a tax preparation and tax consulting firm with offices located in Franklin, Brookfield and Milwaukee, Wisconsin, and Integrated Financial Services ("IFS"), an insurance agency. The KCW and IFS acquisitions were accounted for using the purchase method of accounting.

2004 is going to be a year of transition for the Corporation. Through a company-wide project called "Vision Unlimited", the Corporation is in the process of standardizing policies and procedures across the organization and centralizing many operational functions. In addition, the Corporation is converting all of the Banks to a single data processing platform. The Corporation expects these changes will allow it to better manage risk, operate more efficiently and serve customers better. Each of the Banks will continue to keep its name, charter, board of directors and management teams but will transition its human resources from the Bank's operational activities to customer related activities. Bank employees will have the tools and resources they need to effectively focus on customer service, customer retention and customer prospecting. While the Corporation expects these changes to enhance shareholder value in the long run, a transition of this magnitude will involve short-term costs which the Corporation expects will range between $850,000 and $1.0 million before tax in 2004. Through June 30, 2004 we have expended approximately $475,000 relating to this project.

The Corporation is also facing two other significant challenges in 2004. Like all public companies, the Corporation is working towards compliance with the Sarbanes-Oxley Act of 2002. While the Corporation is utilizing an outside third party at a significant cost, compliance with Sarbanes-Oxley is largely being accomplished internally through the Vision Unlimited project. The Corporation expects its Sarbanes-Oxley compliance costs will range from $300,000 to $400,000 in 2004. Through June 30, 2004 we have expended approximately $75,000 relating to this project. In addition, like hundreds of other Wisconsin banking organizations, the Corporation is in discussion with the Wisconsin Department of Revenue ("WDR") regarding the tax treatment of its Nevada investment subsidiaries. Nevada does not have an income tax and historically the earnings of these Nevada investment subsidiaries have not been subject to taxation in Wisconsin. The Corporation believes that it has complied with private letter rulings the WDR previously issued in connection with the formation and operation of its Nevada investment subsidiaries. However, the effect and intent of these rulings is in question and the WDR may take the position that some or all of the income of the Corporation's Nevada investment subsidiaries is allocable to their Wisconsin corporate parents and taxable in Wisconsin. The WDR may also take the position that such a reallocation should apply to prior open tax years. The result of these discussions with the WDR could materially increase the Corporation's future income tax expense and could also result in a significant current year tax charge.

Financial Condition

Total Assets

Total assets increased $30.3 million, or 2.6%, to $1.2 billion at June 30, 2004 compared to $1.1 billion at December 31, 2003. The growth in loans caused the majority of the increase.

Investment Securities

Available-for-sale investment securities increased $837,000, or 0.5%, from $156.6 million at December 31, 2003, to $157.4 million at June 30, 2004. The purchases of investment securities offset the sales, redemptions and maturities of securities during the period.

Loans Receivable

Loans receivable, net of allowance for loan losses, increased $46.7 million from $847.9 million at December 31, 2003 compared to $894.7 million at June 30, 2004. The growth in loans can be attributed to the growth in commercial real estate loans that were partially offset by the decrease in commercial business loans and consumer and installment loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At June 30, 2004 we designated $1.8 million of loans as held for sale.

Total Deposits and Borrowings

Total deposits increased $6.9 million, or 0.7%, from $911.9 million on December 31, 2003 to $918.8 million on June 30, 2004. The increase in deposits can be attributed to the growth in retail money market accounts and commercial checking accounts currently offered by our subsidiary banks. Short-term borrowings totaled $34.0 million at June 30, 2004, unchanged from December 31, 2003. Short-term borrowings consist of federal funds borrowed from correspondent banks and repurchase agreements. Long-term debt increased by $24.4 million, or 33.7%, from $72.3 million on December 31, 2003 to $96.7 million on June 30, 2004. Long-term debt consists of Federal Home Loan Bank advances and acquisition notes associated with the Reedsburg transaction.

Subordinated Debentures totaled $36.1 million at June 30, 2004, unchanged from December 31, 2003. We had obligations represented by subordinated debentures at June 30, 2004 totaling $35.0 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at June 30, 2004. In accordance with FIN 46, we began deconsolidating the wholly-owned trusts that issued the trust preferred securities in 2004. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other subordinated debentures.

Capital Resources

Stockholders' equity totaled $80.0 million at June 30, 2004, unchanged from December 31, 2003. The component changes in stockholders' equity consists of net income of $2.9 million, a $1.9 million net decrease in accumulated other comprehensive income, $272,000 decrease in treasury stock less payments of dividends to shareholders of $1.2 million. We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets. Our tier 1 capital (common stockholders’ equity less goodwill) to risk-weighted assets was 8.17% at June 30, 2004, above the 4.0% minimum required. Total capital to risk-adjusted assets was 10.01%; also above the 8.0% minimum requirement. The leverage ratio was at 6.86% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.

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

Nonperforming assets are summarized, for the dates indicated, as follows (dollars in thousands):

	June 30, 2004	December 31, 2003	June 30, 2003

Non-accrual loans:
Conventional single-family residential	$642	$456	$742
Commercial and multifamily residential	2,302	2,344	1,747
Commercial business loans	588	1,484	1,755
Consumer and installment loans	1,167	998	656

Total non-accrual loans	4,699	5,282	4,900

Other real estate owned	1,907	1,945	2,085

Total nonperforming assets	$6,606	$7,227	$6,985

Ratios:
Non-accrual loans to total loans	0.52%	0.62%	0.68%
Nonperforming assets to total assets	0.56	0.63	0.75
Loan loss allowance to non-accrual loans	206.77	172.96	163.45
Loan loss allowance to total loans	1.07	1.07	1.12

Nonperforming assets decreased by $621,000 from $7.2 million at December 31, 2003 to $6.6 million at June 30, 2004, a decrease of 8.6%. Payments received on past due loans led to the decline. We believe that any losses on current non-accrual loans balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.

The following table presents changes in the allowance for loan losses (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Balance at beginning of period	$9,462	$7,939	$9,136	$7,663
Provision for loan losses	451	340	901	642
Charge-offs:
Commercial and multifamily residential	37	1	95	29
Commercial business loans	109	28	197	35
Consumer and installment loans	129	289	183	314

Total charge-offs	275	318	475	378

Recoveries:
Commercial and multifamily residential	2	28	2	28
Commercial business loans	31	5	69	20
Consumer and installment loans	45	15	83	34

Total recoveries	78	48	154	82

Net charge-offs	197	270	321	296

Balance at June 30,	$9,716	$8,009	$9,716	$8,009

We believe the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition or results of operations is a reasonable likelihood.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the first six months of 2004 is consistent with prior periods.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a watch list is presented to each subsidiary bank’s Board of Directors (except one, which is presented upon request of the Board of Directors) showing all loans listed as “Management Attention (or equivalent designation at the various subsidiary banks)”, “Substandard”, “Doubtful”, and “Loss.” An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention (or equivalent designation at the various subsidiary banks). As of June 30, 2004 the loans classified as Substandard, Doubtful, or Management Attention, totaled $63.2 million compared to $51.7 million as of December 31, 2003, and increase of $11.5 million or 22.2%.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Banks’ primary regulators, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We have established an adequate allowance for probable loan losses. We analyze the process regularly, with modifications made if needed, and report those results four times per year to each subsidiary bank’s Board of Directors. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Comparison of Three and Six Months Ended June 30, 2004 and 2003

Net Interest Income

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2004 was $10.1 million, an increase of 17.9% from the $8.6 million reported for the same period in 2003, and for six months ended June 30, 2004 was $20.0 million, an increase of 14.2% from the $17.5 million reported for the same period in 2003. The increase is due partly from revenue resulting from the acquisition of Reedsburg as well as the increase in loan and investment volume funded by an increase in deposits and long-term borrowings. Our net interest margin on a fully taxable-equivalent basis was 3.78% and 3.98% for the second quarters of 2004 and 2003, respectively. The continued low interest rate environment, the incremental effect of the acquisitions as well as the increased amortization of purchase accounting premiums associated with our acquisitions resulted in lower margins. The reduction in market interest rates and increased premium amortization during the second quarter caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to decrease from 5.79% for the three months ended June 30, 2003 to 5.46% for the three month period ended June 30, 2004, and from 6.00% for the six months ended June 30, 2003, to 5.48% for the six month period ended June 30, 2004.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Three Months Ended June 30,

	2004			2003

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets
Loans, net (1)(2)	$886,342	$12,883	5.85%	$701,357	$10,986	6.28%
Loans exempt from federal income taxes (3)	4,418	82	7.46%	3,433	70	8.14%
Taxable investment securities (4)	40,475	436	4.33%	38,397	495	5.17%
Mortgage-related securities (4)	92,360	769	3.35%	69,032	395	2.30%
Investment securities exempt from federal income taxes (3)(4)	42,760	390	3.67%	34,419	492	5.74%
Other securities	9,087	44	1.95%	16,945	31	0.73%

Interest earning assets	1,075,442	14,604	5.46%	863,583	12,469	5.79%

Non interest earning assets	94,594			63,012

Average assets	$1,170,036			$926,595

Liabilities and Stockholders' Equity
NOW deposits	$87,049	101	0.47%	$61,714	114	0.74%
Money market deposits	255,746	671	1.06%	215,502	849	1.58%
Savings deposits	124,592	261	0.84%	85,498	147	0.69%
Time deposits	336,471	1,983	2.37%	273,154	1,800	2.64%
Short-term borrowings	35,039	145	1.66%	32,707	173	2.12%
Long-term borrowings	88,850	787	3.56%	68,519	634	3.71%
Subordinated debentures	36,084	555	6.19%	13,548	188	5.57%

Interest bearing liabilities	963,831	4,503	1.88%	750,642	3,905	2.09%

Demand deposits and other non interest bearing liabilities	124,853			104,683
Stockholders' equity	81,352			71,270

Average liabilities and stockholders' equity	$1,170,036			$926,595

Net interest spread (5)		$10,101	3.58%		$8,564	3.70%
Net interest earning assets	$111,611			$112,941
Net interest margin on a fully tax equivalent basis (6)			3.78%			3.98%
Net interest margin (6)			3.77%			3.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.12			1.15
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

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Six Months Ended June 30,

	2004			2003

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets
Loans, net (1)(2)	$873,615	$25,653	5.91%	$685,018	$21,935	6.46%
Loans exempt from federal income taxes (3)	4,184	156	7.50%	3,525	144	8.24%
Taxable investment securities (4)	43,361	904	4.19%	37,522	1,084	5.83%
Mortgage-related securities (4)	86,162	1,415	3.30%	71,263	1,065	3.01%
Investment securities exempt from federal income taxes (3)(4)	43,333	771	3.58%	34,231	1,027	6.05%
Other securities	13,130	98	1.50%	21,282	119	1.13%

Interest earning assets	1,063,785	28,997	5.48%	852,841	25,374	6.00%

Non interest earning assets	93,919			61,473

Average assets	$1,157,704			$914,314

Liabilities and Stockholders' Equity
NOW deposits	$86,344	206	0.48%	$59,767	221	0.75%
Money market deposits	259,231	1,403	1.09%	208,116	1,668	1.62%
Savings deposits	120,190	495	0.83%	85,047	292	0.69%
Time deposits	334,958	4,012	2.41%	279,625	3,800	2.74%
Short-term borrowings	35,964	296	1.66%	29,990	321	2.16%
Long-term borrowings	83,541	1,521	3.66%	69,369	1,290	3.75%
Subordinated debentures	36,084	1,112	6.20%	11,774	307	5.26%

Interest bearing liabilities	956,312	9,045	1.90%	743,688	7,899	2.14%

Demand deposits and other non interest bearing liabilities	120,173			100,276
Stockholders' equity	81,219			70,350

Average liabilities and stockholders' equity	$1,157,704			$914,314

Net interest spread (5)		$19,952	3.58%		$17,475	3.86%
Net interest earning assets	$ 107,473			$ 109,153
Net interest margin on a fully tax equivalent basis (6)			3.77%			4.13%
Net interest margin (6)			3.76%			4.04%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.11			1.15
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

VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended June 30, 2004 Compared to June 30, 2003			Six Months Ended June 30, 2004 Compared to June 30, 2003

	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change

Interest-Earning Assets:
Loans, net (1)	$2,576	$(679)	$1,897	$5,393	$(1,675)	$3,718
Loans exempt from federal income taxes (2)	17	(5)	12	23	(11)	12
Taxable investment securities	30	(89)	(59)	225	(405)	(180)
Mortgage-related securities	159	215	374	240	110	350
Investment securities exempt from federal income taxes (2)	210	(312)	(102)	477	(733)	(256)
Other securities	(5)	18	13	(155)	134	(21)

Total interest-earning assets	$2,987	$(852)	$2,135	$6,203	$(2,580)	$3,623

Interest-Bearing Liabilities:
NOW deposits	$(132)	$119	$(13)	$(76)	$61	$(15)
Money market deposits	229	(407)	(178)	804	(1,069)	(265)
Savings deposits	77	37	114	138	65	203
Time deposits	330	(147)	183	546	(334)	212
Short-term borrowings	14	(42)	(28)	147	(172)	(25)
Long-term borrowings	177	(24)	153	261	(30)	231
Subordinated debentures	344	23	367	741	64	805

Total interest-bearing liabilities	$1,039	$(441)	$598	$2,561	$(1,415)	$1,146

Net change in net interest income			$1,537			$2,477

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

Provision for Loan Losses

For the three months ended June 30, 2004, the provision for loan losses was $451,000 compared to $340,000 for the same period in 2003. For the six months ended June 30, 2004, the provision for loan losses was $901,000 compared to $642,000 for the same period in 2003. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income

Non-interest income for the three months ended June 30, 2004, was $2.7 million compared to $3.1 million for the three months ended June 30, 2003, a decrease of $457,000, or 14.7%. Non-interest income for the six months ended June 30, 2004 was $5.3 million, unchanged from the $5.3 million for the six months ended June 30, 2003. The composition of non-interest income is shown in the following table (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Service charges on deposit accounts	$784	$663	$1,509	$1,235
Service charges on loans	354	790	781	1,349
Securities gains, net	6	(72)	183	1
Gain on sale of loans, net	150	763	294	1,176
Net gain on sale of premises	158	(4)	158	2
Other	1,202	971	2,424	1,570

Total non-interest income	$2,654	$3,111	$5,349	$5,333

Service charges on deposit accounts for the three months ended June 30, 2004 was $784,000 compared to $663,000 for the three months ended June 30, 2003, an increase of $121,000, or 18.3%. Service charges on deposit accounts for the six months ended June 30, 2004 was $1.5 million compared to $1.2 million for the six months ended June 30, 2003, an increase of $274,000, or 22.2%. The increase in 2004 is the result of growth in deposit accounts, both internal and through acquisition, and fee structure modifications company wide.

Service charges on loans for the three months ended June 30, 2004 was $354,000 compared to $790,000 for the three months ended June 30, 2003, a decrease of $436,000, or 55.2%. Service charges on loans for the six months ended June 30, 2004 was $781,000 compared to $1.3 million for the six months ended June 30, 2003, a decrease of $568,000, or 42.1%. The decrease is due directly to the reduction in mortgage and commercial loans refinanced in 2004 when compared to 2003.

We recorded a net gain of $6,000 on the sale of $2.8 million of securities in the second quarter of 2004 compared to a loss of $72,000 on the sale of $3.0 million of securities during the same period in 2003. We recorded a net gain of $183,000 on the sale of $10.0 million of securities in the first six months of 2004 compared to a gain of $1,000 on the sale of $7.3 million of securities during the same period in 2003. The proceeds from the sale of the investments were used to fund loan demand or reduce debt.

Gains on the sale of loans were $150,000 for the three months ended June 30, 2004 compared to $763,000 for the three months ended June 30, 2003. Gains on the sale of loans were $294,000 for the six months ended June 30, 2004 compared to $1.2 million for the six months ended June 30, 2003. All-time low market interest rates led to higher secondary market sales volume of 15 and 30 year residential mortgage loans in 2003 compared to 2004.

Other fee income for the three and six-month period ending June 30, 2004 included commissions on tax, investment and insurance products generated from the acquisitions of IFS in April 2003 and KCW in May 2003.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2004 was $10.1 million compared to $8.0 million for the three months ended June 30, 2003, an increase of $2.1 million, or 26.7%. Non-interest expense for the six months ended June 30, 2004 was $20.2 million compared to $15.6 million for the six months ended June 30, 2003, an increase of $4.6 million, or 29.6%. The increase in 2004 expenses are in part the result of implementing our “Vision Unlimited” program. Vision Unlimited is the company-wide project of standardizing policies and procedures across the organization and as well as centralizing many operational functions. The increase in non-interest expense is also due in part to expenses related to the inclusion of the Reedsburg Bank’s non-interest expenses in our 2004 operating results. Additionally, non-interest expense increased during the first quarter of 2004 compared to 2003 from expenses associated with the activities of KCW and IFS. The major components of non-interest expense are shown in the following table (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Salaries and employee benefits	$5,767	$4,626	$11,627	$8,891
Premises and equipment	1,352	1,247	2,828	2,465
Data processing fees	400	279	761	589
Marketing and business development	574	410	908	768
Federal deposit insurance premiums	41	33	82	66
Other	2,007	1,410	4,017	2,825

Total noninterest expense	$10,141	$8,005	$20,223	$15,604

Salaries and employee benefits for the three months ended June 30, 2004 was $5.8 million compared to $4.6 million for the three months ended June 30, 2003, an increase of $1.1 million, or 24.7%. Salaries and employee benefits for the six months ended June 30, 2004 was $11.6 million compared to $8.9 million for the six months ended June 30, 2003, an increase of $2.7 million, or 30.8%. The increase in salaries and benefits is due in part to including Reedsburg Bank’s and KCW’s expenses in our 2004 operating results. Also impacting salaries and employee benefits in the 2004 were additional staff hires particularly in the holding company management area and acquisition support staff areas, higher benefit costs, changes in personnel and normal pay raises.

Premises and equipment expense for the three months ended June 30, 2004 was $1.4 million compared to $1.2 million for the three months ended June 30, 2003, an increase of $105,000, or 8.4%. Premises and equipment expense for the six months ended June 30, 2004 was $2.8 million compared to $2.5 million for the six months ended June 30, 2003, an increase of $363,000, or 14.7%. Higher utility costs, building lease payments, depreciation, maintenance of our facilities and acquisitions contributed to the increase.

Data processing fees for the three months ended June 30, 2004 was $400,000 compared to $279,000 for the three months ended June 30, 2003, an increase of $121,000, or 43.4%. Data processing fees for the six months ended June 30, 2004 was $761,000 compared to $589,000 for the six months ended June 30, 2003, an increase of $172,000, or 29.2%. The increase was due to the increased reliance on outside consultants for information technology issues as well as equipment and software upgrades and system conversions.

Marketing and business development expense for the three months ended June 30, 2004 was $574,000 compared to $410,000 for the three months ended June 30, 2003, an increase of $164,000, or 40.0%. Marketing and business development expense for the six months ended June 30, 2004 was $908,000 compared to $768,000 for the six months ended June 30, 2003, an increase of $140,000, or 18.2%. The increase was due to introduction of a corporate branding campaign, increased donations and contributions and the inclusion of Reedsburg’s marketing and development expenses.

Other expenses for the three months ended June 30, 2004 was $2.0 million compared to $1.4 million for the three months ended June 30, 2003, an increase of $597,000, or 42.3%. Other expenses for the six months ended June 30, 2004 was $4.0 million compared to $2.8 million for the six months ended June 30, 2003, an increase of $1.2 million, or 42.2%. The increase in 2004 other expenses are in part the result of implementing our “Vision Unlimited” program. Vision Unlimited is the company-wide project of standardizing policies and procedures across the organization and as well as centralizing many operational functions. Additionally, the increase in other expense is due in part to expenses related to the inclusion of the Reedsburg Bank’s other expenses in our 2004 operating results as well as expenses associated with the activities of KCW and IFS.

Income Taxes

Income taxes for the three-month period ended June 30, 2004 was $663,000 compared to $1.1 million for the three months ended June 30, 2003, a decrease of $425,000, or 39.1%. Income taxes for the six-month period ended June 30, 2004 was $1.2 million compared to $2.1 million for the six months ended June 30, 2003, a decrease of $872,000, or 41.2%. The effective tax rate for the three months ended June 30, 2004 was 31.1% compared to 34.7% for the same period in 2003. The effective tax rate for the six months ended June 30, 2004 was 30.2% compared to 34.3% for the same period in 2003. The reduced tax rate is due to the decrease in fully taxed income at CBG Mortgage and the inclusion of Reedsburg’s operation in our 2004 results.

Net Income

On an after tax basis, for the three month period ended June 30, 2004, we reported net income of $1.5 million compared to $2.1 million for the same period in 2003, a decrease of 28.2%. While for the six month period ended June 30, 2004, we reported net income of $2.9 million compared to $4.0 million for the same period in 2003, a decrease of $1.2 million, or 28.9%.

Liquidity

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $3.5 million for the six months ended June 30, 2004, compared to $107,000 provided by operating activities in 2003, an increase of $3.4 million. Net cash used in investing activities increased by $10.4 million, to $53.6 million for the six months ended June 30, 2004, from $43.2 million used in the same period in 2003. Net cash provided by financing activities was $30.3 million for the six months ended June 30, 2004 compared to $21.6 million provided by financing activities during the six month period in 2003 The $8.7 million increase in net cash provided by financing activities was primarily due to a $24.4 million net increase in long term borrowings in the 2004 six-month period.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of June 30, 2004. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of June 30, 2004

	Within	Six to Twelve	One to Five	Over
	Six Months	Months	Years	Five Years	Total

		(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$54,361	$87,448	$286,732	$18,332	$446,873
Adjustable-rate mortgage loans	133,683	16,288	12,452	16	162,439

Total mortgage loans	188,044	103,736	299,184	18,348	609,312
Commercial business loans	122,156	33,313	66,486	3,725	225,680
Consumer loans	11,848	4,908	28,280	1,701	46,737
Home equity loans	17,463	73	21	99	17,656
Other loans	1,776	217	1,551	1,473	5,017
Mortgage-related securities	16,499	25,869	47,305	5,418	95,091
Fixed rate investment securities and other	6,646	2,474	17,575	35,649	62,344
Variable rate investment securities and other	21,515	0	25	0	21,540

Total interest-earning assets	$385,947	$170,590	$460,427	$66,413	$1,083,377

Interest-bearing liabilities:
Deposits
Time deposits	$140,820	$105,695	$83,110	$5,670	$335,295
NOW accounts	5,024	5,024	50,245	23,447	83,740
Savings accounts	8,003	7,578	75,780	35,364	126,725
Money market accounts	30,979	14,482	144,819	67,582	257,862
Short-term borrowings	34,065	0	0	0	34,065
Long-term borrowings	7,382	13,612	71,083	4,651	96,728
Subordinated debentures	18,042	0	0	18,042	36,084

Total interest-bearing liabilities	$244,315	$146,391	$425,037	$154,756	$970,499

Interest-earning assets less interest-bearing liabilities	$141,632	$24,199	$35,390	$(88,343)	$112,878

Cumulative interest rate sensitivity gap	$141,632	$165,831	$201,221	$112,878

Cumulative interest rate sensitivity gap as a
percentage of total assets	12.04%	14.10%	17.11%	9.60%

At June 30, 2004, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 12.04% for six months and a positive 14.10% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write–offs; (2) changes in management’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; (10) changes in accounting principles, policies or guidelines; (11) the result of the Corporation's discussions with WDR; and (12) the acquisition of Random Lake Bancorp Limited is subject to a number of conditions, and no assurance can be given that the acquisition will be completed or, if completed, that the terms of the acquisition will be as presently contemplated.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Corporation has not experienced any material changes to its market risk position since December 31, 2003, from that disclosed in the Corporation’s 2003 Form 10-K Annual Report.

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

As of June 30, 2004 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – NONE

Item 3.	Defaults upon Senior Securities – NONE

Item 4	Submission of Matters to Vote of Security Holders

ANNUAL MEETING OF SHAREHOLDERS. On May 24, 2004, at the Annual Meeting of the shareholders of the Corporation, the Corporation’s shareholders reelected Michael Murry, Conrad Kaminski, Nicholas Logarakis, Keith Winters, and Duane Cherek as directors for three-year terms expiring on the date of the annual shareholders meeting to be held in 2007.

SHAREHOLDER VOTE WITH RESPECT TO MATTERS ACTED UPON AT THE ANNUAL MEETING

ELECTION OF DIRECTORS. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. Michael Murry, Conrad Kaminski, Nicholas Logarakis, Keith Winters, and Duane Cherek were standing for reelection. The vote with respect to the reelection of each was as follows:

MICHAEL MURRY
3,335,356   Total votes were eligible to be cast
2,662,179   Votes were represented in person or by proxy at the Annual Meeting
2,620,739   Votes were cast “FOR” the reelection of Mr. Murry
     41,440   Votes were cast “AGAINST” the reelection of Mr. Murry

CONRAD KAMINSKI
3,335,356   Total votes were eligible to be cast
2,662,179   Votes were represented in person or by proxy at the Annual Meeting
2,622,250   Votes were cast “FOR” the reelection of Mr. Kaminski
     39,929   Votes were cast “AGAINST” the reelection of Mr. Kaminski

NICHOLAS LOGARAKIS
3,335,356   Total votes were eligible to be cast
2,662,179   Votes were represented in person or by proxy at the Annual Meeting
2,617,711   Votes were cast “FOR” the reelection of Mr. Logarakis
     44,468   Votes were cast “AGAINST” the reelection of Mr. Logarakis

KEITH WINTERS
3,335,356   Total votes were eligible to be cast
2,662,179   Votes were represented in person or by proxy at the Annual Meeting
2,587,720   Votes were cast “FOR” the reelection of Mr. Winters
     74,459   Votes were cast “AGAINST” the reelection of Mr. Winters

DUANE CHEREK
3,335,356   Total votes were eligible to be cast
2,662,179   Votes were represented in person or by proxy at the Annual Meeting
2,650,251   Votes were cast “FOR” the reelection of Mr. Cherek
     11,928   Votes were cast “AGAINST” the reelection of Mr. Cherek

ADOPTION TO AMEND THE ARTICLES OF INCORPORATION FOR THE PURPOSE OF INCREASING THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK TO TWENTY-FIVE MILLION (25,000,000) SHARES. Under Wisconsin law, the resolution would be approved if, at the Annual Meeting, a majority of the outstanding shares eligible to be cast were cast "FOR" the proposal. The vote on the resolution to amend the Corporation’s Articles of Incorporation for the purpose of increasing the number of authorized shares of common stock to 25,000,000 shares are as follows:

3,335,356   Total votes were eligible to be cast

2,662,179   Votes were represented in person or by proxy at the Annual Meeting

  2,542,991        Votes were cast “FOR” the adoption of the resolution to amend the Corporation’s Articles of Incorporation for the purpose of increasing the number of authorized shares of common stock to 25,000,000 shares

103,430   Votes were cast “AGAINST” the adoption of the resolution to amend the Corporation’s Articles of Incorporation for the purpose of increasing the number of authorized shares of common stock to 25,000,000 shares

   15,758   Votes abstained or were broker non-votes

Item 5.	Other Information – NONE

Item 6.	Exhibits and Reports on Form 8-K

            (a)    Exhibits – The following exhibits are filed as part of this report:

            EXHIBIT 31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

            EXHIBIT 31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

            EXHIBIT 32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

        EXHIBIT 32.2*  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
         ____________

*These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Reports on Form 8-K:

(b)  The Corporation furnished a report Form 8-K on May 3, 2004 pursuant to Items 9 and 12 regarding its press release of its March 31, 2004 earnings report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

(Registrant)

Date: August 9, 2004.	By:	/s/ Michael J. Murry

Michael J. Murry
Chairman of the Board of Directors
and Principal Executive Officer

Date: August 9, 2004.	By:	/s/ James C. Mroczkowski

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

______________

*     These certifications are not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

