Form 10-Q
period 2004-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2004-11-09
CIK 753682

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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
incorporation or organization)

19105 West Capitol Drive, Suite 200
Brookfield, Wisconsin 53045

(Address of principal executive office)

(262) 790-2120

Registrant’s telephone number, including area code:

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

Yes [X] No [  ].

As of November 1, 2004, 3,670,145 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

FORM 10-Q

INDEX

Page Number
Part I. Financial Information
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition as of September 30, 2004, December 31, 2003, and September 30, 2003	3
Unaudited Consolidated Statements of Income for the Three Months and Nine Months ended September 30, 2004 and 2003	4
Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2003	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosure About Market Risk	27
Item 4. Controls and Procedures	28
Part II. Other Information
Items 1-6	29
Signatures	30
Employment Agreement with Jeffrey A. Mueller
Consulting Agreement with Harold J. Mueller
302 Certification of Principal Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Principal Executive Officer
906 Certification of Chief Financial Officer

Part I. Financial Information

Merchants and Manufacturers Bancorporation, Inc.

Unaudited Consolidated Statements of Financial Condition

	September 30,	December 31,	September 30,
	2004	2003	2003
	(Amounts In Thousands, Except
	Share and Per Share Amounts)
ASSETS
Cash and due from banks	$31,400	$29,376	$22,947
Interest bearing deposits in banks	1,364	2,647	4,449
Federal funds sold	4,288	15,632	8,222

Cash and cash equivalents	37,052	47,655	35,618
Available-for-sale securities	176,225	156,597	122,214
Loans, less allowance for loan losses of $10,725 at September 30, 2004, $9,136 at December 31, 2003 and $7,927 at September 30, 2003	996,774	847,938	727,548
Accrued interest receivable	5,706	4,421	4,408
FHLB stock	19,443	16,245	15,488
Premises and equipment	30,099	20,591	15,535
Goodwill and intangible assets	35,881	30,502	11,778
Other assets	22,280	21,658	17,413

Total assets	$1,323,460	$1,145,607	$950,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$127,292	$109,755	$95,055
Interest bearing	871,329	802,193	665,064

Total deposits	998,621	911,948	760,119
Short-term borrowings	56,554	34,007	21,021
Long-term borrowings	112,467	72,346	63,064
Subordinated debentures	46,394	36,084	20,620
Accrued interest payable	1,847	1,417	1,140
Other liabilities	14,077	9,831	10,900

Total liabilities	1,229,960	1,065,633	876,864
Stockholders’ equity
Preferred stock, $1.00 par value; 250,000 shares authorized, Shares issued and shares outstanding – none	—	—	—
Common stock $1.00 par value; 25,000,000 shares authorized at September 30, 2004, 6,000,000 shares authorized at December 31, 2003 and September 30, 2003; Shares issued: 3,770,250 at September 30, 2004 , 3,436,036 at December 31, 2003, 3,274,954 at September 30, 2003; shares outstanding: 3,670,145 at September 30, 2004, 3,326,089 at December 31, 2003 and 3,163,193 at September 30, 2003	3,770	3,436	2,977
Additional paid-in capital	53,470	43,691	26,302
Retained earnings	37,959	35,007	46,000
Accumulated other comprehensive income	852	663	736
Treasury stock, at cost (100,106 shares at September 30, 2004, 109,947 shares at December 31, 2003 and 111,761 shares at September 30, 2003)	(2,551)	(2,823)	(2,877)

Total stockholders’ equity	93,500	79,974	73,138

Total liabilities and stockholders’ equity	$1,323,460	$1,145,607	$950,002

See Notes to Unaudited Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc.

Unaudited Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands, except per share data)
Interest income:
Interest and fees on loans	$14,079	$11,228	$39,835	$33,258
Interest and dividends on securities:
Taxable	311	465	1,215	1,549
Tax-exempt	545	334	1,316	1,012
Interest on mortgage-backed securities	867	406	2,282	1,471
Interest on interest bearing deposits in banks and federal funds sold	75	30	173	149

Total interest income	15,877	12,463	44,821	37,439
Interest expense:
Interest on deposits	3,176	2,747	9,292	8,728
Interest on short-term borrowings	244	83	540	404
Interest on long-term borrowings	1,001	615	2,522	1,905
Interest on subordinated debentures	582	325	1,694	632

Total interest expense	5,003	3,770	14,048	11,669
Net interest income	10,874	8,693	30,773	25,770
Provision for loan losses	431	372	1,332	1,014

Net interest income after provision for Loan losses	10,443	8,321	29,441	24,756
Non-interest income:
Service charges on deposit accounts	1,003	661	2,512	1,896
Service charges on loans	742	771	1,523	2,120
Securities gains, net	7	0	190	1
Gain on sale of loans, net	70	568	364	1,744
Net gain on sale of fixed assets	0	0	158	2
Other	1,387	1,043	3,811	2,613

Total noninterest income	3,209	3,043	8,558	8,376
Noninterest expenses:
Salaries and employee benefits	6,013	4,728	17,640	13,619
Premises and equipment	1,663	1,260	4,491	3,725
Data processing fees	533	268	1,294	857
Marketing and business development	684	383	1,592	1,151
Federal deposit insurance premiums	36	31	118	97
Other	2,113	1,508	6,130	4,333

Total noninterest expense	11,042	8,178	31,265	23,782
Income before income taxes	2,610	3,186	6,734	9,350
Income taxes	676	1,083	1,921	3,200

Net income	$1,934	$2,103	$4,813	$6,150

Basic earnings per share	$0.55	$0.66	$1.42	$1.95

Diluted earnings per share	$0.55	$0.66	$1.41	$1.94

Dividends per share	$0.18	$0.17	$0.54	$0.52

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Cash Flows From Operating Activities
Net income	$4,813	$6,150
Adjustments to reconcile net income to cash
Provided by operating activities:
Provision for loan losses	1,332	1,014
Depreciation	1,375	1,209
Amortization and accretion of premiums and discounts, net	790	634
Securities gains, net	(190)	(1)
Gain on sale of loans, net	(364)	(1,744)
Increase in accrued interest receivable	(857)	(160)
Increase (decrease) in accrued interest payable	158	(263)
Other	12,204	(260)

Net cash provided by operations before loan originations and sales	19,261	6,579
Loans originated for sale	(49,157)	(161,182)
Proceeds from sales of loans	47,252	163,231

Net cash provided by operating activities	17,356	8,628
Cash Flows From Investing Activities
Purchase of available-for-sale securities	(84,976)	(43,621)
Proceeds from sales of available-for-sale securities	10,032	7,353
Proceeds from redemptions and maturities of available-for-sale securities	66,361	42,385
Net increase in loans	(76,866)	(71,405)
Purchase of premises and equipment	(8,999)	(1,338)
Purchase of Federal Home Loan Bank stock	(3,198)	(848)
Cash received in acquisition	4,837	0

Net cash used in investing activities	(97,646)	(67,474)
Cash Flows From Financing Activities
Net increase in deposits	7,134	30,663
Net increase in short-term borrowings	20,737	2,933
Dividends paid	(1,861)	(1,639)
Proceeds from long-term borrowings	54,941	15,000
Repayment of long-term borrowings	(21,770)	(24,258)
Issuance of subordinated debentures	10,310	10,000
Purchase of Treasury Stock	0	(1)
Proceeds from sale of treasury stock	196	11

Net cash provided by financing activities	69,687	32,709
Decrease in cash and cash equivalents	(10,603)	(26,137)
Cash and cash equivalents at beginning of period	47,655	61,755

Cash and cash equivalents at end of period	$37,052	$35,618

Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$13,618	$11,933
Income taxes paid	3,353	3,503
Loans transferred to other real estate owned	554	313
Supplemental Schedules of Noncash Investing Activities, change in accumulated other comprehensive income, unrealized gains on available-for-sale securities, net	$189	($712)

See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

NOTE A — Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank Financial, The Reedsburg Bank, Fortress Bank of Westby, Fortress Bank of Cresco, Fortress Bank, Minnesota., Wisconsin State Bank (collectively, the Banks), Merchants Merger Corp., CFG Financial Services, Inc., Merchants New Merger Corp., CFG Mortgage, Inc. and Lincoln Neighborhood Redevelopment Corporation. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. and Community Bank Financial also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. The Reedsburg Bank also includes the accounts of its wholly owned subsidiary, Reedsburg Investments, Inc. Fortress Bank of Westby also includes the accounts of its wholly owned subsidiary, Westby Investment Company, Inc. Wisconsin State Bank also includes the accounts of its wholly owned subsidiary Random Lake Investments, Inc. CFG Financial Services, Inc. also includes the accounts of its wholly owned subsidiaries Community Financial Services, Inc. and Keith C. Winters & Associates. LTD (KCW). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2003.

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

NOTE B — Earnings Per Share

Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands, except per share data)
Basic
Net income	$1,934	$2,103	$4,813	$6,150
Weighted average shares outstanding	3,518	3,164	3,395	3,161
Basic earnings per share	$0.55	$0.66	$1.42	$1.95

	(In Thousands, except per share data)
Diluted:
Net income	$1,934	$2,103	$4,813	$6,150
Weighted average shares outstanding	3,518	3,164	3,395	3,161
Effect of dilutive stock options outstanding	13	18	26	15

Diluted weighted average shares outstanding	3,531	3,182	3,421	3,176
Diluted earnings per share	$0.55	$0.66	$1.41	$1.94

NOTE C — Comprehensive Income

The following table presents our comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In Thousands)
Net income	$1,934	$2,103	$4,813	$6,150
Other comprehensive income Change in unrealized securities gains (losses)	3,153	(1,551)	69	(1,132)
Reclassification adjustment for gains included in net income	7	0	190	1
Income tax effect	(1,097)	546	(70)	419

Total comprehensive income	$3,997	$1,098	$5,002	$5,438

NOTE D — Loans Receivable

In 2004, the Corporation performed an evaluation of the purpose and collateral of each loan. This evaluation resulted in a reallocation of loan dollars between primarily commercial real estate and commercial loans. The following table shows the composition of our loan portfolio on the dates indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2004	2003	2003
First Mortgage:
Conventional single-family residential	$140,399	$113,479	$88,895
Commercial and multifamily residential	417,585	283,433	230,534
Construction	68,043	47,894	48,792
Farmland	54,350	43,676	26,371

	680,377	488,482	394,592

Commercial business loans	244,795	294,645	278,484
Consumer and installment loans	48,998	51,886	44,297
Home equity loans	25,066	14,664	14,300
Other	8,263	7,397	3,802

	327,122	368,592	340,883

Total loans	1,007,499	857,074	735,475
Less allowance for loan losses	10,725	9,136	7,927

Loans, net	$996,774	$847,938	$727,548

NOTE E – Stock-Based Compensation Plan

At September 30, 2004 we had a stock-based key officer and employee compensation plan. We account for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts In Thousands, Except Per Share Data)
Net income, as reported	$1,934	$2,103	$4,813	$6,150
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	334	0

Pro forma net income	$1,934	$2,103	$4,479	$6,150

Earnings per share:
Basic:
As reported	$0.55	$0.66	$1.42	$1.95
Pro forma	$0.55	$0.66	$1.32	$1.95
Diluted:
As reported	$0.55	$0.66	$1.41	$1.94
Pro forma	$0.55	$0.66	$1.31	$1.94

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at September 30, 2004: dividend yield of 1.60%; expected price volatility of 19.74%; blended risk-free interest rates of 3.76%; and expected life of 10 years.

NOTE F — Recent Acquisitions

On August 12, 2004, we acquired Random Lake Bancorp, Ltd. (“Random Lake”) and its wholly-owned subsidiary, Wisconsin State Bank (“WSB”). The purchase price for Random Lake was $11.5 million including $1.3 million in cash and 334,200 shares of Merchants common stock valued at $10.2 million based on a $30.50 price. At the date of the acquisition Random Lake had assets of $102.3 million, loans of $72.9 million and deposits of $80.0 million. The quarter-to-quarter and year-to-year comparisons are impacted by our completion of the acquisition of Random Lake. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Random Lake were recorded at their respective fair values on August 12, 2004 and account balances acquired are included in our financial results.

On November 1, 2003, we acquired Reedsburg Bancorporation, Inc. (“Reedsburg”) and its wholly-owned subsidiary, The Reedsburg Bank. The purchase price for Reedsburg was $36.0 million including $17.8 million in cash and 146,800 shares of Merchants common stock valued at $5.4 million based on the average price over the contractual pricing period. At the date of the acquisition Reedsburg had assets of $141.8 million, loans of $97.2 million and deposits of $120.6 million. The quarter-to-quarter and year-to-year comparisons are impacted by our completion of the acquisition of Reedsburg. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Reedsburg were recorded at their respective fair values on November 1, 2003 and account balances acquired are included in our financial results.

NOTE G – Recent Accounting Pronouncements

FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003): FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after March 15, 2004.

The Corporation adopted FIN 46, as revised, in connection with its consolidated financial statements for the quarter ended March 31, 2004. The Corporation has previously formed five statutory trusts (the “Trusts”) to issue an aggregate of $45,000,000 of trust preferred securities. The implementation of FIN 46 required the Corporation to de-consolidate its investment in the Trusts because the Corporation is not the primary beneficiary. There was no impact on stockholders’ equity or net income upon adoption of the standard.

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

At the March 17-18, 2004 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and investments accounted for under the cost method. The guidance set forth in the Statement was originally effective for the Company in the September 30, 2004 consolidated financial statements. However, in September 2004, the effective dates of certain parts of the Statement were delayed. Management is currently assessing the impact of Issue 03-1 on the consolidated financial statements.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, Share-Base Payment – an amendment of Statements No. 123 and 95. This Statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, SFAS Statement No. 95, Statement of Cash Flows, and APB Opinion No. 125, Accounting for Stock Issued to Employees. The objective of the amendment to SFAS No. 123 is to recognize in the financial statements the cost of employee services received in exchange for equity instruments and liabilities incurred as the result of such transactions. The grant-date fair value of stock options would be determined using an option-pricing model, and expense would be recognized over the vesting period. In October 2004, the FASB postponed the effective date of the proposed standard from fiscal years beginning after December 15, 2004 to periods beginning after June 15, 2005. The FASB is expected to issue a final standard by the end of calendar 2004. Management is reviewing the proposed standard to determine the impact on the financial statements.

NOTE H – Commitments and Contingent Liabilities

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

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at September 30, 2004, December 31, 2003 and September 30, 2003, are as follows:

	September 30,	December 31,	September 30,
	2004	2003	2003
	(Amounts In Thousand)
Commitments to originate mortgage loans	$35,506	$29,248	$21,684
Unused lines of credit:
Commercial business	125,204	108,163	86,511
Home equity	19,634	13,957	12,831
Credit cards	18,199	17,146	12,430
Standby letters of credit	12,115	10,275	10,376

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. Credit card commitments are unsecured. At September 30, 2004 no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation had net income of $1.9 million, or $0.55 per diluted share, for the three months ended September 30, 2004 compared to $2.1 million, or $0.66 per diluted share, for the three months ended September 30, 2003, representing a 8.0% decrease in net income and a 16.6% decrease in diluted earnings per share and net income of $4.8 million, or $1.41 per diluted share, for the nine months ended September 30, 2004 compared to $6.2 million, or $1.94 per diluted share, for the nine months ended September 30, 2003, representing a 21.7% decrease in net income and a 27.3% decrease in diluted earnings per share. The decrease in net income for the current quarter and year-to-date compared to the prior year periods is attributed to a lower net interest margin, a decrease in loan fee revenue due primarily to the industry wide slow down in residential loan refinances, significant costs incurred complying with the Sarbanes-Oxley Act of 2002 and expenses associated with our company-wide “Vision Unlimited” project.

The quarter-to-quarter and year-to-year comparisons are impacted by the Corporation’s completion of the Random Lake acquisition on August 12, 2004. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Random Lake were recorded at their respective fair values on August 12, 2004. The Corporation acquired approximately $102.3 million in assets, $72.9 million in loans, $80.0 million in deposits and recognized goodwill and intangible assets of approximately $6.1 million related to the transaction. The quarter-to-quarter and year-to-year comparisons are also impacted by the Corporation’s completion of the Reedsburg acquisition on November 1, 2003. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Reedsburg were recorded at their respective fair values on November 1, 2003. The Corporation acquired approximately $141.8 million in assets, $97.2 million in loans, $120.6 million in deposits and recognized goodwill and intangible assets of approximately $19.1 million related to the transaction. The year-to-year comparisons are also impacted by the Corporation’s May 1, 2003 acquisitions of Keith C. Winters & Associates, LTD. (“KCW”), a tax preparation and tax consulting firm with offices located in Franklin, Brookfield and Milwaukee, Wisconsin, and Integrated Financial Services (“IFS”), an insurance agency. The KCW and IFS acquisitions were accounted for using the purchase method of accounting.

2004 continues to be a year of transition for the Corporation. Through a company-wide project called “Vision Unlimited”, the Corporation is in the process of standardizing policies and procedures across the organization and centralizing many operational functions. In addition, the Corporation is converting all of the Banks to a single data processing platform. As of September 30, 2004 five of the six recently acquired banks have been converted to the new system. The Corporation expects these changes will allow it to better manage risk, operate more efficiently and serve customers better. Each of the Banks will continue to keep its name, charter, board of directors and management teams but will transition its human resources from the Bank’s operational activities to customer related activities. Bank employees will have the tools and resources they need to effectively focus on customer service, customer retention and customer prospecting. While the Corporation expects these changes to enhance shareholder value in the long run, a transition of this magnitude involves short-term costs which the Corporation expects will range between $850,000 and $1.0 million before tax in 2004. Through September 30, 2004 we have expended approximately $475,000 relating to this project.

The Corporation is also facing two other significant challenges in 2004. Like all public companies, we are working towards compliance with the Sarbanes-Oxley Act of 2002. While we are utilizing an outside third party at a significant cost, compliance with Sarbanes-Oxley is largely being accomplished internally through our “Vision Unlimited” project. We originally expected our Sarbanes-Oxley compliance costs would range from $300,000 to $400,000 in 2004. However, based on the review of tasks completed to date, we now expect this expense to amount to range from $400,000 to $500,000. Through September 30, 2004 we have expended approximately $333,000 relating to this project. In addition, like hundreds of other Wisconsin banking organizations, we are in discussion with the Wisconsin Department of Revenue (“WDR”) regarding the tax treatment of our Nevada investment subsidiaries. Nevada does not have an income tax and historically the earnings of these Nevada investment subsidiaries have not been subject to taxation in Wisconsin. We believe that we have complied with private letter rulings the WDR previously issued in connection with the formation and operation of our Nevada investment subsidiaries. However, the effect and intent of these rulings is in question and the WDR may take the position that some or all of the income of our Nevada investment subsidiaries is allocable to their Wisconsin corporate parents and taxable in Wisconsin. The WDR may also take the position that such a reallocation should apply to prior open tax years. The result of these discussions with the WDR could materially increase our future income tax expense and could also result in a significant current year tax charge. As of September 30, 2004 we have not come to an agreement with the WDR and have not accrued for potential future payments to the WDR.

Financial Condition

Total Assets

Total assets increased $177.9 million, or 15.5%, to $1.3 billion at September 30, 2004 compared to $1.1 billion at December 31, 2003. The asset growth can be attributed to both internal growth through loans as well as acquisition growth associated with WSB. At the time of the acquisition, WSB had $102.3 million of assets.

Investment Securities

Available-for-sale investment securities increased $19.6 million, or 12.5%, from $156.6 million at December 31, 2003, to $176.2 million at September 30, 2004. The investment security growth can be attributed to purchases of additional investment securities by the banks as well as acquisition growth associated with WSB. At the time of the acquisition, WSB had $11.5 million of investment securities.

Loans Receivable

Loans receivable, net of allowance for loan losses, increased $148.8 million from $847.9 million at December 31, 2003 compared to $996.8 million at September 30, 2004. The growth in loans can be attributed to the growth in commercial real estate loans that were partially offset by the decrease in commercial business loans and consumer and installment loans as well as acquisition growth associated with the WSB acquisition. At the time of the acquisition, WSB had $72.9 million of loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At September 30, 2004 we designated $2.3 million of loans as held for sale.

Total Deposits and Borrowings

Total deposits increased $86.7 million, or 9.5%, from $911.9 million on December 31, 2003 to $998.6 million on September 30, 2004. The increase in deposits can be attributed to the growth in retail money market accounts and commercial checking accounts currently offered by our subsidiary banks as well as acquisition growth associated with the WSB acquisition. At the time of the acquisition, WSB had $80.0 million of deposits.

Short-term borrowings totaled $56.6 million at September 30, 2004, compared to $34.0 million at December 31, 2003, an increase of 66.3%. Short-term borrowings consist of federal funds borrowed from correspondent banks and repurchase agreements. Long-term debt increased by $40.1 million, or 55.5%, from $72.3 million on December 31, 2003 to $112.5 million on September 30, 2004. Long-term debt consists of Federal Home Loan Bank advances and acquisition notes associated with the Reedsburg transaction.

Subordinated Debentures totaled $46.4 million at September 30, 2004, compared to $36.1 million at December 31, 2003, an increase of 28.6%. We had obligations represented by subordinated debentures at September 30, 2004 totaling $45.0 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at September 30, 2004. In accordance with FIN 46, we began deconsolidating the wholly-owned trusts that issued the trust preferred securities in 2004. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as subordinated debentures.

On September 30, 2004, Merchants and Manufacturers Statutory Trust V, a Connecticut statutory trust wholly owned by the Corporation, issued $10,000,000 of floating rate capital securities to one accredited investor. The Trust used the proceeds from the capital securities to purchase a like amount of floating rate junior subordinated debentures of the Corporation. The capital securities accrue and pay dividends quarterly at a variable rate, reset quarterly, equal to 3-month LIBOR plus 2.05%. The Corporation has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the quarterly dividends and payments on the liquidation or redemption of the capital securities, but only to the extent of funds held by the Trust. The capital securities are mandatorily redeemable upon maturity of the debentures on September 30, 2034 or earlier as provided in the indenture with respect to the debentures. The Corporation has the right to redeem the debentures on or after September 30, 2009.

Capital Resources

Stockholders’ equity totaled $93.5 million at September 30, 2004, compared to $80.0 million in December 31, 2003, an increase of 16.9%. The component changes in stockholders’ equity consist of net income of $4.8 million, a $189,000 net increase in accumulated other comprehensive income, $272,000 decrease in treasury stock less payments of dividends to shareholders of $1.9 million. We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets. Our tier 1 capital (common stockholders’ equity less goodwill) to risk-weighted assets was 8.15% at September 30, 2004, above the 4.0% minimum required. Total capital to risk-adjusted assets was 10.47%; also above the 8.0% minimum requirement. The leverage ratio was at 7.19% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.

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

Nonperforming assets are summarized, for the dates indicated, as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2004	2003	2003
Non-accrual loans:
Conventional single-family residential	$687	$456	$639
Commercial and multifamily residential	2,269	2,344	1,634
Commercial business loans	1,549	1,484	1,002
Consumer and installment loans	865	998	673

Total non-accrual loans	5,370	5,282	3,948
Other real estate owned	1,987	1,945	1,907

Total nonperforming assets	$7,357	$7,227	$5,855

Ratios:
Non-accrual loans to total loans	0.53%	0.62%	0.54%
Nonperforming assets to total assets	0.56	0.63	0.63
Loan loss allowance to non-accrual loans	199.70	172.96	200.79
Loan loss allowance to total loans	1.06	1.07	1.08

Nonperforming assets increased by $130,000 from $7.2 million at December 31, 2003 to $7.4 million at September 30, 2004, an increase of 1.8%. Non-accrual loans acquired during the WSB acquisition led to the increase. We believe that any losses on current non-accrual loans balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.

The following table presents changes in the allowance for loan losses (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Balance at beginning of period	$10,461	$8,009	$9,881	$7,663
Increase due to acquisition	449	0	449	0
Provision for loan losses	431	372	1,332	1,014
Charge-offs:
Commercial and multifamily residential	64	99	159	128
Commercial business loans	36	317	233	352
Consumer and installment loans	633	143	816	457

Total charge-offs	733	559	1,208	937

Recoveries:
Commercial and multifamily residential	1	0	3	28
Commercial business loans	94	62	163	82
Consumer and installment loans	22	43	105	77

Total recoveries	117	105	271	187

Net charge-offs	616	454	937	750

Balance at September 30,	$10,725	$7,927	$10,725	$7,927

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

We maintain our allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. We also use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan is risk rated between one and ten by the originating loan officer or loan committee, with one being the best case and ten being a loss or the worst case. Historical loan loss reserve factors are multiplied against the balances for each loan type to determine an appropriate level for the allowance for loan losses. Loans with risk ratings between six and nine are monitored much closer by the officers. Control of our loan quality is continually monitored by management and is reviewed by the Board of Directors. We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to its methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the first nine months of 2004 is consistent with prior periods.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a watch list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Watch”, “Special Mention”, “Substandard”, “Doubtful”, and “Loss.” A loan classified as Watch is defined as a loan requiring more than normal management visibility, while still protected by the current net worth and paying capacity of the borrower. Watch loans have one or more deficiencies that require monitoring. A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention (or equivalent designation at the various subsidiary banks). As of September 30, 2004, loans classified as Watch, Special Mention, Substandard, Doubtful and Loss loans totaled $76.3 million compared to $51.7 million as of December 31, 2003, an increase of $24.6 million or 47.6%. The increase can not be attributed to a deterioration in the quality of the loan portfolio, but a change in the scope of the potential problem loan evaluation from the prior period.

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

Comparison of Three and Nine Months Ended September 30, 2004 and 2003

Net Interest Income

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2004 was $11.2 million, an increase of 25.8% from the $8.9 million reported for the same period in 2003, and for nine months ended September 30, 2004 was $31.5 million, an increase of 19.6% from the $26.4 million reported for the same period in 2003. The increase is due partly from revenue resulting from the acquisition of Reedsburg and Wisconsin State Bank as well as the increase in loan and investment volume funded by an increase in deposits and long-term borrowings. Our net interest margin on a fully taxable-equivalent basis was 3.86% and 4.02% for the third quarters of 2004 and 2003, respectively. The continued low interest rate environment, the incremental effect of the acquisitions as well as the increased amortization of purchase accounting premiums associated with our acquisitions resulted in lower margins. The reduction in market interest rates and increased premium amortization during the third quarter caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to decrease from 5.73% for the three months ended September 30, 2003 to 5.59% for the three month period ended September 30, 2004, and from 5.91% for the nine months ended September 30, 2003, to 5.57% for the nine month period ended September 30, 2004.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Three Months Ended September 30,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans, net (1)(2)	$954,722	$14,029	5.85%	$721,591	$11,185	6.15%
Loans exempt from federal income taxes (3)	4,094	76	7.36%	3,278	65	7.89%
Taxable investment securities (4)	36,616	311	3.38%	37,693	465	4.89%
Mortgage-related securities (4)	96,793	867	3.56%	64,412	406	2.50%
Investment securities exempt from federal income taxes (3)(4)	48,763	826	6.74%	35,058	506	5.73%
Other securities	11,442	75	2.61%	14,730	30	0.81%

Interest earning assets	1,152,430	16,184	5.59%	876,762	12,657	5.73%

Non interest earning assets	100,582			70,036

Average assets	$1,253,012			$946,78

Liabilities and Stockholders’ Equity
NOW deposits	$86,044	96	0.44%	$61,154	83	0.54%
Money market deposits	262,227	718	1.09%	240,884	850	1.40%
Savings deposits	135,801	293	0.86%	87,129	127	0.58%
Time deposits	355,835	2,069	2.31%	267,917	1,687	2.50%
Short-term borrowings	43,207	244	2.25%	16,221	83	2.03%
Long-term borrowings	107,696	1,001	3.70%	67,489	615	3.62%
Subordinated debentures	36,199	582	6.40%	20,000	325	6.45%

Interest bearing liabilities	1,027,009	5,003	1.94%	760,794	3,770	1.97%

Demand deposits and other non interest bearing liabilities	140,823			113,028
Stockholders’ equity	85,180			72,976

Average liabilities and stockholders’ equity	$1,253,012			$946,798

Net interest spread (5)		$11,181	3.65%		$8,887	3.76%
Net interest earning assets	$125,421			$115,968
Net interest margin on a fully tax equivalent basis (6)			3.86%			4.02%
Net interest margin (6)			3.75%			3.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.12			1.15

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Nine Months Ended September 30,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans, net (1)(2)	$900,651	$39,682	5.89%	$696,826	$33,120	6.35%
Loans exempt from federal income taxes (3)	4,154	232	7.45%	3,443	209	8.12%
Taxable investment securities (4)	41,346	1,215	3.93%	37,577	1,549	5.51%
Mortgage-related securities (4)	89,698	2,282	3.40%	68,979	1,471	2.85%
Investment securities exempt from federal income taxes (3)(4)	45,143	1,994	5.90%	34,506	1,533	5.94%
Other securities	12,342	173	1.87%	19,281	149	1.03%

Interest earning assets	1,093,334	45,578	5.57%	860,612	38,031	5.91%

Non interest earning assets	96,139			65,472

Average assets	$1,189,473			$926,084

Liabilities and Stockholders’ Equity
NOW deposits	$86,244	302	0.47%	$60,229	303	0.67%
Money market deposits	260,230	2,119	1.09%	219,039	2,518	1.54%
Savings deposits	125,394	788	0.84%	85,741	417	0.69%
Time deposits	341,917	6,083	2.38%	275,721	5,490	2.66%
Short-term borrowings	38,378	540	1.88%	25,587	404	2.11%
Long-term borrowings	91,593	2,522	3.68%	68,742	1,905	3.71%
Subordinated debentures	36,122	1,694	6.26%	14,516	632	5.82%

Interest bearing liabilities	979,878	14,048	1.92%	749,575	11,669	2.08%

Demand deposits and other non interest bearing liabilities	127,056			105,281
Stockholders’ equity	82,539			71,228

Average liabilities and stockholders’ equity	$1,189,473			$926,084

Net interest spread (5)		$31,530	3.65%		$26,362	3.83%
Net interest earning assets	$113,456			$111,037
Net interest margin on a fully tax equivalent basis (6)			3.85%			4.10%
Net interest margin (6)			3.76%			4.00%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.12			1.15

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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

VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Compared to September 30, 2003			Compared to September 30, 2003
	Change Due	Change Due		Change Due	Change Due
	to Volume	to Rate	Total Change	to Volume	to Rate	Total Change
Interest-Earning Assets:
Loans, net (1)	$3,357	($513)	$2,844	$8,779	($2,217)	$6,562
Loans exempt from federal income taxes (2)	15	(4)	11	38	(15)	23
Taxable investment securities	(13)	(141)	(154)	179	(513)	(334)
Mortgage-related securities	250	211	461	495	316	811
Investment securities exempt from federal income taxes (2)	221	99	320	472	(11)	461
Other securities	(5)	50	45	(19)	43	24

Total interest-earning assets	$3,825	($298)	$3,527	$9,944	($2,397)	$7,547

Interest-Bearing Liabilities:
NOW deposits	$23	($10)	$13	($3)	$2	($1)
Money market deposits	88	(220)	(132)	720	(1,119)	(399)
Savings deposits	89	77	166	228	143	371
Time deposits	493	(111)	382	1,072	(479)	593
Short-term borrowings	151	10	161	174	(38)	136
Long-term borrowings	372	14	386	631	(14)	617
Subordinated debentures	260	(3)	257	1,010	52	1,062

Total interest-bearing liabilities	$1,476	($243)	$1,233	$3,832	($1,453)	$2,379

Net change in net interest income			$2,294			$5,168

(1)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

Provision for Loan Losses

For the three months ended September 30, 2004, the provision for loan losses was $431,000 compared to $372,000 for the same period in 2003. For the nine months ended September 30, 2004, the provision for loan losses was $1.3 million compared to $1.0 million for the same period in 2003. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income

Non-interest income for the three months ended September 30, 2004, was $3.2 million compared to $3.1 million for the three months ended September 30, 2003, an increase of $166,000, or 5.5%. Non-interest income for the nine months ended September 30, 2004 was $8.6 million, an increase of $182,000, or 2.17% from the $8.4 million for the nine months ended September 30, 2003. The composition of non-interest income is shown in the following table (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service charges on deposit accounts	$1,003	$661	$2,512	$1,896
Service charges on loans	742	771	1,523	2,120
Securities gains, net	7	0	190	1
Gain on sale of loans, net	70	568	364	1,744
Net gain on sale of fixed assets	0	0	158	2
Other	1,387	1,043	3,811	2,613

Total non-interest income	$3,209	$3,043	$8,558	$8,376

Service charges on deposit accounts for the three months ended September 30, 2004 was $1.0 million compared to $661,000 for the three months ended September 30, 2003, an increase of $342,000, or 51.7%. Service charges on deposit accounts for the nine months ended September 30, 2004 was $2.5 million compared to $1.9 million for the nine months ended September 30, 2003, an increase of $616,000, or 32.5%. The increase in 2004 is the result of growth in deposit accounts, both internal and through acquisition, and fee structure modifications company wide.

Service charges on loans for the three months ended September 30, 2004 was $742,000 compared to $771,000 for the three months ended September 30, 2003, a decrease of $29,000, or 3.8%. Service charges on loans for the nine months ended September 30, 2004 was $1.5 million compared to $2.1 million for the nine months ended September 30, 2003, a decrease of $597,000, or 28.2%. The decrease is due directly to the reduction in mortgage and commercial loans refinanced in 2004 when compared to 2003.

We recorded a net gain of $7,000 on the sale of $2.7 million of securities in the third quarter of 2004 compared to no gain or loss on the sale of securities during the same period in 2003. We recorded a net gain of $190,000 on the sale of $12.7 million of securities in the first nine months of 2004 compared to a gain of $1,000 on the sale of $7.3 million of securities during the same period in 2003. The proceeds from the sale of the investments were used to fund loan demand or reduce debt.

Gains on the sale of loans were $70,000 for the three months ended September 30, 2004 compared to $568,000 for the three months ended September 30, 2003. Gains on the sale of loans were $364,000 for the nine months ended September 30, 2004 compared to $1.7 million for the nine months ended September 30, 2003. All-time low market interest rates led to higher secondary market sales volume of 15 and 30 year residential mortgage loans in 2003 compared to 2004.

Other fee income for the three and nine-month period ending September 30, 2004 included commissions on tax, investment and insurance products generated from the acquisitions of IFS in April 2003 and KCW in May 2003.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2004 was $11.0 million compared to $8.2 million for the three months ended September 30, 2003, an increase of $2.9 million, or 35.0%. Non-interest expense for the nine months ended September 30, 2004 was $31.3 million compared to $23.8 million for the nine months ended September 30, 2003, an increase of $7.5 million, or 31.5%. The increase in 2004 expenses are in part the result of implementing our “Vision Unlimited” program and the cost of complying with the Sarbanes-Oxley Act of 2002. Vision Unlimited is the company-wide project of standardizing policies and procedures across the organization and as well as centralizing many operational functions. The increase in non-interest expense is also greatly due in part to expenses related to the inclusion of the Reedsburg and Wisconsin State Bank’s non-interest expenses in our 2004 operating results. Additionally, non-interest expense increased during the first quarter of 2004 compared to 2003 from expenses associated with the activities of KCW and IFS. The major components of non-interest expense are shown in the following table (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Salaries and employee benefits	$6,013	$4,728	$17,640	$13,619
Premises and equipment	1,663	1,260	4,491	3,725
Data processing fees	533	268	1,294	857
Marketing and business development	684	383	1,592	1,151
Federal deposit insurance premiums	36	31	118	97
Other	2,113	1,508	6,130	4,333

Total noninterest expense	$11,042	$8,178	$31,265	$23,782

Salaries and employee benefits for the three months ended September 30, 2004 was $6.0 million compared to $4.7 million for the three months ended September 30, 2003, an increase of $1.3 million, or 27.2%. Salaries and employee benefits for the nine months ended September 30, 2004 was $17.6 million compared to $13.6 million for the nine months ended September 30, 2003, an increase of $4.0 million, or 29.5%. The increase in salaries and benefits is due in part to including Reedsburg’s, Wisconsin State Bank’s and KCW’s expenses in our 2004 operating results. Also impacting salaries and employee benefits in the 2004 were additional staff hires particularly in holding company management, marketing and information technology areas, higher benefit costs, changes in personnel and normal pay raises.

Premises and equipment expense for the three months ended September 30, 2004 was $1.7 million compared to $1.3 million for the three months ended September 30, 2003, an increase of $403,000, or 32.0%. Premises and equipment expense for the nine months ended September 30, 2004 was $4.5 million compared to $3.7 million for the nine months ended September 30, 2003, an increase of $766,000, or 20.6%. Higher utility costs, building lease payments, depreciation, maintenance of our facilities and acquisitions contributed to the increase.

Data processing fees for the three months ended September 30, 2004 was $533,000 compared to $268,000 for the three months ended September 30, 2003, an increase of $265,000, or 99.0%. Data processing fees for the nine months ended September 30, 2004 was $1.3 million compared to $857,000 for the nine months ended September 30, 2003, an increase of $437,000, or 51.0%. The increase was due to system conversions, the increased reliance on outside consultants for information technology issues as well as equipment and software upgrades.

Marketing and business development expense for the three months ended September 30, 2004 was $684,000 compared to $383,000 for the three months ended September 30, 2003, an increase of $301,000, or 78.6%. Marketing and business development expense for the nine months ended September 30, 2004 was $1.6 million compared to $1.2 million for the nine months ended September 30, 2003, an increase of $441,000, or 38.3%. The increase was due to introduction of a corporate branding campaign, increased donations and contributions and the inclusion of our acquired banks’ marketing and development expenses.

Other expenses for the three months ended September 30, 2004 was $2.1 million compared to $1.5 million for the three months ended September 30, 2003, an increase of $605,000, or 40.1%. Other expenses for the nine months ended September 30, 2004 was $6.1 million compared to $4.3 million for the nine months ended September 30, 2003, an increase of $1.8 million, or 41.5%. The increase in 2004 other expenses are in part the result of implementing our “Vision Unlimited” program. Vision Unlimited is the company-wide project of standardizing policies and procedures across the organization and as well as centralizing many operational functions. Through September 30, 2004 we have expended approximately $475,000 relating to this project. Also included in other expenses are costs associated with complying with the Sarbanes-Oxley Act of 2002. Through September 30, 2004 we have expended approximately $333,000 relating to this project. Additionally, the increase in other expense is due in part to expenses related to the inclusion of Reedsburg’s and Wisconsin State Bank’s other expenses in our 2004 operating results as well as expenses associated with the activities of KCW and IFS.

Income Taxes

Income taxes for the three-month period ended September 30, 2004 was $676,000 compared to $1.1 million for the three months ended September 30, 2003, a decrease of $407,000, or 37.6%. Income taxes for the nine month period ended September 30, 2004 was $1.9 million compared to $3.2 million for the nine months ended September 30, 2003, a decrease of $1.3 million, or 40.0%. The effective tax rate for the three months ended September 30, 2004 was 25.9% compared to 34.0% for the same period in 2003. The effective tax rate for the nine months ended September 30, 2004 was 28.5% compared to 34.2% for the same period in 2003. The reduced tax rate is due to the decrease in fully taxed income at CBG Mortgage and the inclusion of Reedsburg’s operation in our 2004 results.

Net Income

On an after tax basis, for the three month period ended September 30, 2004, we reported net income of $1.9 million compared to $2.1 million for the same period in 2003, a decrease of 8.0%. While for the nine month period ended September 30, 2004, we reported net income of $4.8 million compared to $6.2 million for the same period in 2003, a decrease of $1.3 million, or 21.7%.

Liquidity

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $10.4 million for the nine months ended September 30, 2004, compared to $8.6 million provided by operating activities in 2003, an increase of $1.6 million. Net cash used in investing activities increased by $22.6 million, to $90.0 million for the nine months ended September 30, 2004, from $67.6 million used in the same period in 2003. Net cash provided by financing activities was $69.2 million for the nine months ended September 30, 2004 compared to $32.7 million provided by financing activities during the nine month period in 2003 The $36.5 million increase in net cash provided by financing activities was primarily due to a $40.6 million net increase in long term borrowings in the 2004 nine-month period.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 2004. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation’s historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of September 30, 2004
	Within	Six to Twelve	One to Five	Over
	Six Months	Months	Years	Five Years	Total
		(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$142,875	$60,086	$278,875	$12,319	$494,155
Adjustable-rate mortgage loans	161,791	11,802	12,629	0	186,222
Total mortgage loans	304,666	71,888	291,504	12,319	680,377
Commercial business loans	109,613	35,469	92,963	6,750	244,795
Consumer loans	16,508	6,674	24,654	1,162	48,998
Home equity loans	24,960	0	106	0	25,066
Other loans	5,121	513	1,663	966	8,263
Mortgage-related securities	18,268	11,991	60,733	10,264	101,256
Fixed rate investment securities and other	3,442	2,639	19,694	49,011	74,786
Variable rate investment securities and other	25,278	0	0	0	25,278

Total interest-earning assets	$507,856	$129,174	$491,317	$80,472	$1,208,819

Interest-bearing liabilities:
Deposits
Time deposits	$169,837	$94,545	$112,019	$168	$376,569
NOW accounts	5,329	5,329	53,287	24,867	88,812
Savings accounts	11,074	8,473	84,726	39,543	143,816
Money market accounts	34,653	14,660	146,600	68,413	264,326
Short-term borrowings	56,554	0	0	0	56,554
Long-term borrowings	3,850	20,859	83,111	4,647	112,467
Subordinated debentures	28,352	0	0	18,042	46,394

Total interest-bearing liabilities	$309,649	$143,866	$479,743	$155,680	$1,088,938

Interest-earning assets less interest-bearing liabilities	$198,207	($14,692)	$11,574	($75,208)	$119,881

Cumulative interest rate sensitivity gap	$198,207	$183,515	$195,089	$119,881

Cumulative interest rate sensitivity gap as a percentage of total assets	14.98%	13.87%	14.74%	9.06%

At September 30, 2004, the Corporation’s cumulative interest-rate sensitive gap as a percentage of total assets was a positive 14.98% for six months and a positive 13.87% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write–offs; (2) changes in management’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; (10) changes in accounting principles, policies or guidelines; and (11) the result of the Corporation’s discussions with WDR.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation’s Chairman of the Board and Principal Executive Officer and the Corporation’s Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chairman of the Board and Principal Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Corporation (and its consolidated subsidiaries) required to be included in the periodic reports the Corporation is required to file and submit to the SEC under the Exchange Act. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Corporation has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Corporation’s Chairman of the Board and Principal Executive Officer and the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Corporation’s internal control over financial reporting during the Corporation’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of September 30, 2004 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – NONE

Item 3. Defaults upon Senior Securities – NONE

Item 4 Submission of Matters to Vote of Security Holders — NONE

Item 5 Other Information – NONE

Item 6. Exhibits

     The following exhibits are filed as part of this report:

EXHIBIT 10.1	Employment Agreement with Jeffrey A. Mueller

EXHIBIT 10.2	Consulting Agreement with Harold J. Mueller

EXHIBIT 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

EXHIBIT 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

EXHIBIT 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
(Registrant)

Date November 9, 2004.	/s/ Michael J. Murry

Michael J. Murry
Chairman of the Board of Directors
and Principal Executive Officer

Date November 9, 2004.	/s/ James C. Mroczkowski

James C. Mroczkowski
Executive Vice President & Chief
Financial Officer
Principal Financial Officer

10-Q EXHIBIT LIST

EXHIBIT NO.	DESCRIPTION
EXHIBIT 10.1	Employment Agreement with Jeffrey A. Mueller

EXHIBIT 10.2	Consulting Agreement with Harold J. Mueller

EXHIBIT 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

EXHIBIT 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

EXHIBIT 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.