Form 10-K
period 2004-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2005-03-16
CIK 753682

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐ Transition Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission file number 0-21292

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1413328

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

5445 South Westridge Drive
New Berlin, Wisconsin 53151

(Address of principal executive office)

Registrant’s telephone number, including area code: (262) 827-6700

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
Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☑ No ☐.

As of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) the aggregate market value of the shares (based upon the average bid/ask price) held by non-affiliates was approximately $98,235,496.

As of March 1, 2005, 3,674,054 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Registrant are incorporated by reference into Part III of this report.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

*****

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1. Business

General

     Merchants and Manufacturers Bancorporation, Inc. (“Merchants”) was incorporated in Wisconsin in 1983 and is a registered bank holding company under the Bank Holding Company Act of 1956. As of December 31, 2004, we had total consolidated assets of $1.4 billion, consolidated loans of $1.0 billion and consolidated deposits of $1.0 billion. Our executive offices are located at 5445 South Westridge Drive, New Berlin, Wisconsin 53151 (telephone number (262) 827-6700).

     We are engaged in the community banking business through our Community Financial Group™, which includes our nine bank subsidiaries. We operate seven bank subsidiaries in Wisconsin, including Lincoln State Bank; Grafton State Bank; Franklin State Bank; Community Bank Financial; Fortress Bank of Westby, The Reedsburg Bank and Wisconsin State Bank. We also operate two additional bank subsidiaries, Fortress Bank of Cresco and Fortress Bank Minnesota, which operate in Iowa and Minnesota, respectively.

     Through our banks, we provide a broad range of services to individual and commercial customers. Collectively, our subsidiary banks enjoy the competitive advantages of being able to offer the products, services, operational capacity and the lending limit of a larger institution with the timely personal customer service typically offered by a community bank.

     In addition to traditional bank products, we offer our customers a broad range of residential mortgage services through CFG Mortgage, Inc., and a full range of investment, tax and life insurance products through CFG Financial Services, Inc. Each of these subsidiaries enable our member banks to provide a full range of financial products to their customers as well as contribute non-interest income to us.

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

Growth Strategy

     Over the last five years, our total assets have increased from $533 million as of December 31, 1999 to $1.4 billion as of December 31, 2004. In addition to the growth of bank assets, over the last two years we have also created or acquired a mortgage company, a financial services company and a tax consultation and tax preparation firm. The key elements of our growth strategy going forward include acquisitions, internal growth and continued focus on expanding our non-interest income.

     Acquisitions We believe there are significant opportunities to establish our presence in additional markets through the acquisition of selected community banks, individual branches and other financial service businesses, primarily in Wisconsin. We generally look at four qualities when analyzing a potential acquisition:

•	the profitability of the institution on a historical and forward looking basis;

•	the stability and experience of the management team and board of directors;

•	the growth potential of the geographical markets in which the institution operates; and

•	the asset quality track record of the institution and management.

     Internal growth While we completed acquisitions in each of the last four years, significant opportunities exist to expand through internal growth by delivering quality products and by providing personal service to individuals and small to mid-sized businesses. By focusing on customer service and convenience, we provide the opportunity for clients to receive the personalized service they find attractive in smaller organizations and still realize many of the efficiencies available to larger organizations.

     In addition, we intend to expand through internal growth with the addition of quality employees and through de novo branching into high growth markets by our existing bank subsidiaries. During this growth period Merchants has made a significant investment in recruiting and developing highly qualified and productive commercial loan officers, mortgage loan officers, financial service representatives and accountants.

     Non-interest income During 2004 we consolidated all of our mortgage operations into our mortgage subsidiary, CFG Mortgage, Inc. The consolidation allows for improved execution in the secondary market, expanded product offerings and enhanced operational efficiencies. Through CFG Financial Services, Inc., we have significantly enhanced our ability to provide investment and insurance products as well as tax consultation and tax preparation services to our current customer base. Over time, we expect the mortgage and non-traditional bank businesses to significantly enhance our relationships with current bank clients and also provide our subsidiary banks with additional opportunities for deposit and loan growth with their non-bank client base.

Recent Acquisition

     During 2004, we expanded our operations into the Wisconsin markets of Random Lake and Prairie du Chien through an acquisition. On August 12, 2004, we acquired Random Lake Bancorp, Limited. (“Random Lake”) and its wholly-owned subsidiary, Wisconsin State Bank. The purchase price for Random Lake was $11.5 million including $1.3 million in cash and 334,200 shares of Merchants common stock valued at $10.2 million based on a $30.50 per share price of Merchants common stock. At the date of the acquisition Random Lake had assets of $102.3 million, loans of $72.9 million and deposits of $80.0 million.

Our Bank Subsidiaries

     We currently provide community-oriented, commercial and retail banking services to individuals as well as to small to mid-size businesses in our communities through 43 banking facilities in Wisconsin, Iowa & Minnesota. The Banks have consistent products, services and delivery systems and comply with similar regulatory guidance. As such they are not segments as that term is defined in Financial Accounting Standards Board Statement No. 131. The table below provides information regarding each of our banks and their respective markets.

			Total Assets at		Number of
Bank	Year Organized	Year Acquired	December 31, 2004	Communities Served	Facilities
			(dollars in thousands)
Lincoln State Bank	1919	1983	$434,144	Milwaukee, WI	7
				Muskego, WI	2
				Brookfield, WI	1
				Greenfield, WI	2
				Hales Corners, WI	1
				New Berlin, WI	2
				Pewaukee, WI	1
				West Allis, WI	1

Grafton State Bank	1906	1999	$177,427	Grafton, WI	2
				Saukville, WI	1

Franklin State Bank	1982	1984	$91,455	Franklin, WI	3

Community Bank Financial	1989	2001	$95,277	Oconto Falls, WI	1
				Gillett, WI	1
				Little Suamico, WI	1
				Cecil, WI	1

Fortress Bank of Westby	1992	2002	$137,154	Westby, WI	2
				Coon Valley, WI	1
				West Salem, WI	1
				Chaseburg, WI	1

Fortress Bank of Cresco	1996	2002	$69,400	Cresco, IA	1

Fortress Bank Minnesota	1993	2002	$55,808	Houston, MN	1
				Winona, WI	1

The Reedsburg Bank	1867	2003	$178,547	Reedsburg, WI	2
				North Freedom, WI	1
				Lime Ridge, WI	1

Wisconsin State Bank	1905	2004	$100,426	Random Lake, WI	1
				Belgium, WI	1
				Prairie du Chien, WI	2

Our Banks

     Through our banks, we provide a broad range of services to individual and commercial customers. These services include accepting demand, savings and time deposits, including regular checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts and club accounts. Our banks also make secured and unsecured commercial, mortgage, construction and consumer term loans on both a fixed and variable rate basis. The terms on the loans retained in the banks’ portfolios generally range from one month to five years. Our banks also provide lines of credit to commercial borrowers and to individuals through home equity loans.

     Lincoln State Bank. Lincoln State Bank operates as a state banking association under the laws of the State of Wisconsin. It operates seven full service branch offices in the southeastern Wisconsin communities of Milwaukee, Muskego, New Berlin, Brookfield and Pewaukee. In addition it operates ten limited hours facilities in Milwaukee and Waukesha Counties. At December 31, 2004, Lincoln State Bank comprised 32.0% of our consolidated assets.

     Grafton State Bank. Grafton State Bank operates as a state banking association under the laws of the State of Wisconsin. Its principal office and a branch office are located in Grafton, Wisconsin and another branch office is located in Saukville, Wisconsin. At December 31, 2004, Grafton State Bank comprised 13.1% of our consolidated assets.

     Franklin State Bank. Franklin State Bank operates as a state banking association under the laws of the State of Wisconsin. Its principal office and a branch office are located in Franklin, Wisconsin. In addition it also operates a limited hours facility in Franklin. At December 31, 2004, Franklin State Bank comprised 6.7% of our consolidated assets.

     Community Bank Financial. Community Bank Financial (f/k/a Community Bank of Oconto County) is a full service commercial bank serving all of Oconto County and the eastern portion of Shawano County. In addition to the main office in the city of Oconto Falls, which is located approximately 25 miles north of Green Bay, Wisconsin, Community Bank Financial operates three branch offices, one located in the city of Gillett, another located in the town of Little Suamico and another located in the village of Cecil. At December 31, 2004, Community Bank Financial comprised 7.0% of our consolidated assets.

     Fortress Bank of Westby. Fortress Bank of Westby is a full service commercial bank serving the banking needs of LaCrosse County, southeastern Monroe County and northern Vernon County, Wisconsin. Fortress Bank of Westby has offices in the southwestern Wisconsin communities of Westby, Coon Valley, Chaseburg, and West Salem. At December 31, 2004, the Fortress Bank of Westby comprised 10.1% of our consolidated assets.

     Fortress Bank of Cresco. Fortress Bank of Cresco is a full service commercial bank serving the banking needs of eastern Howard County and western Winneshiek County, Iowa from its office in Cresco, Iowa. At December 31, 2004, Fortress Bank of Cresco comprised 5.1% of our consolidated assets.

     Fortress Bank Minnesota. Fortress Bank Minnesota, (f/k/a Fortress Bank, N.A) is a full service commercial bank serving customers in Houston County and northeast Winona County in Minnesota from offices in Houston and Winona. At December 31, 2004, Fortress Bank Minnesota, comprised 4.1% of our consolidated assets.

     The Reedsburg Bank. The Reedsburg Bank is a full service commercial bank serving the banking needs of Sauk County, and portions of Juneau, Richland, and Adams Counties, Wisconsin. The Reedsburg Bank has offices in the Wisconsin communities of Reedsburg, North Freedom and Lime Ridge. At December 31, 2004, the Reedsburg Bank comprised 13.2% of our consolidated assets.

     Wisconsin State Bank. Wisconsin State Bank operates as a state banking association under the laws of the State of Wisconsin. Its principal office is located in Random Lake, Wisconsin and also has a branch office located in Belgium, Wisconsin and two other branch offices located in Prairie du Chien, Wisconsin. At December 31, 2004, Wisconsin State Bank comprised 7.4% of our consolidated assets.

Our Operating Subsidiaries

     CFG Financial Services, Inc. was formed in 2002 to provide tax as well as non-insured investment and insurance products to customers of the Banks. For the twelve months ended December 31, 2004, CFG Financial Services had revenues of $1.5 million.

     CFG Mortgage, Inc. was formed in 2002 to act as our mortgage broker. As of December 31, 2004, CFG Mortgage services $346.0 million of residential mortgages.

     Lincoln Neighborhood Redevelopment Corporation. The Lincoln Neighborhood Redevelopment Corporation was formed in June 1988. The Redevelopment Corporation was established to redevelop and rehabilitate certain areas located on the south-side of Milwaukee by, among other things:

•	providing home mortgage loans to customers with low to moderate income;

•	working with local businesses to keep commercial areas strong and attractive;

•	pursuing means to preserve and create jobs;

•	encouraging appropriate land-use;

•	involving community residents in economic planning; and

•	retaining and attracting businesses.

     As of December 31, 2004, the Redevelopment Corporation had assets of $1.4 million, $985,000 in liabilities and equity of $436,000.

     Merchants Merger Corp. Merchants Merger Corp. was formed in 1999 to facilitate mergers and future acquisitions.

     Merchants New Merger Corp. Merchants New Merger Corp. is the historical Reedsburg Bancorporation parent company that was renamed following the acquisition.

Other Subsidiaries

     Lincoln State Bank, Grafton State Bank, Community Bank Financial, Fortress Bank of Westby, The Reedsburg Bank and Wisconsin State Bank each have a wholly owned subsidiary. In 1991 an investment subsidiary known as M&M — Lincoln Investment Corporation was formed to manage the majority of Lincoln State Bank’s investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of mortgage-backed and other investment securities from Lincoln State Bank in exchange for 100% of the stock of the subsidiary. In 1992 an investment subsidiary known as Westby Investment Company, Inc. was formed to manage the majority of the Fortress Bank of Westby’s investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $10 million of municipal and other investment securities from the Fortress Bank of Westby in exchange for 100% of the stock of the subsidiary. In 1992 an investment subsidiary known as Reedsburg Investment Corp. was formed to manage the majority of the Reedsburg Bank’s investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of municipal and other investment securities from the Reedsburg Bank in exchange for 100% of the stock of the subsidiary. In 1994 an investment subsidiary known as Random Lake Investments, Inc. was formed to manage the majority of the Wisconsin State Bank’s investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $7 million of municipal and other investment securities from Wisconsin State Bank in exchange for 100% of the stock of the subsidiary. In 1996 an investment subsidiary known as GSB Investments, Inc. was formed to manage the majority of Grafton State Bank’s investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $10 million of mortgage-backed and other investment securities from Grafton State Bank in exchange for 100% of the stock of the subsidiary. In 2001 an investment subsidiary known as CBOC Investments, Inc. was formed to manage the majority of the Community Bank Financial investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $11 million of municipal and other investment securities from Community Bank Financial in exchange for 100% of the stock of the subsidiary. These subsidiaries are an intrinsic component of their respective parent banks and assets thereof are included in the total assets of the respective Banks above.

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

Employees

     At December 31, 2004, we (along with our subsidiaries) employed 471 full-time and 100 part-time employees. We provide a wide range of benefits to employees, including educational activities, and consider our employee relations to be excellent. We conduct extensive training programs in order to enhance job-related knowledge and skills of our people and to train our employees with a sales-oriented approach to customers. Eligible employees participate in a 401(k) plan as well as group life and major medical insurance programs. None of our employees are represented by a labor union.

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

     The earnings and business of Merchants and its bank subsidiaries also are affected by the general economic and political conditions in the United States and abroad and by monetary and fiscal policies of various federal agencies. The Federal Reserve Board impacts the competitive conditions under which we operate by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of our organization cannot be predicted with certainty.

     The following references to statutes and regulations affecting us and the banks are brief summaries only and do not claim to be complete and are qualified in their entirety by reference to the statutes and regulations.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others became effective as the SEC adopted appropriate rules. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation includes: a) the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; b) auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; c) additional corporate governance and responsibility measures, including: (i) requiring a company’s chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring a company’s chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants; d) expansion of power of the audit committee, including the requirements that the audit committee: (i) have direct control of the engagement of the outside auditor; (ii) be able to hire and fire the auditor, and (iii) approve all non-audit services; e) expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions; mandatory disclosure by analysts of potential conflicts of interest; and f) a range of enhanced penalties for fraud and other violations.

Anti-Money Laundering Laws

     Our banks are subject to the Bank Secrecy Act and its implementing regulations and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. Among other things, these laws and regulations require our banks to take steps to prevent the use of each institution for facilitating the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. Each bank also is required to develop and implement a comprehensive anti-money laundering compliance program. Banks also must have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates or will require financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

     Investments and Activities. A bank holding company must obtain approval from the Federal Reserve before:

     • acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the bank or bank holding company (unless it already owns or controls the majority of the shares);

     • acquiring all or substantially all of the assets of another bank or bank holding company; or

     • merging or consolidating with another bank holding company.

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

     With certain exceptions, a bank holding company is also prohibited from:

     • acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company; and

     • engaging, directly or indirectly, in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.

     Bank holding companies may, however, engage in businesses found by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. These activities include:

•	making or servicing loans and certain types of leases;

•	engaging in certain insurance and discount brokerage activities;

•	performing certain data processing services;

•	acting in certain circumstances as a fiduciary or investment or financial advisor;

•	owning savings associations; and

•	making investments in corporations or projects designed to promote community welfare.

     We are also authorized to engage in the expanded activities permitted under the Gramm-Leach-Bliley Act since we elected to become a “financial holding company” and to otherwise qualify for financial holding company status.

     Finally, subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, and the Federal Reserve’s implementing regulations, require Federal Reserve approval prior to any acquisition of “control” of a bank holding company, such as Merchants and Manufacturers. In general, a person or company is presumed to have acquired control if it acquires as little as 5% of the outstanding shares of a bank or bank holding company and is conclusively determined to have acquired control if it acquires 25% or more of the outstanding shares of a bank or bank holding company.

     Source of Strength. The Federal Reserve expects us to act as a source of financial strength and support for our bank subsidiaries and to take measures to preserve and protect the banks in situations where additional investments in the banks may not otherwise be warranted. The Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

     Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and banks. If the capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The Federal Reserve’s capital guidelines establish a risk-based requirement expressed as a percentage of total risk-weighted assets and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for strong bank holding companies and for bank holding companies that have implemented the Federal Reserve’s risk based capital measure for market risk (otherwise the minimum ratio is 4%).

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

     Dividends. The Federal Reserve has issued a policy statement concerning the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company’s financial health, such as by borrowing. Also, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Bank Regulations

     Lincoln State Bank, Grafton State Bank, Franklin State Bank, Community Bank Financial, Fortress Bank of Westby, The Reedsburg Bank and Wisconsin State Bank operate under Wisconsin state bank charters and are subject to regulation by the Wisconsin Department of Financial Institutions Division of Banking and the FDIC. The Fortress Bank of Cresco, Iowa operates under an Iowa state bank charter and is subject to regulation by the FDIC and the Iowa Division of Banking. Fortress Bank Minnesota operates under a Minnesota bank charter and is subject to regulation by the FDIC and the Minnesota Department of Commerce. The state banking regulators detailed above and the FDIC regulate or monitor all areas of the banks’ operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, acquisitions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The regulators place limitations on activities of the banks including the issuance of capital notes or debentures and the holding of real estate and personal property and require the banks to maintain a certain ratio of reserves against deposits. The regulators also require the banks to file reports annually showing receipts and disbursements of the banks, in addition to any periodic reports requested.

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

Item 2. Properties

     In 2004 our corporate headquarters relocated to a 59,000 square feet office building located in New Berlin, Wisconsin. At this location, we maintain all of our corporate operations and personnel. Merchants owns this property.

     The main office of Lincoln State Bank is at located at 3131 South 13th Street, Milwaukee, Wisconsin in a one-story building. Lincoln State Bank also operates branch offices at 2266 South 13th Street, 5400 West Forest Home Avenue and 1000 North Water Street. These offices are located in Milwaukee. Another branch of Lincoln State Bank is located in a one-story, 1,700 square foot building at 13510 Janesville Road, Muskego, Wisconsin. While another branch of Lincoln State Bank is located at 14000 West National Avenue, New Berlin, Wisconsin. The New Berlin branch is approximately 7,000 square feet. In 1995 Lincoln State Bank opened two other full-service branches one located Brookfield, Wisconsin and the other in Pewaukee, Wisconsin. Lincoln State Bank owns all of its facilities except the Downtown Milwaukee Water Street branch, the New Berlin branch and Brookfield branch which it leases from the buildings’ owners.

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

     Grafton State Bank’s main office is located at 101 Falls Road, Grafton, Wisconsin in a seven-story building. Portions of the building that are not used by Grafton State Bank are leased to various tenants. Grafton State Bank owns the facility. Grafton State Bank also operates two branch facilities. One branch of Grafton State Bank is located at 112 North Port Washington Road in Grafton, while the other is located at 524 East Green Bay Avenue in Saukville, Wisconsin. Grafton State Bank owns the Saukville location while it leases the other branch facility.

     Franklin State Bank’s main office is located in a three-story building at 7000 South 76th Street in Franklin, Wisconsin. The bank leases 5,700 square feet from the building’s owner. The building was sold in 1999 to a group of investors and subsequently sub-leased back to Merchants and Manufacturers. Portions of the building that are not used by Franklin State Bank are leased to various tenants. In 1998 Franklin State Bank opened a branch facility at 9719 South Franklin Drive in the Franklin Business Park, Franklin, Wisconsin. Franklin State Bank owns the facility. In addition, Franklin State Bank operates a limited hour facility at Brenwood Park, also located in Franklin. Franklin State Bank leases its limited hour facility.

     Community Bank Financial’s main office is located in a one-story building at 500 Cherry Avenue, Oconto Falls, Wisconsin. Community Bank Financial operates branch facilities at 202 East Main Street, Gillett, Wisconsin, 1288 East Frontage Road, in the town of Little Suamico, Wisconsin and at 200 Golf View Road, in the village of Cecil, Wisconsin. Community Bank Financial owns all of its facilities except the Cecil facility which it leases from the building’s owner.

     Fortress Bank of Westby’s main office is located in a two-story building at 100 North Main Street, Westby, Wisconsin. Fortress Bank of Westby also operates branch offices in the Wisconsin communities of Coon Valley, Chaseburg and West Salem. Fortress Bank of Westby owns all of its properties.

     Fortress Bank of Cresco’s main office is located in a one-story building at 130 North Park Place, Cresco, Iowa. Fortress Bank of Cresco owns its facility.

     Fortress Bank Minnesota’s main office is located in a two-story building at 225 Lafayette, Houston, Minnesota. Fortress Bank Minnesota also operates a branch office in the Minnesota community of Winona. Fortress Bank Minnesota owns both facilities.

     The Reedsburg Bank’s main office is located in a two-story building at 201 Main Street, Reedsburg, Wisconsin. The Reedsburg Bank also operates branch offices in the Wisconsin communities of North Freedom and Lime Ridge. The Reedsburg Bank owns all of its properties.

     Wisconsin State Bank’s main office is located in a one-story building at 201 Allen Street, Random Lake, Wisconsin. Wisconsin State Bank also operates branch offices in the Wisconsin communities of Belgium and Prairie du Chien. Wisconsin State Bank owns all of its properties.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

     Our stock is not listed on any stock exchange or quoted on the National Association of Securities Dealers Quotation Automated Quotation System. Our stock has been quoted on “Pink Sheets”, an inter-broker quotation medium, since April 1993, and in the Over The Counter Bulletin Board, an electronic quotation service. Robert W. Baird & Co., Incorporated, a regional securities and investment banking firm headquartered in Milwaukee, Wisconsin, and Howe Barnes Investments, Incorporated, headquartered in Chicago, Illinois, act as the market makers for the Corporation’s stock. Our stock is quoted in the “Other Stocks” section of the Milwaukee Journal/Sentinel. Our common stock trading symbol is “MMBI.”

     The following table sets forth the quarterly high and low bid prices for the period indicated. The quotations below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	Quotation or Price
Quarter Ended	Low Bid	High Bid

March 31, 2003	$26.55	$28.64
June 30, 2003	27.59	31.80
September 30, 2003	31.27	33.18
December 31, 2003	32.86	46.35

March 31, 2004	$43.65	$46.50
June 30, 2004	33.05	43.55
September 30, 2004	29.75	34.50
December 31, 2004	31.00	38.20

     The approximate number of holders of record of our common stock is 1,150 as of December 31, 2004.

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

     Quarterly dividends for the years ended December 31, 2004 and 2003 are shown in Item 6 “Selected Financial Data.”

Item 6. Selected Financial Data

     The following table summarizes our certain historical financial data. This information is derived in part from, and should be read in conjunction with, our Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except per share data):

	At or for the Year Ended December 31,
	2004(1)	2003(2)	2002(3)	2001(4)	2000
	(dollars in thousands, except per share data)
Income Statement Data:
Interest income (taxable equivalent) (5)	$63,058	$51,871	$40,421	$43,782	$43,256
Interest expense	19,633	15,871	13,106	19,798	21,718

Net interest income	43,425	36,000	27,315	23,984	21,538
Provision for loan losses	1,793	1,311	1,156	1,125	1,239

Net interest income after provision for loan losses	41,632	34,689	26,159	22,859	20,299
Noninterest income	11,537	11,163	6,127	4,682	4,395
Merger related expenses	—	—	—	—	296
Noninterest expense	45,839	32,736	22,139	18,554	16,757

Income before provision for income taxes	7,330	13,116	10,147	8,987	7,641
Provision for income taxes	2,258	4,067	3,244	2,733	2,267
Less taxable equivalent adjustment	1,070	821	518	546	606

Net income	$4,002	$8,228	$6,385	$5,708	$4,768

Dividends:
Common stock	$2,523	$2,213	$1,790	$1,802	$1,599
Dividend payout ratio	63.04%	26.90%	28.03%	31.57%	33.54%
Per Share Data: (6)
Net income-Basic	$1.16	$2.58	$2.30	$2.05	$1.70
Net income-Diluted	1.15	2.56	2.29	2.04	1.69
Book value	24.97	24.04	21.92	19.07	17.50
Balance Sheet Data:
Investment securities	$172,564	$156,597	$130,125	$66,143	$78,847
Loans, net	1,028,059	847,938	657,775	477,332	473,161
Total assets	1,357,065	1,145,607	909,405	608,020	600,460
Total deposits	1,033,046	911,948	729,456	477,785	458,051
Short-term borrowings	61,322	34,007	18,088	17,046	43,928
Long-term borrowings	111,054	59,528	72,322	55,800	44,700
Junior subordinated debt owed to unconsolidated trusts	46,394	36,084	10,310	—	—
Total stockholders’ equity	91,739	79,974	69,329	52,929	48,515
Earnings Ratios:
Return on average total assets	0.33%	0.86%	0.99%	0.95%	0.84%
Return on average total stockholders’ equity	4.69	11.29	11.55	11.15	10.18
Net interest margin (7)	3.86	4.03	4.48	4.21	4.05
Efficiency ratio (8)	85.06	70.64	67.24	65.98	67.33
Asset Quality Ratios:
Allowance for loan losses to loans	1.02	1.07	1.15	1.15	1.05
Nonaccrual loans to loans	0.85	0.62	0.48	0.92	0.38
Allowance for loan losses to nonperforming loans (9)	119.74	172.96	239.24	125.60	276.03
Nonperforming assets to total assets (10)	0.75	0.63	0.61	0.75	0.32
Net loan charge-offs to average loans	0.14	0.14	0.21	0.12	0.06
Capital Ratios:
Total stockholders’ equity to total assets	6.76	6.99	7.63	8.71	8.08
Total capital to risk-weighted assets ratio	10.14	10.23	10.71	11.53	11.19
Tier 1 capital to risk-weighted assets ratio	7.83	8.27	9.63	10.43	10.14
Tier 1 capital to average assets ratio	6.62	7.19	9.41	8.72	8.25

1)	Year-end data for 2004 includes Random Lake Bancorp Limited and subsidiaries acquired by Merchants on August 12, 2004.

2)	Year-end data for 2003 includes Reedsburg Bancorporation, Inc. and subsidiaries acquired by Merchants on November 1, 2003.

3)	Year-end data for 2002 includes Fortress Bancshares, Inc. and subsidiaries acquired by Merchants on November 30, 2002.

4)	Restated to reflect the January 16, 2001 acquisition of CBOC, Inc. which was accounted for as pooling-of-interests.

5)	Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with our historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.

6)	All per share information presented in this report has been retroactively restated to give effect to the 10% stock dividend declared in November 2003, as if it occurred as of January 1, 2000.

7)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

8)	Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.

9)	Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.

10)	Nonperforming assets consist of nonperforming loans and other real estate.

     Effective January 1, 2002, Merchants adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests.

     A reconciliation of Merchants Consolidated Statements of Earnings for each the years ending December 31, 2001 and 2000 from amounts reported to amounts exclusive of goodwill amortization is shown below.

	2001(1)	2000
	(dollars in thousands,
	except per share data)
Net income as reported	$5,708	$4,768
Add: goodwill amortization, net of tax	46	46

Adjusted net income	$5,754	$4,814

Basic earnings per share as reported	$2.25	$1.87
Add: goodwill amortization, net of tax	0.02	0.02

Adjusted basic earnings per share	$2.27	$1.89

Diluted earnings per share as reported	$2.24	$1.86
Add: goodwill amortization, net of tax	0.02	0.02

Adjusted diluted earnings per share	$2.26	$1.88

(1)	Restated to reflect the January 16, 2001 acquisition of CBOC, Inc which was accounted for as pooling-of-interests.

Quarterly Financial Data

     The following table sets forth our selected quarterly financial data. The third and fourth quarter 2004 data includes Random Lake Bancorp Limited. and subsidiaries acquired by Merchants on August 12, 2004.

	Three Months Ended 2004				Three Months Ended 2003
	December	September	June	March	December	September	June	March
	(dollars in thousands except per share data)
Interest income (taxable-equivalent) (1)	$17,466	$16,132	$14,805	$14,859	$13,840	$12,657	$12,469	$12,905
Interest expense	5,586	5,003	4,503	4,542	4,202	3,770	3,905	3,994

Net interest income	11,880	11,129	10,302	10,047	9,638	8,887	8,564	8,911
Provision for loan losses	461	431	451	450	297	372	340	302
Noninterest income	2,979	3,209	2,654	2,695	2,787	3,043	3,111	2,222
Noninterest expense	14,574	11,042	10,141	10,082	8,954	8,178	8,005	7,599

Income before taxes	(176)	2,865	2,364	2,210	3,174	3,380	3,330	2,232
Provision for income taxes	337	676	663	582	867	1,083	1,088	1,029
Less taxable-equivalent adjustment	298	255	229	221	229	194	191	207

Net income	($811)	$1,934	$1,472	$1,407	$2,078	$2,103	$2,051	$1,996

Basic earnings per share	($0.22)	$0.55	$0.44	$0.42	$0.64	$0.66	$0.65	$0.63
Diluted earnings per share	($0.22)	$0.55	$0.44	$0.42	$0.63	$0.65	$0.65	$0.63
Dividends per share	$0.18	$0.18	$0.18	$0.18	$0.17	$0.17	$0.17	$0.17

(1)	Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with our historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.

Fourth Quarter Results

     For the fourth quarter of 2004, Merchants reported a loss of $(811,000), or $(0.22) per fully diluted common share, compared to income of $2.1 million, or $0.63 per fully diluted common share, for the fourth quarter 2003.

Earnings for the fourth quarter ended December 31, 2004 included the following non-recurring items:

•	A pre-tax charge of $1.2 million related to centralization and data processing conversions

•	A pre-tax charge of $450,000 related to Sarbanes-Oxley compliance activities, and

•	A pre-tax charge of $730,000 related to establishing a tax reserve for potential payments due to the Wisconsin Department of Revenue.

Earnings for the fourth quarter ended December 31, 2003 included the following item:

•	A pre-tax gain on sale of investment securities of $359,000.

The net effect of these items was a decrease of $0.54 per fully diluted share.

     Net interest income was $11.6 million for the fourth quarter of 2004 compared to $9.4 million for the fourth quarter of 2003. The increase is due to the revenue resulting from the acquisitions of Reedsburg and WSB, as well as to the increase in loan volume funded by the growth in deposits and borrowings. Net interest margin was 3.77% for the fourth quarter 2004 compared to 3.78% for the same period in 2003. The pressure on the net interest margin in 2003 began to stabilize in 2004 producing an increasing net interest margin since the fourth quarter of 2003. Recent increases in market interest rates may improve the net interest margin as our balance sheet is positioned to take advantage of increasing rates.

     Merchants’ provision for loan losses was $461,000 for the fourth quarter of 2004 compared to $297,000 for the same quarter of 2003. Merchants’ ratio of allowance for loan losses to total loans was 1.02% and 1.07% at December 31, 2004 and 2003, respectively. The ratio of allowance for loan losses to non-performing loans was 119.7% at December 31, 2004 compared to 172.9% at December 31, 2003. The ratio of non-performing assets to total assets equaled 0.75% at December 31, 2004 compared to 0.63% at December 31, 2003.

     Non-interest income for the fourth quarter of 2004 was $3.0 million compared to $2.8 million for the fourth quarter of 2003. Service charges on deposit accounts increased $301,000 for the quarter ended December 31, 2004. The growth in non-interest income can be partially attributed to our acquisitions. The Reedsburg Bank generated $339,000 of non-interest income during the fourth quarter of 2004. In addition, fourth quarter net gains on the sale of securities amounted to $1,000 for 2004 compared to $359,000 during fourth quarter of 2003. The gains on sales of mortgage loans increased $15,000 when comparing the fourth quarter 2004 with the same period in 2003. In addition, the income associated with the change in the valuation of our mortgage servicing rights has decreased $71,000 when comparing the fourth quarter 2004 with the same period in 2003.

     Non-interest expense was $14.6 million for the 2004 fourth quarter compared to $9.0 million for the fourth quarter of 2003, an increase of 62.8%. When comparing the fourth quarter 2004 with the fourth quarter 2003, salaries and employee benefits increased $2.0 million, occupancy expense increased $569,000 and other non-interest expense increased $3.1 million. The growth in non-interest expense was caused in part by the acquisitions of Reedsburg, KCW and WSB. The Reedsburg and WSB operations added $2.5 million of expenses in the fourth quarter of 2004. The increase in non-interest expense can also be attributed to expenses incurred by implementing our “Vision Unlimited” project as well as the cost of complying with Sarbanes-Oxley.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with our “Selected Consolidated Financial Data”, our consolidated financial statements and the accompanying notes, and the other financial data contained elsewhere in this report.

     On August 12, 2004, we acquired Random Lake Bancorp Limited (“Random Lake”) and its wholly-owned subsidiary, Wisconsin State Bank (“WSB”). The purchase price for Random Lake was $11.5 million including $1.3 million in cash and 334,200 shares of Merchants common stock valued at $10.2 million based on a $30.50 price. The transaction was recorded as a purchase. Application of purchase accounting requires the inclusion of Random Lake and WSB’s operating results in the consolidated financial statements from the date of the acquisition. Accordingly Random Lake and WSB’s operating results are included in the consolidated results of operations since August 12, 2004.

     On November 1, 2003, we acquired Reedsburg Bancorporation, Inc. (“Reedsburg”) and its wholly-owned subsidiary, The Reedsburg Bank. The purchase price for Reedsburg was $36.0 million including $17.8 million in cash, $12.8 million in promissory notes and 146,800 shares of common stock valued at $5.4 million based on the average price over the contractual pricing period. The transaction was recorded as a purchase. Application of purchase accounting requires the inclusion of Reedsburg and The Reedsburg Banks’ operating results in the consolidated financial statements from the date of the acquisition. Accordingly Reedsburg and The Reedsburg Banks’ operating results are included in the consolidated results of operations since November 1, 2003.

     On November 30, 2002, we acquired Fortress Bancshares, Inc. (“Fortress”) and its wholly-owned subsidiaries, Fortress Bank of Westby, Wisconsin, Fortress Bank of Cresco, Iowa and Fortress Bank Minnesota (f/k/a Fortress Bank, N.A.) headquartered in Houston, Minnesota (“Fortress Banks”). The purchase price for Fortress was $21.5 million including $9.5 million in cash and 390,000 shares of common stock valued at $11.7 million based on the average price over the contractual pricing period. The transaction was recorded as a purchase. Application of purchase accounting requires the inclusion of Fortress and the Fortress Banks’ operating results in the consolidated financial statements from the date of the acquisition. Accordingly Fortress and the Fortress Banks’ operating results are included in the consolidated results of operations since November 30, 2002.

     This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our recently completed merger of Random Lake Bancorp Limited, might not be realized within the expected time frame; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (3) changes in management’s estimate of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and our net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (8) our ability to access cost-effective funding; (9) changes in financial markets and general economic conditions; (10) new legislation or regulatory changes; (11) changes in accounting principles, policies or guidelines; (12) the result of the Corporation’s discussions with the Wisconsin Department of Revenue regarding tax treatment of its Nevada investment subsidiaries and (13) the effectiveness of the internal controls of Wisconsin State Bank (which are not covered by management’s evaluation of the Company’s internal control over financial reporting as of December 31, 2004 in Item 9A of this report in reliance on guidance from the Securities and Exchange Commission).

     Certain statements contained in or incorporated by reference into this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. You can identify these statements from our use of the words “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “could,” “believe,” “estimate,” “predict,” “objective,” “potential,” “projection,” “forecast,” “goal,” “project,” “anticipate,” “target” and similar expressions. These forward-looking statements may include, among other things:

     • statements relating to projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long term performance goals;

     • statements relating to the anticipated effects on results of operations or financial condition from expected developments or events;

     • statements relating to our business and growth strategies, including potential acquisitions; and

     • any other statements which are not historical facts.

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

Results of Operations

     For the year ended December 31, 2004, our net income was $4.0 million, or $1.15 per fully diluted common share, compared to $8.2 million, or $2.56 per fully diluted common share for the year ended December 31, 2003 and $6.4 million or $2.29 per fully diluted common share for the year ended December 31, 2002. The decrease in 2004 earnings reflects the implementation of our “Vision Unlimited” project, complying with the Sarbanes-Oxley Act of 2002 and establishing a reserve for potential Wisconsin Department of Revenue settlements.

     Earnings for the year ended December 31, 2004 included the following non-recurring items:

•	A pre-tax charge of $1.7 million related to centralization and data processing conversions

•	A pre-tax charge of $783,000 related to Sarbanes-Oxley compliance activities, and

•	A pre-tax charge of $730,000 related to establishing a tax reserve for potential payments due to the Wisconsin Department of Revenue.

Earnings for the year ended December 31, 2003 included the following item:

•	Pre-tax mortgage related fee income of $4.4 million in 2003 compared to $2.6 million in 2004

The net effect of these items was a decrease of $1.02 per fully diluted share.

     In addition to these non-recurring items in 2004, numerous staff additions (primarily information technology, marketing and credit administration), equipment purchases and technology improvements were needed to implement our “Vision Unlimited” program. We believe these upgrades will benefit the organization in future periods as we leverage our infrastructure over a larger asset base.

     2004 has been a year of transition for our organization. Through a company-wide project called “Vision Unlimited”, we have standardized policies and procedures across the organization and have centralized many operational functions. In addition, we have successfully converted all of the banks to a single data processing platform. These changes will allow us to better manage risk, operate more efficiently and serve customers better. Each of our community banks will continue to keep its name, charter, board of directors and management teams but will transition its human resources from the bank’s operational activities to customer related activities. Bank employees will have the tools and resources they need to effectively focus on customer service, customer retention and customer prospecting. While we expect these changes to enhance shareholder value in the long run, a transition of this magnitude has involved short-term costs, which amounted to approximately $1.7 million before tax in 2004.

     The Corporation also faced two other significant challenges in 2004. Like all public companies, we are required to comply with the Sarbanes-Oxley Act of 2002. While we have used an outside third party at a significant cost, compliance with Sarbanes-Oxley was accomplished internally through our “Vision Unlimited” project. We originally expected our Sarbanes-Oxley compliance costs would range from $400,000 to $500,000 in 2004. However, due to the higher than anticipated volume of policies and procedures testing performed by our independent auditors, the cost of complying with the Sarbanes-Oxley Act of 2002 amounted to $783,000 in 2004.

     Like hundreds of other Wisconsin banking organizations, we are in discussion with the Wisconsin Department of Revenue (“WDR”) regarding the tax treatment of our Nevada investment subsidiaries. Nevada does not have an income tax and historically the earnings of these Nevada investment subsidiaries have not been subject to taxation in Wisconsin. We believe that we have complied with private letter rulings the WDR previously issued in connection with the formation and operation of our Nevada investment subsidiaries. However, the effect and intent of these rulings is in question and the WDR may take the position that some or all of the income of our Nevada investment subsidiaries is allocable to their Wisconsin corporate parents and taxable in Wisconsin. The WDR may also take the position that such a reallocation should apply to prior open tax years. The result of these discussions with the WDR could materially increase our future income tax expense and has resulted in a significant current year tax charge. As of December 31, 2004 we have not come to an agreement with the WDR and continue to dispute the WDR’s claims, but have established a $730,000 reserve in the event it should be necessary to make any future payments to the WDR.

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

     Net interest income on a fully tax equivalent basis increased to $43.4 million in 2004, compared with $36.0 million in 2003 and $27.3 million in 2002. In 2004, net interest income increased $7.4 million due to internal growth in earning assets, the additional growth from the Random Lake acquisition and the full year growth impact from the Reedsburg acquisition partially offset by a lower net interest margin versus the prior year. In 2003, net interest income increased due to internal growth in earning assets as well as the additional growth from the Reedsburg and Fortress acquisitions. The net interest margin, on a fully tax-equivalent basis, was 3.86% for 2004, compared with 4.03% in 2003 and 4.48% in 2002. The relative low interest rate environment, along with the incremental effect of the acquisitions resulted in lower margins in 2004 and 2003.

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

	At or for the Year Ended December 31,
	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Loans,net (1)(2)	$929,412	$54,908	5.91%	$724,469	$45,184	6.24%	$507,142	$35,637	7.03%
Loans exempt from federal income taxes (3)	4,082	306	7.50%	3,481	279	8.01%	1,573	120	7.63%
Taxable investment securities (4)	40,032	1,671	4.17%	42,486	2,080	4.90%	20,240	893	4.41%
Mortgage-related securities (4)	91,239	3,176	3.48%	69,283	1,988	2.87%	39,226	2,050	5.23%
Investment securities exempt from federal income taxes (3)(4)	48,614	2,842	5.85%	36,909	2,136	5.79%	21,201	1,403	6.62%
Other securities	12,181	155	1.27%	16,647	204	1.23%	19,816	318	1.60%

Interest earning assets	1,125,560	63,058	5.60%	893,275	51,871	5.81%	609,198	40,421	6.64%

Non interest earning assets	99,916			67,559			38,600

Average assets	$1,225,476			$960,834			$647,798

Liabilities and Stockholders’ Equity
NOW deposits	$88,067	420	0.48%	$64,578	400	0.62%	$37,849	334	0.88%
Money market deposits	260,275	2,889	1.11%	230,298	3,320	1.44%	108,247	1,857	1.72%
Savings deposits	128,954	1,094	0.85%	90,723	623	0.69%	78,357	843	1.08%
Time deposits	354,332	8,450	2.38%	283,156	7,316	2.58%	213,791	7,261	3.40%
Short-term borrowings	40,420	838	2.07%	25,493	594	2.33%	20,802	502	2.41%
Long-term borrowings	96,617	3,546	3.67%	67,235	2,463	3.66%	55,692	2,244	4.03%
Junior subordinated debt owed to unconsolidated trusts	38,690	2,396	6.19%	19,073	1,155	6.06%	1,361	65	4.78%

Interest bearing liabilities	1,007,355	19,633	1.95%	780,556	15,871	2.03%	516,099	13,106	2.54%

Demand deposits and other non interest bearing liabilities	132,720			107,404			76,400
Stockholders’ equity	85,401			72,874			55,299

Average liabilities and stockholders’ equity	$1,225,476			$960,834			$647,798

Net interest spread (5)		$43,425	3.65%		$36,000	3.78%		$27,315	4.10%
Net interest earning assets	$118,205			$112,719			$93,099
Net interest margin on a fully tax equivalent basis (6)			3.86%			4.03%			4.48%
Net interest margin (6)			3.76%			3.94%			4.40%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.12			1.14			1.18

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

     The following table sets forth the effects of changing interest rates and volumes of interest earning assets and interest bearing liabilities on our net interest income. Information is provided with respect to (i) effect on net interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate (dollars in thousands):

	For the Year Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Change Due	Change Due		Change Due	Change Due
	to Volume	to Rate	Total Change	to Volume	to Rate	Total Change

Interest-Earning Assets:
Loans, net (1)	$11,953	($2,229)	$9,724	$12,943	($3,396)	$9,547
Loans exempt from federal income taxes (2)	43	(16)	27	153	6	159
Taxable investment securities	(115)	(294)	(409)	1,079	108	1,187
Mortgage-related securities	710	478	1,188	(151)	89	(62)
Investment securities exempt from federal income taxes (2)	684	22	706	882	(149)	733
Other securities	(57)	8	(49)	(46)	(68)	(114)

Total interest-earning assets	$13,218	($2,031)	$11,187	$14,860	($3,410)	$11,450

Interest-Bearing Liabilities:
NOW deposits	$54	($34)	$20	$114	($48)	$66
Money market deposits	562	(993)	(431)	1,704	(241)	1,463
Savings deposits	302	169	471	170	(390)	(220)
Time deposits	1,635	(501)	1,134	209	(154)	55
Short-term borrowings	301	(57)	244	109	(17)	92
Long-term borrowings	107	(174)	(67)	2,410	(12)	2,398
Junior subordinated debt owed to unconsolidated trusts	2,648	(257)	2,391	(4,631)	3,542	(1,089)

Total interest-bearing liabilities	$5,609	($1,847)	$3,762	$85	$2,680	$2,765

Net change in net interest income			$7,425			$8,685

(1)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

Provision For Loan Losses

     During 2004, we made a provision of $1.8 million to the allowance for loan losses, as compared to a provision of $1.3 million in 2003 and $1.2 million in 2002. The increased 2004 provision reflects the growth in the overall loan portfolio especially in higher risk categories of commercial and commercial real estate loans and management’s assessment of general economic conditions. Net loan charge-offs for 2004 were $1.3 million, an increase of $265,000 from the $1.1 million of net charge-offs in 2003. This compares to net charge-offs of $1.1 million in 2002. Although we consider the allowance for loan losses to be adequate to provide for potential losses in the loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that the subsidiary banks will not be required to make further and possibly larger additions to their allowance in the future.

Non-Interest Income

     Non-interest income increased $374,000 in 2004 and $5.0 million in 2003. The 2004 growth in non-interest income can be attributed to higher fees collected on deposit accounts and the growth in tax, brokerage and insurance commissions generated by CFG Financial Services. The 2004 growth in non-interest income was also positively impacted by the completed acquisition of Wisconsin State Bank and the full-year inclusion of Reedsburg’s operations. The 2003 increase was primarily from growth in mortgage banking revenues and service charges collected on loans to which were the result of higher origination volumes and loan refinances. Additionally, non-interest income increased during 2003 from growth in tax, brokerage and insurance commissions due to growth in sales and the acquisitions of KCW and IFS during 2003 and was also positively impacted by the completed acquisitions of Fortress and Reedsburg. The composition of non-interest income is shown in the following table (dollars in thousands).

	For the Year Ended December 31,
	2004	2003	2002

Service charges on deposit accounts	$3,566	$2,649	$1,625
Service charges on loans	2,154	2,565	1,260
Tax fees, brokerage and insurance commissions	1,547	1,165	215
Securities gains, net	191	360	111
Gain on sale of loans, net	494	1,859	695
Net gain on sale of premises	158	2	360
Other	3,427	2,563	1,861

Total non-interest income	$11,537	$11,163	$6,127

     Service charge income on deposit accounts increased $917,000 in 2004 and $1.0 million in 2003. The increases in both years continue to reflect the benefits from growth in deposit accounts, both internal and through acquisitions and fee structure modifications company wide.

     Service charges on loans decreased $411,000 from $2.6 million in 2003 to $2.2 million in 2004. The decrease is due directly to the higher level of mortgage and commercial loans refinanced and originated in 2003. The increase in loan fees from 2002 to 2003 can be attributed to the high volume of new loans generated and refinanced in 2003.

     Fees from tax services and brokerage and insurance services increased $382,000 from $1.2 million in 2003 to $1.5 million in 2004. The increase can be attributed to the growth in sales that occurred during 2003 and the full-year recognition of the KCW commissions. The increase in fees and commissions from 2002 to 2003 can be attributed to the acquisitions of KCW and IFS that occurred during 2003.

     We recorded a net gain of $191,000 on the sale of $14.1 million of securities in 2004, a gain of $360,000 on the sale of $15.1 million of securities in 2003 and a gain of $111,000 on the sale of $7.7 million of securities in 2002. The proceeds from the sale of the investments were used to fund loan demand or to reduce debt.

     We recorded $494,000 in gains on the sale of loans in 2004, compared to $1.9 million in 2003 and $695,000 in 2002. All-time low market interest rates led to higher secondary market sales of 15 and 30 year residential mortgage loans in 2003 and 2002. Higher interest rates in 2004 resulted in reduced opportunities to sell loans.

     Other non-interest income was $3.4 million in 2004, compared to $2.6 million in 2003 and $1.9 million in 2002. Other non-interest income includes credit and debit card income, safe deposit box fees, ATM fees and income associated the increased cash surrender value of life insurance policies. The increase for 2004 was due in part to the Wisconsin State Bank acquisition and the full-year recognition of the 2003 Reedsburg acquisition. The increase for 2003 was due in part to the Reedsburg acquisition and the full-year recognition of the 2002 Fortress acquisition.

Non-Interest Expense

     Non-interest expense increased $13.1 million (40.0%) for the year ended December 31, 2004, and increased $10.6 million (47.9%) for the year ended December 31, 2003. In 2004, the acquisition of Wisconsin State Bank and the full-year recognition of the 2003 Reedsburg and KCW acquisitions contributed partially to the rise in expenses. Also affecting 2004 were nonrecurring expenses associated with our data processing conversions and complying with Sarbanes-Oxley. In 2003, the acquisitions of Reedsburg and KCW and the full-year impact of the 2002 acquisition of Fortress contributed to the rise in expenses. The major components of non-interest expense are shown in the following table (dollars in thousands).

	For the Year Ended December 31,
	2004	2003	2002

Salaries and employee benefits	$24,646	$18,655	$12,439
Premises and equipment	6,387	4,079	3,419
Marketing and business development	2,321	1,509	894
Data processing fees	2,296	1,193	1,261
Data processing conversions	573	—	—
System installations	830	—	—
Sarbanes-Oxley implementation	783	—	—
Other	8,003	7,300	4,126

Total noninterest expense	$45,839	$32,736	$22,139

     Salaries and employee benefits increased $6.0 million in 2004 due in part to acquisition of Wisconsin State Bank, the full-year recognition of the 2003 Reedsburg and KCW acquisitions and staff additions made to implement our “Vision Unlimited” centralization project. Also impacting salaries and employee benefits in 2004 were higher benefit costs and normal pay increases. Salaries and employee benefits increased $6.2 million in 2003. The increase was primarily due to the full-year recognition of the Fortress acquisition that was completed on November 30, 2002. Also impacting salaries and employee benefits in 2003 were additional staff hires particularly in the business development and acquisition support staff areas, higher benefit costs, changes in personnel and normal pay increases.

     Premises and equipment expense increased $2.3 million in 2004 primarily due to the acquisition of Wisconsin State Bank and the full-year recognition of the 2003 Reedsburg acquisition. Also impacting premises and equipment expense were increases in depreciation associated with new equipment and facilities as well as the regular maintenance of our existing facilities. Premises and equipment expense increased $660,000 in 2003. The increase was primarily due to the full-year recognition of the 2002 Fortress acquisition.

     Marketing and business development costs increased $812,000 in 2004, and increased $615,000 in 2003. The increase in 2004 can be attributed in part to the acquisition of Wisconsin State Bank and the full-year recognition of the 2003 Reedsburg acquisition as well as the development of a centralized marketing program and branding campaign that delivered a consistent message throughout our entire organization. The 2003 increase can be attributed to a campaign associated with developing our non-insured investment products, advertising of deposit products and effects of the Reedsburg acquisition and the full-year recognition of the 2002 Fortress acquisition.

     During 2004 we successfully converted all of our banks to a single data processing platform. We believe this upgrade in service has allowed us to better manage risk, operate more efficiently and serve our clients better. An upgrade of this magnitude can not be accomplished without the related costs. Data processing fees increased $1.1 million in 2004 and decreased $68,000 in 2003. The 2004 increase was due in part to the acquisition of Wisconsin State Bank and the full-year recognition of the 2003 Reedsburg acquisition. Also impacting data processing expense in 2004 were increased telecommunication expense, software licensing costs, and the further development of our internet banking service. The 2003 decrease was due to the efficiencies gained from a larger organization.

     In addition to the on-going data processing expense, we absorbed $573,000 in non-recurring data processing conversion and de-conversion costs paid to our current service bureau and to our bank’s prior service bureau providers to convert their data to the new system. In addition to the conversion cost, we incurred $830,000 of nonrecurring system installation expense. In 2004 we installed various product delivery systems to better manage risk, operate more efficiently and serve our clients better. The two largest system installations were an updated and centralized loan documentation system that allows all loan documents to be created at a centralized location and remotely printed at each one of our locations. In addition, in 2004 we also implemented a document imaging system that allows us to more efficiently view and store documents, provide our internet banking customers with on-line access to their processed checks and provides our clients with copies of items rather than storing original documents. The elimination of original documents greatly reduces the amount of storage space needed as well as gives our employees more timely access to information.

     Like all public companies, we are required to comply with the Sarbanes-Oxley Act of 2002. We utilized a combination of an independent third party and internal resources to complete the internal control evaluation and testing needed to comply with the new certification requirements. In addition to the third party, our external auditors were required to review and test our policies and procedures. In 2004 the cost of the independent third party review and the testing by our external auditors amounted to $783,000.

Although the majority of this expense was due to the formation and testing of new policies and procedures, future expense will be incurred in the form of increased external auditor fees.

     Other expenses increased $703,000 in 2004 and $3.2 million in 2003. The increase in 2004 can be attributed primarily to the acquisitions of Wisconsin State Bank and the full-year recognition of the 2003 Reedsburg and KCW acquisitions. The increases in 2003 are the result of implementing our strategic plan, training our employees on sales techniques, maintaining our internet banking program, various consulting fees and legal fees. The Reedsburg and KCW acquisitions and the full-year recognition of the 2002 Fortress acquisition also impacted other expenses.

Income Taxes

     Our consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans and interest income on assets held in the portfolios of our Nevada investment subsidiaries for which state taxes have historically not been imposed. Our recorded provisions for income taxes totaled $2.3 million in 2004, $4.1 million in 2003 and $3.2 million in 2002. The corresponding effective tax rate for the same years were 36.1%, 33.1% and 33.7%. In 2004 our effective tax rate increased due to the findings of Wisconsin Department of Revenue audits conducted at our Nevada investment subsidiaries which resulted in state taxes being imposed on a portion of the assets held in those subsidiaries. In addition, in 2004 we have established a $730,000 tax reserve in the event it should be necessary to make any future payments to the Wisconsin Department of Revenue with respect to our Nevada investment subsidiaries.

Loans Receivable

     Loans receivable (net of allowance) increased $180.1 million, or 21.2%, from $847.9 million at December 31, 2003, to $1.0 billion at December 31, 2004. The 2004 loan growth can be attributed to both internal growth as well as acquisition growth associated with the Wisconsin State Bank acquisition. At the time of the acquisition, Wisconsin State Bank had $72.9 million of loans. In 2004, the Corporation performed an evaluation of the purpose and collateral of each loan. This evaluation resulted in a reallocation of loan dollars between primarily commercial real estate and commercial loans. Loans receivable consist mainly of commercial business loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market area. The following table shows the composition of our loan portfolio on the dates indicated:

	At December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
First mortgage:
Conventional single-family residential	$142,926	$113,479	$98,075	$78,377	$98,730
Commercial and multifamily residential	436,612	283,433	198,250	180,102	173,107
Construction	76,267	47,894	32,995	34,744	47,767
Farmland	55,710	43,676	20,847	7,312	7,027

	711,515	488,482	350,167	300,535	326,631

Commercial business loans	240,575	294,645	246,787	140,671	110,291
Consumer and installment loans	49,136	51,886	51,883	32,401	33,327
Home equity loans	26,592	14,664	9,492	6,140	4,545
Other	10,863	7,397	7,109	3,148	3,377

	327,166	368,592	315,271	182,360	151,540

Less:
Allowance for loan losses	10,622	9,136	7,663	5,563	5,010

	$1,028,059	$847,938	$657,775	$477,332	$473,161

     The following table presents information as of December 31, 2004 regarding first mortgage and commercial business loan maturities and contractual principal repayments of loans during the periods indicated. Loans with adjustable interest rates are shown maturing in the year of their contractual maturity. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

		After one but
		Within five
	Within one year	years	After five years	Total
	(dollars in thousands)
Commercial business loans	$169,022	$68,234	$3,319	$240,575
First mortgage loans	373,029	322,492	15,994	711,515

	$542,051	$390,726	$19,313	$952,090

Loans maturing after one year with:
Fixed interest rates		$371,186	$19,300
Variable interest rates		19,540	13

		$390,726	$19,313

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

     The allowance for loan losses is maintained at an amount that we believe will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review our allowance for loan losses and may require us to make additions to the allowance based on their evaluation of information available at the time of their examinations. The allowance for loan losses increased from $9.1 million at December 31, 2003, to $10.6 million at December 31, 2004. The 2004 allowance for loan losses growth can be attributed to provisions made during 2004 offset by net charge-offs as well as the Wisconsin State Bank allowance at the time of the acquisition. At the time of the acquisition, the Wisconsin State Bank had a $1.0 million allowance for loan losses. The remaining increase was due to the growth in the loan portfolio, the general uncertainty regarding economic conditions and the increase in non-performing loans and charge-offs recorded in 2004 and 2003. The ratio of the allowance for loan losses to total loans was 1.02% at December 31, 2004 and 1.07% at December 31, 2003. Based on the present economic environment and our analysis of the financial condition of the borrowers, we consider the present allowance to be appropriate and adequate to cover probable losses inherent in the loan portfolio, however, changes in future economic conditions and in the financial condition of borrowers cannot be predicted at this time. Deterioration in such conditions could result in increases in charge-offs or adversely classified loans and accordingly, in additional provisions for loan losses.

     The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table:

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance at beginning of year	$9,136	$7,663	$5,563	$5,010	$4,047
Charge-offs:
Conventional single-family mortgage residential	49	84	1	6	91
Commercial and multifamily residential	326	69	647	—	—
Agricultural loans	104	—	—	—	—
Commercial business loans	383	532	99	210	107
Consumer and installment loans	863	746	429	379	92

Total charge-offs	1,725	1,431	1,176	595	290
Recoveries	(419)	(390)	(112)	(23)	(14)

Net charge-offs	1,306	1,041	1,064	572	276
Increase due to acquisition	999	1,203	2,008	—	—
Provisions charged to operations	1,793	1,311	1,156	1,125	1,239

Balance at end of year	$10,622	$9,136	$7,663	$5,563	$5,010

Ratios:
Net charge-offs to average loans outstanding	0.14%	0.14%	0.21%	0.11%	0.06%
Net charge-offs to total allowance	12.30%	11.39%	13.88%	10.28%	5.51%
Allowance to year end gross loans outstanding	1.02%	1.07%	1.15%	1.15%	1.05%

Non-performing and Delinquent Loans

     When in the opinion of management, serious doubt exists as to the collectability of a loan, the loan is placed on non-accrual status and interest previously accrued but unpaid is deducted from interest income. We do not recognize income on any loans past due 90 days or more. In 2004, $538,000 of additional income on nonaccrual loans would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the year. Additionally, in 2003 we would have reported an additional $613,000 of interest income on non-accrual loans had the loans been in accordance with their original terms.

     Nonperforming assets increased by $2.9 million from $7.2 million at December 31, 2003 to $10.2 million at December 31, 2004. The increase in non-performing assets can be attributed to the increase in nonaccrual loans, primarily commercial business loans and commercial real estate loans which was partially offset by the sale of property previously held in other real estate owned. Other real estate owned is principally comprised of commercial properties acquired in partial or total satisfaction of problem loans. Management believes that losses on non-performing assets will be minimal due to the collateral position in each situation.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands):

	At December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Nonaccrual loans	$8,871	$5,282	$3,203	$4,429	$1,815
Other real estate owned	1,296	1,945	2,382	139	117

Total non-performing assets	$10,167	$7,227	$5,585	$4,568	$1,932

Ratios:
Non-accrual loans to total loans	0.85%	0.62%	0.48%	0.92%	0.38%
Allowance to non-accrual loans	119.74%	172.96%	239.24%	125.60%	276.03%
Non-performing assets to total assets	0.75%	0.63%	0.61%	0.75%	0.32%

Potential Problem Loans

     We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention (or equivalent designation at the various subsidiary banks). As of December 31, 2004, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $40.9 million compared to $20.5 million as of December 31, 2003, an increase of $20.4 million or 99.5%. The majority of the increase can be directly related to inclusion of three commercial business loans into these categories. Management believes that no losses will be realized from these loans. Also contributing to the growth in potential problem loans was the inclusion of loans acquired during our recent acquisition and a more aggressive approach in the evaluation of potential problem loans from the prior period.

     Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Banks' primary regulators, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We have established an adequate allowance for probable loan losses. We analyze the process regularly, with modifications made if needed, and report those results four times per year to each subsidiary bank's Board of Directors. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan loses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowance may become necessary.

Investment Securities

     The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and lastly earnings potential. Investment securities at December 31, 2004 were $172.6 million compared to $156.6 million at December 31, 2003. The 2004 investment security growth can be attributed to both internal growth as well as acquisition growth associated with the Wisconsin State Bank acquisition. At the time of the acquisition, the Wisconsin State Bank had $11.5 million of investment securities. The 2003 growth in investment securities was primarily due to The Reedsburg Bank acquisition.

     Management determines the appropriate classification of securities (including mortgage-related securities) at the time of purchase. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholder’s equity. See Notes 1 and 4 to Consolidated Financial Statements for further details.

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

     The following table sets forth our estimated fair value of investment securities available-for-sale at the dates indicated:

	At December 31,
	2004	2003	2002
	(dollars in thousands)
U.S. Treasury and other U.S. government securities	$10,174	$32,402	$24,064
State and political subdivision securities	68,297	48,859	39,901
Corporate bonds	75	75	75
Mutual funds	—	—	3,069
Collateralized mortgage obligations	51,294	34,249	28,611
Mortgage-backed securities	42,724	41,012	34,405

	$172,564	$156,597	$130,125

     The maturity distribution (based upon the average life) and weighted average yield of our securities portfolio as of December 31, 2004 are summarized in the following table:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other government agency securities	$2,979	2.36%	$5,619	3.23%	$1,610	4.27%	$—	—%
State and political subdivision securities	2,727	3.99	14,708	4.87	36,278	5.70	13,574	5.83
Corporate bonds	25	7.45	50	4.23	—	—	—	—
Collateralized mortgage obligations	4,445	2.90	41,818	4.00	5,315	4.20	—	—
Mortgage-backed securities	747	3.93	35,630	3.87	5,657	4.86	428	3.57

	$10,923	3.10%	$97,825	4.04%	$48,860	5.39%	$14,182	5.76%

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

     Total deposits increased $121.1 million to $1.0 billion on December 31, 2004, from $911.9 million on December 31, 2003. The 2004 deposit growth can be attributed to both internal growth as well as acquisition growth associated with the Wisconsin State Bank acquisition. At the time of the acquisition, the Wisconsin State had $80.0 million of deposits. The 2003 deposit growth can be attributed to both internal growth as well as acquisition growth associated with the Reedsburg acquisition. At the time of the acquisition, The Reedsburg Bank had $120.6 million of deposits. The average increase in time deposits occurred via increases in retail certificates of deposits and retail jumbo certificates of deposits, while the increase in NOW and money market deposits can be attributed to depositors desiring to stay liquid as market interest rates remained low in 2004. The following table sets forth the average amount of and the average rate paid by the banks on deposits by deposit category:

	For the Year Ended December 31,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Non-interest-bearing demand deposits	$119,839	0.00%	$95,351	0.00%	$72,662	0.00%
NOW and money market deposits	348,342	0.95	294,876	1.26	146,096	1.50
Savings deposits	128,954	0.85	90,723	0.69	78,357	1.08
Time deposits	354,332	2.38	283,156	2.58	213,791	3.40

Total	$951,467	1.35%	$764,106	1.52%	$510,906	2.02%

     Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 2004, are summarized as follows (dollars in thousands):

3 months or less	$27,575
Over 3 through 6 months	37,938
Over 6 through 12 months	28,431
Over 12 months	29,674

Total	$123,618

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

     The following table shows outstanding amounts of borrowings together with the weighted average interest rates, at the dates indicated (dollars in thousands).

	At December 31,
	2004		2003		2002
	Balance	Rate	Balance	Rate	Balance	Rate

Federal Funds purchased	$51,142	2.59%	$24,500	1.29%	$—	—%
Securities sold under agreements to repurchase	19	0.85	1,588	1.27	3,101	1.53
Other short-term borrowings	10,161	3.92	7,919	2.54	14,987	3.34
Long-term borrowings	111,054	3.55	72,346	4.00	72,322	3.96
Junior subordinated debt owed to unconsolidated trusts	46,394	6.16	36,084	6.30	10,310	4.75

	$218,770	3.90%	$142,437	4.00%	$100,720	3.87%

     The following table shows the maximum amounts outstanding of borrowings for each of the past three years (dollars in thousands).

	For the year ended December 31,
	2004	2003	2002

Federal Funds purchased	$51,142	$24,500	$19,313
Securities sold under agreements to repurchase	2,424	8,425	9,894
Other short-term borrowings	13,770	16,222	14,987
Long-term borrowings	112,467	83,879	72,322
Junior subordinated debt owed to unconsolidated trusts	46,394	36,084	10,310

	$226,197	$169,110	$126,826

     The following table shows for the periods indicated the daily average amount outstanding for the categories of borrowings, the interest paid and the weighted average rates (dollars in thousands).

	For the year ended December 31,
	2004		2003		2002
	Balance	Rate	Balance	Rate	Balance	Rate

Federal Funds purchased	$29,757	1.72%	$7,245	1.57%	$8,474	2.07%
Securities sold under agreements to repurchase	804	1.25	5,059	1.28	7,273	1.88
Other short-term borrowings	9,859	3.23	11,124	2.70	6,189	3.44
Long-term borrowings	96,617	3.67	69,300	3.71	55,692	4.03
Junior subordinated debt owed to unconsolidated trusts	38,690	6.19	19,073	6.06	1,361	4.75

	$175,727	3.86%	$111,801	3.77%	$78,989	3.59%

Capital Resources and Adequacy

     Stockholders’ equity increased from $80.0 million at December 31, 2003 to $91.7 million at December 31, 2004. Approximately $10.2 million of capital growth was due to the Random Lake acquisition. The $4.0 million increase from earnings retention were partially offset by the payment of $2.5 million in cash dividends to shareholders and the $158,000 decrease in the investment portfolio market value.

     Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percent of total assets and total capital as a percent of risk-based assets. The minimum core capital requirement ranges from 3% to 5% of total assets, depending upon the Federal Reserve Board’s determination of the financial institution’s strength. Similar capital guidelines are also established for our individual banking subsidiaries. Most financial institutions are required to meet a minimum core capital requirement of 4% or more of total assets. The regulations assign risk weightings to assets and off-balance sheet items and require minimum risk-based capital ratios. Bank holding companies generally are required to have total capital equal to not less than 8% of risk weighted assets. Core capital consists principally of shareholders’ equity less intangibles, while qualifying total capital consists of core capital, portions of trust preferred securities and a portion of the reserve for loan losses. As of December 31, 2004, we had a total capital to risk weighted assets ratio of 10.14%, and Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank Financial, Fortress Bank of Westby, Fortress Bank of Cresco, Fortress Bank Minnesota, The Reedsburg Bank and Wisconsin State Bank had total capital to risk weighted assets ratios of 10.02%, 11.42%, 11.55%, 10.51%, 11.18%, 12.72%, 12.45%, 11.11% and 12.27% respectively. These ratios are above the 2004 minimum requirements established by regulatory agencies to be well-capitalized.

     In accordance with Federal Reserve Board regulations in effect at December 31, 2004, the Corporation is allowed, for regulatory purposes, to included $30,412,000 of the capital securities issued by the Trusts in Tier 1 capital, with the remaining $14,588,000 included in Tier II capital. In March 2005, the Federal Reserve Board issued final regulations, which become effective March 31, 2009. If those regulations had been in effect at December 31, 2004, the Corporation would have been allowed to include approximately $18,440,000 of the securities in Tier 1 capital and the remainder in Tier II capital. The Corporation would exceed all regulatory minimum capital ratios if the regulations that are to take effect were in place as of December 31, 2004.

     For a summary of the banks’ regulatory capital ratios at December 31, 2004, please see Note 17 to Consolidated Financial Statements.

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

Liquidity and Capital Resources

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. We had liquid assets of $44.3 million and $47.7 million on December 31, 2004 and December 31, 2003, respectively. Management believes liquidity and capital levels are adequate at December 31, 2004.

     Our liquidity, represented by cash and cash equivalents, is a product of our operating activities, investing activities and financing activities. These activities are summarized below:

	For the Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Cash and cash equivalents at beginning of period	$47,655	$61,755	$37,468
Operating activities:
Net income	4,002	8,228	6,385
Adjustments to reconcile net income to net cash provided by operating activities	4,892	1,935	4,033

Net cash provided by operating activities	8,894	10,163	10,418
Net cash used in investing activities	(118,676)	(109,462)	(57,473)
Net cash provided by financing activities	106,397	85,199	71,342

Increase (decrease) in cash and cash equivalents	$(3,385)	$(14,100)	$24,287

Cash and cash equivalents at end of period	$44,270	$47,655	$61,755

     Net cash was provided by operating activities during the years ended December 31, 2004, 2003 and 2002 primarily as a result of normal ongoing business operations. The non-cash items, such as the provisions for loan losses and depreciation and the net amortization of premiums, also contributed to net cash provided by operating activities during these periods.

     Liquidity is also necessary at the parent company level. The parent company’s primary source of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $8.3 million, $7.3 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and will continue to be the parent company’s main source of long-term liquidity. The dividends from our banks were sufficient to pay cash dividends to our shareholders of $2.5 million, $2.2 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002 respectively. At December 31, 2004, the parent company had $20.0 million in lines of credit with unaffiliated banks available, with a $7.0 million balance outstanding.

     The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2004 (dollars in thousands).

	Time deposits	Long-term debt (1)	Operating leases	Total
2005	$270,945	$30,219	$1,088	$302,252
2006	73,495	18,564	1,016	93,075
2007	27,526	24,814	755	53,095
2008	12,306	22,812	754	35,872
2009	11,204	9,000	754	20,958
Thereafter	—	52,039	—	52,039

Total	$395,476	$157,448	$4,367	$557,291

Commitments to originate mortgage loans				$20,104

Unused lines of credit				$185,447

Standby letters of credit				$12,574

(1)	Long-term debt includes junior subordinated debt owed to unconsolidated trusts

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

     The following table shows the interest rate sensitivity gap for four different time intervals as of December 31, 2004. Certain assumptions regarding prepayment and withdrawal rates are based upon our historical experience, and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of December 31, 2004
	Within	Six to Twelve	One to Five	Over
	Six Months	Months	Years	Five Years	Total
		(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$104,320	$63,714	$303,232	$15,981	$487,247
Adjustable-rate mortgage loans	193,041	11,954	19,260	13	224,268

Total mortgage loans	297,361	75,668	322,492	15,994	711,515
Commercial business loans	147,654	21,369	68,233	3,319	240,575
Consumer loans	17,849	6,537	23,703	1,047	49,136
Home equity loans	25,820	2	770	0	26,592
Other loans	7,760	504	1,699	900	10,863
Mortgage-related securities	36,707	14,793	28,192	14,326	94,018
Fixed rate investment securities and other	1,984	3,730	20,448	52,383	78,545
Variable rate investment securities and other	31,108	0	0	0	31,108

Total interest-earning assets	$566,243	$122,603	$465,537	$87,969	$1,242,352

Interest-bearing liabilities:
Deposits
Time deposits	$177,036	$93,909	$124,531	$0	$395,476
NOW accounts	5,923	5,923	59,234	27,643	98,723
Savings accounts	7,891	7,891	78,907	36,824	131,513
Money market accounts	31,258	14,624	146,241	66,729	258,852
Short-term borrowings	59,312	2,010	0	0	61,322
Long-term borrowings	11,044	16,611	77,755	5,644	111,054
Junior subordinated debt owed to unconsolidated trusts	28,352	0	0	18,042	46,394

Total interest-bearing liabilities	$320,816	$140,968	$486,668	$154,882	$1,103,334

Interest-earning assets less interest-bearing liabilities	$245,427	($18,365)	($21,131)	($66,913)	$139,018

Cumulative interest rate sensitivity gap	$245,427	$227,062	$205,931	$139,018

Cumulative interest rate sensitivity gap as a percentage of total assets	18.09%	16.73%	15.17%	10.24%

     At December 31, 2004, our cumulative interest-rate sensitive gap as a percentage of total assets was a positive 18.09% for six months and a positive 16.73% for one-year maturities. Therefore, we are positively gapped and may benefit from rising interest rates.

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

     Along with the analysis of the interest rate sensitivity gap, determining the sensitivity of future earnings to a hypothetical plus 200 basis point rate change or minus 100 basis point change can be accomplished through the use of simulation modeling. In addition to the assumptions used to measure the interest rate sensitivity gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12-month period is compared to the pretax income calculated using flat rates. This difference represents our earning sensitivity to a plus 200 basis point rate change or minus 200 basis point change. The table below illustrates these amounts as of December 31, 2004.

	Percent Change in Net Interest Income
Change in Interest Rates	2004	2003
+ 200 basis points	8.17%	8.16%
+ 150 basis points	6.12%	5.46%
+ 100 basis points	3.45%	2.76%
+ 50 basis points	0.69%	1.07%
Base Scenario	0.00%	0.00%
- 50 basis points	(4.92)%	(5.76)%
- 100 basis points	(6.88)%	(7.55)%
- 150 basis points	(10.90)%	(11.69)%
- 200 basis points	(13.72)%	(14.34)%

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

     We determine another component of interest rate risk, fair value at risk, through the technique of simulating the fair value of equity in changing rate environment. This technique involves determining the present value of all contractual asset liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates plus 200 basis point rate change or minus 100 basis point change to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 1.0% of our market value as of December 31, 2004.

Item 8. Financial Statements and Supplementary Data

     The consolidated balance sheets of the Corporation and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2004 are attached. Selected quarterly financial data is included in Item 6.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chairman of the Board and Principal Executive Officer and the Corporation’s Chief Financial Officer, of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Corporation’s Chairman of the Board and Principal Executive Officer and the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Corporation has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Corporation’s Chairman of the Board and Principal Executive Officer and the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

     There was no change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Corporation’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

     The management of Merchants and Manufacturers Bancorporation, Inc. (Merchants) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended). Merchants’ internal control over financial reporting is designed to provide reasonable assurance to Merchants’ management and board of directors regarding the preparation and fair presentation of published financial statements. Merchants’ internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Merchants;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Merchants are being made only in accordance with authorizations of management and directors of Merchants; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Merchants’ assets that could have a material effect on the financial statements.

     In August 2004, Merchants acquired Random Lake Bancorp Limited (Random Lake) and its subsidiary bank Wisconsin State Bank through the merger of Random Lake into a wholly owned subsidiary of Merchants. As permitted by the Securities and Exchange Commission, management excluded Wisconsin State Bank from its assessment of the effectiveness of Merchants’ internal control over financial reporting as of December 31, 2004. Wisconsin State Bank had total assets of $100.4 million, or 7.4% of Merchants’ total consolidated assets, as of December 31, 2004. Since its acquisition by Merchants, Wisconsin State Bank recorded gross revenue of $2.3 million, or 3.07% of Merchants’ total consolidated gross revenue for the year ended December 31, 2004. Net income recorded by Wisconsin State Bank after the acquisition was $314,000, or 7.8% of Merchants’ total consolidated net income for the year ended December 31, 2004.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     Merchants’ management assessed the effectiveness of Merchants’ internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set for the by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, which excluded Wisconsin State Bank as described above, management believes that, as of December 31, 2004, Merchants’ internal control over financial reporting was effective based on those criteria.

     McGladrey & Pullen, the independent registered public accounting firm that audited Merchants’ financial statements included in this Annual Report, issued an audit report on management’s assessment of Merchants’ internal control over financial reporting. McGladrey & Pullen’s audit report appears on page one of that report.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information in response to this item is incorporated herein by reference to the Corporation’s proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end covered by this report.

Item 11. Executive Compensation

     The information in response to this item is incorporated herein by reference to the Corporation’s proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information in response to this item is incorporated herein by reference to the Corporation’s proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end covered by this report.

Equity Compensation Plan Information

     The following table summarizes share information, as of December 31, 2004, for the Corporation’s equity compensation plan, the 1996 Incentive Stock Option Plan. This plan has been approved by the Corporation’s shareholders.

	Number of		Number of
	common shares to be		common shares
	issued upon exercise	Weighted-average	available for future
	of outstanding	exercise price of	issuance under
	options,	outstanding options,	equity
Plan Category	warrants, and rights	warrants, and rights	compensation plans
Equity compensation plans approved by stockholders	98,921	$33.39	111,079
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	98,921	$33.39	111,079

Item 13. Certain Relationships and Related Transactions

     The information in response to this item is incorporated herein by reference to the Corporation’s proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end covered by this report.

Item 14. Principal Accountant Fees and Services

     The information in response to this item is incorporated herein by reference to the Corporation’s proxy statement, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents Filed:

1 and 2.	Financial Statements and Financial Statement Schedules. The following financial statements of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries are filed as a part of this report under Item 8. “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

All financial statement schedules have been omitted as they are not applicable or because the information is included in the financial statements or notes thereto.

3.Exhibits.	All required exhibits have been furnished in connection with and are incorporated by reference to previous filing, except for the exhibits set forth on the Exhibit List appearing elsewhere in this filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

By:	/s/ Michael J. Murry.

Michael J. Murry
Chairman of the Board of Directors & Principal Executive Officer

Date: March 16, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS

/s/ Michael J. Murry	Chairman of the Board of Directors	March 16, 2005
Michael J. Murry	& Principal Executive Officer

/s/ James C. Mroczkowski	Executive Vice President & Chief	March 16, 2005
James C. Mroczkowski	Financial Officer

DIRECTORS

/s/ Michael J. Murry	Chairman of the Board of Directors	March 16, 2005
Michael J. Murry

/s/ Nicholas S. Logarakis	Director	March 16, 2005
Nicholas S. Logarakis

/s/ Rodney T. Goodell	Director	March 16, 2005
Rodney Goodell

/s/ Donald A. Zellmer	Director	March 16, 2005
Donald Zellmer

/s/ James A. Sass	Director	March 16, 2005
James A. Sass

/s/ Thomas J. Sheehan	Director	March 16, 2005
Thomas J. Sheehan

/s/ J. Michael Bartels	Director	March 16, 2005
J. Michael Bartels

/s/ William L. Adamany	Director	March 16, 2005
William L. Adamany

/s/ Steven R. Blakeslee	Director	March 16, 2005
Steven R. Blakeslee

/s/ Sr. Joel Read	Director	March 16, 2005
Sr. Joel Read

/s/ Harold J. Mueller	Director	March 16, 2005
Harold J. Mueller

Merchants and Manufacturers
   Bancorporation, Inc. and Subsidiaries

Consolidated Financial Report
12.31.2004

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
     on Internal Control over Financial Reporting

To the Audit Committee of the Board of Directors
Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
New Berlin, Wisconsin

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Merchants and Manufacturers Bancorporation, Inc. and subsidiaries (the Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Merchants and Manufacturers Bancorporation, Inc. and subsidiaries acquired Random Lake Bancorp, Ltd. (Random Lake) during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, Random Lake’s internal control over financial reporting associated with total assets of $100.4 million, total revenue of $2.3 million, and net income of $314,000 included in the consolidated financial statements of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Random Lake Bancorp, Ltd.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Corporation and subsidiaries and our report dated March 4, 2005 expressed an unqualified opinion.

Madison, Wisconsin
March 4, 2005

Report of Independent Registered Public Accounting Firm
     on Consolidated Financial Statements

To the Board of Directors
Merchants and Manufacturers
     Bancorporation, Inc. and Subsidiaries
New Berlin, Wisconsin

We have audited the accompanying consolidated balance sheets of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion.

Madison, Wisconsin
March 4, 2005

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
	(Amounts In Thousands, Except
	Share and Per Share Amounts)
Assets

Cash and Due From Banks (Note 3)	$33,839	$29,376
Interest Bearing Deposits in Banks	1,178	2,647
Federal Funds Sold	9,253	15,632

Cash and cash equivalents	44,270	47,655

Available-for-Sale Securities (Note 4)	172,564	156,597
Loans, less allowance for loan losses of $10,622 and $9,136 at December 31, 2004 and 2003, respectively (Note 5 and Note 9)	1,028,059	847,938
FHLB Stock	19,649	16,245
Premises and Equipment (Note 6)	30,355	20,591
Goodwill (Note 7)	31,885	26,943
Intangible Assets (Note 7)	3,829	3,559
Other Assets	21,035	21,658
Accrued Interest Receivable	5,419	4,421

Total assets	$1,357,065	$1,145,607

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$148,482	$109,755
Interest bearing	884,564	802,193
Total deposits (Note 8)	1,033,046	911,948
Short-term borrowings (Note 9)	61,322	34,007
Long-term borrowings (Note 9)	111,054	72,346
Junior subordinated debt owed to unconsolidated trusts (Note 10)	46,394	36,084
Accrued interest payable	1,944	1,417
Other liabilities	11,566	9,831

Total liabilities	1,265,326	1,065,633

Commitments and Contingent Liabilities (Note 15)

Stockholders’ Equity (Note 17)
Preferred stock, $1.00 par value; 250,000 shares authorized, shares issued and shares outstanding — none	—	—
Common stock $1.00 par value; 6,000,000 shares authorized; shares issued: 3,770,251 - 2004; 3,436,051 - 2003; shares outstanding: 3,674,054 - 2004; 3,326,104 - 2003	3,770	3,436
Additional paid-in capital	53,421	43,691
Retained earnings	36,486	35,007
Accumulated other comprehensive income	505	663
Treasury stock, at cost (96,197 shares - 2004; 109,947 shares - 2003)	(2,443)	(2,823)

Total stockholders’ equity	91,739	79,974

Total liabilities and stockholders’ equity	$1,357,065	$1,145,607

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
	(Amounts In Thousands, Except Per Share Amounts)
Interest and dividend income:
Interest and fees on loans	$55,110	$45,368	$35,716
Interest and dividends on securities:
Taxable	1,671	2,080	893
Tax-exempt	1,876	1,410	926
Interest on mortgage-backed securities	3,176	1,988	2,050
Interest on interest bearing deposits in banks and federal funds sold	155	204	318

Total interest and dividend income	61,988	51,050	39,903

Interest expense:
Interest on deposits	12,853	11,659	10,295
Interest on short-term borrowings	838	479	502
Interest on long-term borrowings	3,546	2,578	2,244
Interest on junior subordinated debt owed to unconsolidated trusts	2,396	1,155	65

Total interest expense	19,633	15,871	13,106

Net interest income	42,355	35,179	26,797

Provision for loan losses (Note 5)	1,793	1,311	1,156

Net interest income after provision for loan losses	40,562	33,868	25,641

Noninterest income:
Service charges on deposit accounts	3,566	2,649	1,625
Service charges on loans	2,154	2,565	1,260
Securities gains, net	191	360	111
Gain on sale of loans, net	494	1,859	695
Net gain on sale of premises and equipment	158	2	360
Tax, brokerage and insurance commissions	1,547	1,165	215
Other	3,427	2,563	1,861

Total noninterest income	11,537	11,163	6,127

Noninterest expenses:
Salaries and employee benefits	24,646	18,655	12,439
Premises and equipment	6,387	4,079	3,419
Data processing fees	2,296	1,193	1,261
Data processing conversions	573	—	—
Marketing and business development	2,321	1,509	894
System installations	830	—	—
Sarbanes-Oxley implementation	783	—	—
Other	8,003	7,300	4,126

Total noninterest expenses	45,839	32,736	22,139

Income before income taxes	6,260	12,295	9,629

Income taxes (Note 14)	2,258	4,067	3,244

Net income	$4,002	$8,228	$6,385

Basic earnings per share	$1.16	$2.58	$2.30

Diluted earnings per share	$1.15	$2.56	$2.29

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2004, 2003, and 2002

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Amounts In Thousands, Except Share and Per Share Amounts)
Balance at December 31, 2001	$2,588	$14,955	$36,894	$330	$(1,838)	$52,929
Comprehensive income:
Net income	—	—	6,385	—	—	6,385
Change in net unrealized gains on available-for-sale securities	—	—	—	1,799	—	1,799
Reclassification adjustment for gains included in net income	—	—	—	(111)	—	(111)
Income tax effect	—	—	—	(570)	—	(570)
Total comprehensive income						7,503
Issuance of 389,722 shares of stock for acquisition	389	11,356	—	—	—	11,745
Sale of 525 shares of treasury stock	—	(3)	—	—	18	15
Purchase of 38,937 shares of treasury stock	—	—	—	—	(1,073)	(1,073)
Cash dividends paid — $0.65 per share	—	—	(1,790)	—	—	(1,790)

Balance at December 31, 2002	2,977	26,308	41,489	1,448	(2,893)	69,329
Comprehensive income:
Net income	—	—	8,228	—	—	8,228
Change in net unrealized gains on available-for-sale securities	—	—	—	(789)	—	(789)
Reclassification adjustment for gains included in net income	—	—	—	(360)	—	(360)
Income tax effect	—	—	—	364	—	364
Total comprehensive income						7,443
Issuance of 146,792 shares of stock for acquisition	147	5,249	—	—	—	5,396
Sale of 159 shares of treasury stock	—	—	—	—	5	5
Purchase of 25 shares of treasury stock	—	—	—	—	(1)	(1)
Stock dividend	312	12,169	(12,497)	—	—	(16)
Cash dividends paid — $0.69 per share	—	—	(2,213)	—	—	(2,213)
Exercise of stock options	—	(35)	—	—	66	31

Balance at December 31, 2003	3,436	43,691	35,007	663	(2,823)	79,974
Comprehensive income:
Net income	—	—	4,002	—	—	4,002
Change in net unrealized gains on available-for-sale securities	—	—	—	(80)	—	(80)
Reclassification adjustment for gains included in net income	—	—	—	(191)	—	(191)
Income tax effect	—	—	—	113	—	113
Total comprehensive income						3,844
Issuance of 334,200 shares of stock for acquisition	334	9,854	—	—	—	10,188
Cash dividends paid — $0.72 per share	—	—	(2,523)	—	—	(2,523)
Exercise of stock options	—	(124)	—	—	380	256

Balance at December 31, 2004	$3,770	$53,421	$36,486	$505	$(2,443)	$91,739

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
	(Amounts In Thousands)
Cash Flows From Operating Activities
Net income	$4,002	$8,228	$6,385
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,793	1,311	1,156
Depreciation	2,246	1,681	1,073
Amortization and accretion of premiums and discounts, net	998	817	232
Amortization of intangibles	588	417	99
Deferred income taxes	648	(46)	(361)
Securities gains, net	(191)	(360)	(111)
Gain on sale of loans, net	(494)	(1,859)	(695)
Net gain on sale of premises and equipment	(158)	(2)	(360)
Increase in cash surrender value	960	144	240
Decrease (increase) in accrued interest receivable	(570)	414	743
(Decrease) increase in accrued interest payable	255	(256)	(209)
Other, net	629	(2,499)	1,888

Net cash provided by operations before loan originations and sales	10,706	7,990	10,080
Loans originated for sale	(63,742)	(181,297)	(108,441)
Proceeds from sales of loans	61,930	183,470	108,779

Net cash provided by operating activities	8,894	10,163	10,418

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(102,371)	(78,454)	(40,190)
Proceeds from sales of available-for-sale securities	14,085	15,093	7,666
Proceeds from redemptions and maturities of available-for-sale securities	82,745	59,701	23,057
Net increase in loans	(109,343)	(95,901)	(37,135)
Purchases of premises and equipment, net	(9,751)	(3,195)	(1,852)
Proceeds from sales of other real estate	2,261	817	—
Cash received (paid) in acquisition	4,837	(6,405)	663
Purchases of FHLB stock	(1,139)	(1,118)	(9,682)

Net cash (used in) investing activities	(118,676)	(109,462)	(57,473)

Cash Flows From Financing Activities
Net increase in deposits	41,066	61,268	75,851
Net increase in short-term borrowings	27,315	15,919	1,042
Dividends paid	(2,523)	(2,213)	(1,790)
Proceeds from long-term borrowings	55,354	15,000	6,500
Repayment of long-term borrowings	(25,381)	(29,794)	(19,203)
Issuance of junior subordinated debt owed to unconsolidated trusts	10,310	25,000	10,000
Stock dividend	—	(16)	—
Common stock transactions, net	256	35	(1,058)

Net cash provided by financing activities	106,397	85,199	71,342

Increase (decrease) in cash and cash equivalents	(3,385)	(14,100)	24,287

Cash and cash equivalents at beginning of year	47,655	61,755	37,468

Cash and cash equivalents at end of year	$44,270	$47,655	$61,755

(Continued)

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
		(Amounts In Thousands)
Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$19,106	$16,127	$13,315
Income taxes paid	3,581	4,277	3,209
Loans transferred to other real estate owned	1,612	380	2,234

Supplemental Schedules of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on available-for-sale securities, net	$(158)	$(785)	$1,118

Acquisitions (Note 2)
Assets acquired:
Cash and cash equivalents	$6,137	$13,956	$10,449
Available-for-sale securities	11,507	24,715	53,634
Accrued interest receivable	428	587	2,041
Loans, net	71,878	96,267	146,338
FHLB stock	2,265	487	1,679
Premises and equipment, net	2,101	3,693	4,349
Other	1,628	4,281	4,334
Core deposit and other intangibles	858	1,291	—

Excess of cost over fair value of net assets acquired	5,203	19,384	7,232
	102,005	164,661	230,056

Liabilities assumed:
Deposits	80,032	121,224	175,820
Accrued interest payable	272	270	584
Short-term borrowings	6,725	—	22,825
Long-term borrowings	2,010	2,000	6,400
Other liabilities	1,478	2,312	2,896

	90,517	125,806	208,525

Net assets acquired	$11,488	$38,855	$21,531

Cash paid	$1,300	$20,361	$9,786
Note issued	—	13,098	—
Stock issued	10,188	5,396	11,745

Total price paid	$11,488	$38,855	$21,531

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Banking Activities: The consolidated income of Merchants and Manufacturers Bancorporation, Inc.
(the Corporation) is principally from the income of its wholly owned subsidiaries. The Banks, as defined in the following paragraph, provide a full range of personal and commercial financial services to customers. The Corporation and the Banks are subject to competition from other financial institutions. Merchants and Manufacturers Statutory Trust I, II, III, IV and V (the “Trusts”), also wholly-owned subsidiaries, were capitalized November 2002, May 2003, October 2003, October 2003 and September 2004, respectively, for the purpose of issuing Trust Preferred securities. The Corporation and the Banks are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

Consolidation: The consolidated financial statements of the Corporation include the accounts of its wholly owned subsidiaries: Lincoln State Bank (Lincoln), Franklin State Bank (Franklin), Grafton State Bank (Grafton), Community Bank Financial (CBF), Fortress Bank of Cresco (Cresco), Fortress Bank of Westby (Westby), Fortress
Bank Minnesota (Houston), The Reedsburg Bank (Reedsburg), and Wisconsin State Bank (WSB) – collectively referred to as “the Banks,” Lincoln Neighborhood Redevelopment Corporation, which provides redevelopment and rehabilitation to certain areas located primarily on the near south side of Milwaukee, Merchants Merger Corporation and Merchants New Merger Corporation, which are used to facilitate acquisitions, CFG Financial Services, Inc., which provides non-insured investment and insurance products to customers of the Banks and Lincoln’s wholly owned subsidiary, M&M Lincoln Investment Corporation, Grafton’s wholly owned subsidiary, GSB Investments, Inc., CBF’s wholly owned subsidiary, CBOC Investments, Inc., Westby’s wholly owned subsidiary, Westby Investment Company, Inc., and WSB’s wholly owned subsidiary, Random Lake Investments, Inc., which manage the investment portfolio for the Banks and CFG Mortgage, Inc., which acts as the Corporation’s mortgage broker. CFG Financial Services, Inc. also includes the accounts of its wholly-owned subsidiaries Link Community Financial Services and Keith C. Winters and Associates. The Trusts are not included as they do not meet the criteria for consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions for consolidated subsidiaries have been eliminated in the consolidated financial statements.

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

Presentation of Cash Flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks, interest bearing deposits in banks, and federal funds sold. Cash flows from loans, deposits, and short-term borrowings are treated as net increases or decreases.

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

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Available-for-Sale Securities: Securities classified as available-for-sale are those debt securities that the Banks intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Banks’ assets and liabilities, liquidity needs, regulatory capital consideration, and other similar factors. Securities classified as available-for-sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.

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

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are computed using the straight-line or double-declining-balance methods, over the estimated useful lives of the assets ranging from three years to 39 years.

Goodwill: The Corporation’s goodwill includes the excess of cost over the fair value of net assets acquired arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Goodwill is evaluated on an annual basis to determine impairment, if any.

On January 1, 2002, the Corporation implemented SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its useful life, but instead will be subject to at least annual assessments for impairment by applying a fair value based test. SFAS No. 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The Corporation determined that no transitional impairment loss was required at January 1, 2002. In addition, no impairment loss was required for the years ended December 31, 2004, 2003 and 2002.

Intangible Assets: The Corporation’s intangible assets include the value of ongoing customer relationships (core deposits and other intangibles) arising form the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Core deposits and other intangibles are amortized over a 10 to 16 year period. Any impairment in the intangibles would be recorded against income in the period of impairment.

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

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation Plan: At December 31, 2004, the Corporation had a stock-based key officer and employee compensation plan, which is described more fully in Note 11. The Corporation accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The table on the following page illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2004	2003	2002
	(Amounts In Thousands, Except Per Share Data)
Net income, as reported	$4,002	$8,228	$6,385
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	167	876	389

Pro forma net income	$3,835	$7,352	$5,996

Earnings per share:
Basic:
As reported	$1.16	$2.58	$2.30
Pro forma	1.11	2.30	2.16
Diluted:
As reported	$1.15	$2.56	$2.29
Pro forma	1.11	2.29	2.15

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 2.07 percent, 1.50 percent, and 2.44 percent; expected price volatility of 21.82 percent, 16.66 percent, and 14.78 percent; blended risk-free interest rates of 4.15 percent, 2.34 percent, and 3.95 percent; and expected lives of 10 years.

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

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Trust Assets: Property held for customers in fiduciary or agency capacities, other than cash on deposit at the Banks, is not included in the accompanying balance sheets since such items are not assets of the Corporation.

Earnings Per Share: Earnings per share of common stock have been computed based on the weighted-average number of common stock and common stock equivalents, if dilutive, outstanding during each year. In the computation of diluted earnings per share, all dilutive stock options are assumed to be exercised at the beginning of each year and the proceeds are used to purchase shares of the Corporation’s common stock at the average market price during the year.

On November 21, 2003, the Corporation declared a 10 percent stock dividend payable December 15, 2003 to shareholders as of December 1, 2003. As a result, earnings per share for the years ended December 31, 2003 and 2002, have been adjusted to give retroactive effect to the 10 percent stock dividend issued on December 15, 2003 as if the stock dividend had occurred on January 1, 2002.

Earnings per common share have been computed for the years ended December 31, 2004, 2003 and 2002 based on the following:

	2004	2003	2002
	(Amounts In Thousands, Except Share Amounts)
Net income	$4,002	$8,228	$6,385

Weighted average common shares outstanding	3,464,766	3,190,207	2,522,507
Effect of dilutive options	13,011	18,376	16,134

Weighted average common shares outstanding used to calculate diluted earnings per common share	3,477,777	3,208,583	2,538,641

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Segment Reporting: The Corporation is managed as one unit and does not have separate operating segments. The Corporation’s chief operating decision-maker uses consolidated results to make operating and strategic decisions.

Adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46: In December 2003, the Corporation implemented Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. The Corporation adopted FIN 46 as of January 1, 2004 which resulted in the Corporation no longer consolidating its wholly-owned subsidiaries, the Trusts, and accounting for them by the equity method. The interpretation and the revision had no material effect on the Corporation’s consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Current Accounting Developments: The Accounting Standards Executive Committee has issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Corporation this Statement is effective for calendar year 2005, and early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Corporation.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Corporation will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

FAS 123® allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123, that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123®. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Corporation has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123®.

Reclassification: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the 2004 presentation.

Note 2. Business Combinations

On August 12, 2004, the Corporation acquired Random Lake Bancorp, Ltd. (Random Lake) and its wholly-owned subsidiary, Wisconsin State Bank (WSB). The purchase price for Random Lake was $11.5 million including $1.3 million in cash and 334,200 shares of Merchants common stock valued at $10.2 million based on a $30.50 per share price. At the date of the acquisition Random Lake had assets of $102.3 million, loans of $72.9 million and deposits of $80 million. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the Corporation’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired of approximately $5.2 million has been recorded as goodwill.

On November 1, 2003, the Corporation acquired all of the outstanding stock of Reedsburg Bancorporation, Inc. (Reedsburg), a holding company owning a community bank in Reedsburg, Wisconsin. The acquisition was a combination of 85 percent cash and promissory notes and 15 percent common stock. Each shareholder of Reedsburg received $765 of cash or notes and 3.6726 shares of common stock for each share of Reedsburg common stock. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations have been included in the Corporation’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired of approximately $17.6 million has been recorded as goodwill.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Business Combinations (Continued)

On November 30, 2002, the Corporation acquired Fortress Bancshares, Inc. (Fortress), a multi-bank holding company that owns three separately chartered community banks in Wisconsin, Minnesota and Iowa. The acquisition was a combination of 45 percent cash and 55 percent common stock. Each shareholder of Fortress was paid $30 for each share of common stock held by such shareholders or received 1.0153 shares of common stock for each one share of Fortress common stock. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations have been included in the Corporation’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired of approximately $7.2 million has been recorded as goodwill.

The unaudited pro forma results of operations, which follow, assume that the Fortress and Reedsburg acquisitions had occurred on January 1, 2002 and that the Reedsburg and WSB acquisitions had occurred on January 1, 2003. In addition to combining the historical results of operations, the pro forma calculations include purchase accounting adjustments related to the acquisition. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2004, 2003 and 2002, as though Fortress and Reedsburg had been acquired January 1, 2002 and WSB and Reedsburg had been acquired January 1, 2003 are as follows:

	2004	2003	2002
	(Amounts In Thousands,
	Except Per Share Amounts)
Net interest income	$44,623	$44,504	$40,590

Net income	$4,582	$10,543	$10,100

Basic earnings per common share	$1.25	$2.89	$3.05

Diluted earnings per common share	$1.24	$2.88	$3.04

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the Fortress and Reedsburg acquisitions actually taken place as of January 1, 2002, and the WSB and Reedsburg acquisitions actually taken place as of January 1, 2003, or results that may occur in the future.

Note 3. Cash and Due From Banks

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements approximated $1,511,000 and $3,503,000 at December 31, 2004 and 2003, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Available-for-Sale Securities

Amortized costs and fair values of available-for-sale securities as of December 31, 2004 and 2003 are summarized as follows:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Amounts In Thousands)
U.S. treasury and other U.S. government agency securities	$10,208	$34	$(68)	$10,174
State and political subdivisions	67,467	1,000	(170)	68,297
Corporate bonds	75	—	—	75
Collateralized mortgage obligations	51,578	129	(413)	51,294
Mortgage-backed securities	42,462	339	(77)	42,724

	$171,790	$1,502	$(728)	$172,564

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Amounts In Thousands)
U.S. treasury and other U.S. government agency securities	$32,423	$50	$(71)	$32,402
State and political subdivisions	47,794	1,175	(110)	48,859
Corporate bonds	75	—	—	75
Collateralized mortgage obligations	34,407	140	(298)	34,249
Mortgage-backed securities	40,853	301	(142)	41,012

	$155,552	$1,666	$(621)	$156,597

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Available-for-Sale Securities (Continued)

Information pertaining to securities with gross unrealized losses and their fair values at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Amounts In Thousands)
December 31, 2004
U.S. treasury and other U.S. government agency securities	$1,282	$(18)	$3,624	$(50)	$4,906	$(68)
State and political subdivisions	13,065	(158)	1,225	(12)	14,290	(170)
Collateralized mortgage obligations	21,572	(277)	14,046	(136)	35,618	(413)
Mortgage-backed securities	11,530	(47)	4,507	(30)	16,037	(77)

Total temporarily impaired securities	$47,449	$(500)	$23,402	$(228)	$70,851	$(728)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Amounts In Thousands)
December 31, 2003
U.S. treasury and other U.S. government agency securities	$5,126	$(71)	$—	$—	$5,126	$(71)
State and political subdivisions	1,159	(104)	286	(6)	1,445	(110)
Collateralized mortgage obligations	21,155	(292)	855	(6)	22,010	(298)
Mortgage-backed securities	9,993	(141)	51	(1)	10,044	(142)

Total temporarily impaired securities	$37,433	$(608)	$1,192	$(13)	$38,625	$(621)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2004 and 2003, unrealized losses on debt securities are generally due to changes in interest rates and as such, are considered by the Corporation to be temporary.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, no declines are deemed to be other than temporary.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Available-for-Sale Securities (Continued)

The amortized cost and fair value of available-for-sale securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in mortgage-related securities, and collateralized mortgage obligations since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following summary:

	Amortized	Fair
	Cost	Value
	(Amounts In Thousands)
Due in one year or less	$5,731	$5,739
Due after one year through five years	20,377	20,498
Due after five years through ten years	37,888	38,777
Due after ten years	13,754	13,532

	77,750	78,546
Collateralized mortgage obligations	51,578	51,294
Mortgage-backed securities	42,462	42,724

	$171,790	$172,564

Proceeds from sales of available-for-sale securities during the years ended December 31, 2004, 2003 and 2002, were $14,085,000, $15,093,000, and $7,666,000, respectively. Gross gains of approximately $204,000, $360,000, and $215,000, were recorded on those sales for the years ended December 31, 2004, 2003, and 2002, respectively. Gross losses of approximately $13,000, $0, and $104,000, were also recorded in the years ended December 31, 2004, 2003, and 2002, respectively.

Securities with a fair value of approximately $58,879,000 and $58,125,000 at December 31, 2004 and 2003, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Loans

Major classifications of loans are as follows:

	December 31,
	2004	2003
	(Amounts In Thousands)
First mortgage:
Conventional single-family residential	$142,926	$113,479
Commercial and multi-family residential	436,612	283,433
Construction	76,267	47,894
Farm land	55,710	43,676

	711,515	488,482

Commercial business loans	240,575	294,645
Consumer and installment loans	49,136	51,886
Home equity loans	26,592	14,664
Other	10,863	7,397

	327,166	368,592

Less allowance for loan losses	10,622	9,136

	$1,028,059	$847,938

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002 are presented as follows:

	December 31,
	2004	2003	2002
	(Amounts In Thousands)
Balance at beginning of year	$9,136	$7,663	$5,563
Increase due to acquisition	999	1,203	2,008
Provisions charged to expense	1,793	1,311	1,156
Recoveries	419	390	112
Charge-offs	(1,725)	(1,431)	(1,176)

Balanc e at end of year	$10,622	$9,136	$7,663

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Loans (Continued)

The following is a summary of information pertaining to impaired loans:

	December 31,
	2004	2003
	(Amounts In Thousands)
Impaired loans for which an allowance has been provided	$3,068	$3,288
Impaired loans for which no allowance has been provided	2,562	1,994

Total loans determined to be impaired	$5,630	$5,282

Allowance provided for impaired loans, included in the allowance for loan losses	$1,385	$433

	Years Ended December 31,
	2004	2003	2002
	(Amounts In Thousands)
Average investment in impaired loans	$5,842	$4,645	$3,397

Nonaccruing loans totaled approximately $8,871,000 and $5,282,000 as of December 31, 2004 and 2003, respectively. Interest income in the amount of approximately $538,000, $613,000, and $311,000, would have been earned on the nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2004, 2003, 2002, respectively. The interest collected on nonaccrual loans and impaired loans included in income for the years ended December 31, 2004, 2003, and 2002 was approximately $442,000, $368,000, and $350,000, respectively.

Certain directors and executive officers of the Corporation, and their related interests, had loans outstanding in the aggregate amounts of approximately $37,520,000 and $27,654,000 at December 2004 and 2003, respectively. During 2004, approximately $7,265,000 of new loans were made, repayments totaled approximately 6,341,000 and there was an increase of approximately $8,942,000 due to changes in related-party interests. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than normal risks of collectibility or present other unfavorable features.

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, were approximately $343,552,000 and $279,107,000 at December 31, 2004 and 2003, respectively. Mortgage servicing rights, which are included with other assets, were approximately $1,991,000 and $1,712,000, respectively, at December 31, 2004 and 2003. The fair value of the servicing rights was determined using a discount rate of 10 percent, prepayment speeds ranging from 1 percent to 8 percent, depending upon the stratification of the specific right, and a weighted average default rate of zero percent. The carrying value of these mortgage servicing rights approximates fair market values as of December 31, 2004 and 2003, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Loans (Continued)

The following summarizes the activity pertaining to mortgage servicing rights:

	Years Ended December 31,
	2004	2003	2002
	(Amounts In Thousands)
Balance at beginning of year	$1,712	$703	$—
Mortgage servicing rights capitalized	1,064	1,542	1,084
Mortgage servicing rights amortized	(785)	(533)	(381)

Balance at end of year	$1,991	$1,712	$703

Note 6. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation, and are summarized as follows:

	December 31,
	2004	2003
	(Amounts In Thousands)
Land	$4,767	$3,554
Office buildings and improvements	26,085	20,240
Furniture and equipment	18,077	17,952

	48,929	41,746
Less accumulated depreciation	18,574	21,155

	$30,355	$20,591

During the year ended December 31, 1999 and 2000, the Corporation sold certain land and buildings and, subsequently, leased a portion of the buildings back from the new owners. The total gain on the sales was $2,600,000, of which $1,352,000 was immediately recognized in income. The remaining gain is being accreted into income over the remaining lease terms. The gains recognized during the years ended December 31, 2004, 2003, and 2002, were $0, $0, and $356,000, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Goodwill and Intangible Assets

The Corporation’s goodwill includes the excess of cost over fair value of net assets acquired arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. The changes in the carrying amount of goodwill for the year ended December 31, 2004 and 2003, are as follows:

	2004	2003
	(Amounts In Thousands)
Balance at beginning of year	$26,682	$7,298
Goodwill acquired during year	5,203	19,384

Balance at end of year	$31,885	$26,682

In accordance with the provisions of SFAS No. 142, goodwill related to acquisitions is not being amortized, but is evaluated annually for impairment. Any impairment in goodwill would be recognized against income in the period of impairment.

Intangible assets consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(Amounts In Thousands)
Core deposit intangibles	$4,301	$3,443
Other intangibles	563	563

	4,864	4,006
Less accumulated amortization	1,035	447

Intangible assets, net	$3,829	$3,559

The Corporation’s intangible assets include the value of ongoing customer relationships (core deposit and other intangibles) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. For the years ended December 31, 2004 and 2003, the Corporation acquired $858,000 and $1,291,000 of core deposit intangibles and $0 and $563,000 of other intangibles, respectively.

In accordance with the provisions of SFAS No. 142, core deposit intangibles of $4,301,000 are being amortized over a 10 year period. Other intangibles of $563,000 are being amortized over a 16-year period. Core deposit and other intangible assets are periodically reviewed for impairment. Any impairment in the core deposit intangibles or other intangibles would be recognized against income in the period of impairment.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Goodwill and Intangible Assets (Continued)

Amortization of core deposit intangibles was approximately $553,000, $394,000 and $99,000 during the years ended December 31, 2004, 2003, and 2002, respectively. For the years ended December 31, 2004, 2003, and 2002, amortization of other intangibles was approximately $35,000, $23,000, and $0, respectively. Estimated aggregate amortization expenses for the core deposit and other intangibles for the next five years are as follows:

Years Ending December 31,
2005	$563,000
2006	464,000
2007	407,000
2008	395,000
2009	395,000

Note 8. Deposits

Deposits consisted of the following as of December 31:

	2004	2003
	(Amounts In Thousands)
Negotiable Order of Withdrawal (NOW) accounts:
Non-interest bearing	$148,482	$109,755
Interest-bearing	98,723	84,713
Savings deposits	131,513	109,474
Money market investment accounts	258,852	281,881
Time deposits and certificate accounts	395,476	326,125

	$1,033,046	$911,948

The scheduled maturities of time deposits and certificate accounts at December 31, 2004 are as follows (amounts in thousands):

Years Ending December 31,
2005	$270,945
2006	73,495
2007	27,526
2008	12,306
2009	11,204

$395,476

At December 31, 2004 and 2003, time deposits and certificate accounts with balances greater than $100,000 amounted to approximately $123,618,000 and $74,155,000, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Borrowings

Short-term borrowings consisted of the following at December 31:

	2004	2003
	(Amounts In Thousands)
Short-term borrowings:
Federal funds purchased, 2.59% and 1.29%, respectively	$51,142	$24,500
Securities sold under agreements to repurchase with rates ranging from 0.85% to 1.46%	19	1,588
Lines of credit with unaffiliated banks with rates ranging from 3.77% to 4.75%	9,797	7,736
Treasury, tax, and loan accounts with the Federal Home Loan Bank (FHLB) of Chicago	364	183

Total short-term borrowings	$61,322	$34,007

Securities sold under agreements to repurchase generally mature within 120 days.

Information concerning federal funds purchased is summarized as follows:

	2004	2003
	(Amounts In Thousands)
Average daily balance during the year	$29,757	$7,245
Average daily interest rate during the year	1.71%	1.58%
Maximum month-end balance during the year	$51,142	$24,500
Weighted average rate as of December 31	2.59%	1.29%

The Corporation has an unsecured line of credit of $20 million from a third-party lender which expires May 26, 2005. As of December 31, 2004, $13 million is available. Interest is payable quarterly at the adjusted interbank rate plus 135 basis points on the first $10 million and at the adjusted interbank rate plus 150 basis points for the second $10 million, as defined in the note agreement. As of December 31, 2004, the interest rate is 3.77 percent.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Borrowings (Continued)

Long-term borrowings consist of the following as of December 31:

	2004	2003
	(Amounts In Thousands)
Long-term borrowings:
Acquisition notes payable, 5.35%, equal payments of $2,564 until 2008	$10,254	$12,818
Notes payable to FHLB, maturing during fiscal year 2004 with rates ranging from 1.43% to 5.12%	—	24,233
Notes payable to FHLB, maturing during fiscal year 2005 with rates ranging from 1.39% to 6.53%	27,655	14,642
Notes payable to FHLB, maturing during fiscal year 2006 with rates ranging from 2.62% to 3.47%	16,000	3,000
Notes payable to FHLB, maturing during fiscal year 2007 with rates ranging from 2.63% to 3.86%	22,250	6,000
Notes payable to FHLB, maturing during fiscal year 2008 with rates ranging from 3.13% to 5.34%	20,250	7,000
Notes payable to FHLB, maturing thereafter with rates ranging from 3.49% to 5.95%	14,645	4,653

Total long-term borrowings	$111,054	$72,346

At December 31, 2004, FHLB borrowings are collateralized by securities with a fair value of approximately $40,793,000 and loans receivable with an outstanding balance of approximately $135,402,000. At December 31, 2003, FHLB borrowings are collateralized by securities with a fair value of approximately $32,839,000 and loans receivable with an outstanding balance of approximately $106,606,000.

Of the borrowings due in 2005, $1,000 is callable quarterly, all of the borrowings in 2008 are callable quarterly, $5,000 of the borrowings due thereafter are callable quarterly and $500 of the borrowings due thereafter are callable in 2006.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Junior Subordinated Debt Owed to Unconsolidated Trusts

In November 2002, May 2003, October 2003, and September 2004, the Corporation, the Trusts, and all Connecticut statutory business trusts, issued $10 million, $10 million, $7.5 million, $7.5 million, and $10 million, respectively, of three-month LIBOR plus 3.35 percent, 8.25 percent fixed, three-month LIBOR plus 2.95 percent, 8.25 percent fixed, and three-month LIBOR plus 2.05 percent, respectively, Company obligated mandatorily redeemable trust preferred securities (the trust preferred securities). These securities represent preferred beneficial interests in the assets of each Trust. The trust preferred securities will mature on November 11, 2032, May 30, 2033, October 15, 2033, October 15, 2033, and September 30, 2034, respectively, and are redeemable, in whole or in part, at the option of the Corporation at any time after five years. The Trusts also issued $310,000, $310,000, $232,000, $232,000, and $310,000, respectively, of common equity securities to the Corporation. The Trusts used the proceeds of the offering of the trust preferred securities to purchase $10.3 million, $10.3 million, $7.7 million, $7.7 million, and $10.3 million, respectively, of junior subordinated deferrable interest debentures (the debentures) issued by the Corporation, which have interest rates and terms substantially similar to the trust preferred securities. Debt issuance cost totaling $44,000, $210,000, $9,000, $9,000, and $0, and underwriting fees of $300,000, $300,000, $169,000, $169,000, and $0, respectively, were capitalized related to the offerings and are being amortized over the estimated life of the trust preferred securities. At December 31, 2004, there is $27.5 million of floating rate securities which carry interest rates as follows: $10 million at 5.33 percent, $7.5 million at 4.93 percent, and $10 million at 4.25 percent. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Corporation’s indebtedness and senior to the Corporation’s capital stock.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Corporation on a limited basis. The Corporation also entered into an agreement as to expenses and liabilities with the Trust pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the Trust other than those arising under the trust preferred securities. The obligations of the Corporation under the junior subordinated debentures, the related indenture, the trust agreement establishing the Trusts, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the Trusts’ obligations under the trust preferred securities.

The Corporation owns all of the outstanding common stock of the Trusts. The Trusts are considered variable interest entities (VIEs) under Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, as revised. Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46, a VIE should be consolidated by its primary beneficiary. The Corporation adopted FIN 46 during the first quarter of 2004. Because the Corporation is not the primary beneficiary of the Trusts, the financial statements of the Trusts will no longer be included in the consolidated financial statements of the Corporation. The Corporation’s prior financial statements have been restated to de-consolidate the Corporation’s investment in the Trust. See Note 1—Summary of Significant Accounting Policies—Current Accounting Developments.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Junior Subordinated Debt Owed to Unconsolidated Trusts (Continued)

In accordance with Federal Reserve Board regulations in effect at December 31, 2004, the Corporation is allowed, for regulatory purposes, to include $30,412,000 of the capital securities issued by the Trusts in Tier 1 capital, with the remaining $14,588,000 included in Tier II capital. In March 2005, the Federal Reserve Board issued final regulations, which become effective March 31, 2009. If those regulations had been in effect at December 31, 2004, the Corporation would have been allowed to include approximately $18,440,000 of the securities in Tier 1 capital and the remainder in Tier II capital. The Corporation would exceed all regulatory minimum capital ratios if the regulations that are to take effect were in place as of December 31, 2004.

Note 11. Stock Based Compensation

The Corporation has an Incentive Stock Option Plan under which 210,000 shares of common stock are reserved for the grant of options to officers and key employees at a price not less than the fair market value of the stock on the date of the grant. The Incentive Stock Option Plan limits the options that may be granted to each employee to $100,000 (based on aggregate fair market value at the date of the grant) per calendar year, on a cumulative basis. Options must be exercised within 10 years of the date of grant and can be regranted if forfeited.

Activity in the Incentive Stock Option Plan is summarized in the following table:

		Weighted-	Weighted-
		Average	Average
	Number	Exercise Price	Remaining
	of Shares	Per Share	Contractual Life	Exercisable
Total outstanding at December 31, 2001	50,815	$29.60	7.15	50,815
Acquisition	17,767	16.62
G ranted	—
Exercised	—
Forfeited	—

Total outstanding at December 31, 2002	68,582	26.24	4.82	68,582
Stock dividend	6,659
G ranted	—
Exercised	(1,990)	15.15
Forfeited	—

Total outstanding at December 31, 2003	73,251	24.15	5.20	73,251
Granted	39,422	45.11
Exercised	(13,752)	17.77
Forfeited	—

Total outstanding at December 31, 2004	98,921	33.39	5.70	98,921

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Stock Based Compensation (Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(In Years)	Price	Exercisable	Price
$15.11	10,606	3.3	$15.11	10,606	$15.11
$25.45 to $28.31	48,893	3.6	27.91	48,893	27.91
$45.00 to $46.00	39,422	9.1	45.11	39,422	45.11

	98,921			98,921

Note 12. Profit-Sharing and Pension Plan

Profit-Sharing Plan: The Corporation has a 401(k) Profit Sharing Plan and Trust which covers substantially all employees with at least six months of service who have attained age twenty and one-half. Participating employees may annually contribute up to 12 percent of their pretax compensation. The Corporation’s annual contribution consists of a discretionary matching percentage, limited to 1 percent of employee compensation, and an additional discretionary amount which is determined annually by the Board of Directors. The Corporation’s contributions for 2004, 2003, and 2002, were approximately $515,000, $437,000, and $319,000, respectively.

Pension Plan: The Corporation has a non-contributory defined contribution pension plan covering substantially all employees of the Cresco, Westby and Houston banks. Total pension expense was approximately $258,000, $206,000, and $195,000 during 2004, 2003, and 2002, respectively.

Note 13. Salary Continuation Agreement

The Corporation has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee’s retirement or death which is being accrued over the anticipated remaining period of employment. Expense recognized for future benefits under these agreements totaled approximately $373,000, $183,000, and $153,000, during 2004, 2003, and 2002, respectively.

Although not part of the agreement, the Corporation purchased insurance on the lives of the officers which could provide funding for the payment of benefits. Included in other assets is approximately $2,999,000 and $2,693,000 of related cash surrender value of life insurance as of December 31, 2004 and 2003, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Income Taxes

The provision for income taxes consisted of the following:

	December 31,
	2004	2003	2002
	(Amounts In Thousands)
Current	$1,610	$4,113	$3,605
Deferred	648	(46)	(361)

	$2,258	$4,067	$3,244

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2004		2003		2002
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Amounts In Thousands)
Computed “expected” tax expense	$2,191	35.0%	$4,303	35.0%	$3,370	35.0%
Effect of graduated tax rates	(63)	(1.0)	(123)	(1.0)	(96)	(1.0)
T ax-exempt income, net	(851)	(13.6)	(643)	(5.2)	(384)	(4.0)
State income taxes, net of federal benefit	1,050	16.8	552	4.5	323	3.4
Other, net	(69)	(1.1)	(22)	(0.2)	31	0.3

	$2,258	36.1%	$4,067	33.1%	$3,244	33.7%

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Income Taxes (Continued)

The net deferred tax assets included with other assets in the accompanying consolidated balance sheets include the following amounts:

	December 31,
	2004	2003
	(Amounts In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,870	$3,183
Net operating loss carryforwards	2,073	1,549
Deferred compensation	1,423	1,089
Other assets	1,023	1,220

Total deferred tax assets	8,389	7,041
Valuation allowance	(2,073)	(1,549)

	6,316	5,492

Deferred tax liabilities:
Depreciation	1,313	515
Purchase ac counting	2,126	2,169
Unrealized gain on available-for-sale securities	268	382
Other liabilities	2,992	2,275

Total deferred tax liabilities	6,699	5,341

Net deferred tax asset	$(383)	$151

Note 15. Commitments and Contingent Liabilities

In the normal course of business, the Corporation is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Corporation is currently under examination by the Wisconsin Department of Revenue for its open tax years of 1999 through 2003. Several non-bank subsidiaries, including our Nevada investment subsidiary, hold and manage Corporation assets in states with no income taxes. The Wisconsin Department of Revenue is asserting that income derived from these subsidiaries should be allocable to the State of Wisconsin and should be subject to its state taxes. We have assessed the likelihood of such assessment as probable and accrued our estimate of the liability of $730,000 in the fourth quarter of 2004.

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

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Commitments and Contingent Liabilities (Continued)

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at December 31, 2004 and 2003, are as follows:

	December 31,
	2004	2003
	(Amounts In Thousands)
Commitments to originate mortgage loans	$20,104	$29,248

Unused lines of credit:
Commercial business	144,647	108,163
Home equity	21,935	13,957
Credit cards	18,865	17,146

Standby letters of credit	12,574	10,275

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2004 and 2003, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

The Corporation has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $2,233,228 and $421,720 as of December 31, 2004 and 2003, respectively. These amounts are included in total loans at the respective balance sheet dates.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Commitments and Contingent Liabilities (Continued)

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose as of December 31, 2004 and 2003.

Various subsidiary banks of the Corporation have entered into noncancelable leases for certain branch facilities. The following is a schedule of future minimum rental payments required under the noncancelable lease agreements:

Years Ending December 31,
(Dollars in Thousands)
2005	$1,088
2006	1,016
2007	755
2008	754
2009	754

$4,367

Note 16. Concentration of Credit Risk

The Corporation and the Banks do not engage in the use of interest-rate swaps, futures, or option contracts as of December 31, 2004.

Practically all of the Banks’ loans, commitments, and standby letters of credit have been granted to customers in the Banks’ market areas. Although the Banks have a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Banks. The concentration of credit by type of loan is set forth in Note 5. Investment securities issued by state and political subdivisions (see Note 4) also involve governmental entities within the Banks’ market areas.

Note 17. Regulatory Capital Requirements and Restrictions of Dividends

The Corporation (on a consolidated basis) and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions of Dividends (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Corporation and Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized all the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table on the following page. There are no conditions or events since that notification that management believes have changed the Corporation’s or Banks’ classification as of December 31, 2004.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions of Dividends (Continued)

The Corporation’s and Banks’ actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following table.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amounts In Thousands)
As of December 31, 2004
Total capital (to risk- weighted assets):
Consolidated	$110,946	10.14%	$87,560	8.00%	$109,450	N/A
Lincoln State Bank	38,766	10.02	30,942	8.00	38,678	10.00%
Franklin State Bank	9,512	11.42	6,662	8.00	8,328	10.00
Grafton State Bank	15,806	11.55	10,951	8.00	13,689	10.00
Community Bank Financial	7,935	10.51	6,039	8.00	7,549	10.00
Fortress Bank of Westby	11,948	11.18	8,550	8.00	10,687	10.00
Fortress Bank of Cresco	6,417	12.72	4,037	8.00	5,046	10.00
Fortress Bank Minnesota	5,281	12.45	3,394	8.00	4,242	10.00
The Reedsburg Bank	14,119	11.11	10,168	8.00	12,710	10.00
Wisconsin State Bank	8,768	12.27	5,716	8.00	7,146	10.00

Tier 1 capital (to risk- weighted assets):
Consolidated	$85,735	7.83%	$43,780	4.00%	$65,670	N/A
Lincoln State Bank	35,445	9.16	15,471	4.00	23,207	6.00%
Franklin State Bank	8,470	10.17	3,331	4.00	4,997	6.00
Grafton State Bank	14,719	10.75	5,475	4.00	8,213	6.00
Community Bank Financial	7,316	9.69	3,020	4.00	4,529	6.00
Fortress Bank of Westby	10,802	10.11	4,275	4.00	6,412	6.00
Fortress Bank of Cresco	5,846	11.59	2,018	4.00	3,028	6.00
Fortress Bank Minnesota	4,751	11.20	1,697	4.00	2,545	6.00
The Reedsburg Bank	12,919	10.16	5,084	4.00	7,626	6.00
Wisconsin State Bank	7,872	11.02	2,858	4.00	4,287	6.00

Tier 1 capital (to average assets):
Consolidated	$85,735	6.62%	$51,835	4.00%	$64,793	N/A
Lincoln State Bank	35,445	8.59	16,506	4.00	20,633	5.00%
Franklin State Bank	8,470	9.29	3,645	4.00	4,557	5.00
Grafton State Bank	14,719	8.54	6,897	4.00	8,621	5.00
Community Bank Financial	7,316	8.25	3,545	4.00	4,432	5.00
Fortress Bank of Westby	10,802	8.13	5,314	4.00	6,642	5.00
Fortress Bank of Cresco	5,846	8.93	2,619	4.00	3,274	5.00
Fortress Bank Minnesota	4,751	8.73	2,178	4.00	2,723	5.00
The Reedsburg Bank	12,919	8.29	6,233	4.00	7,792	5.00
Wisconsin State Bank	7,872	7.85	4,012	4.00	5,015	5.00

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions of Dividends (Continued)

					To Be Well
					Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts In Thousands)
As of December 31, 2003
Total capital (to risk- weighted assets):
Consolidated	$92,602	10.23%	$72,434	8.00%	$90,543	N/A
Lincoln State Bank	38,253	10.80	28,339	8.00	35,424	10.00%
Franklin State Bank	9,213	10.87	6,782	8.00	8,478	10.00
Grafton State Bank	14,661	12.32	9,519	8.00	11,898	10.00
Community Bank Financial	7,860	11.68	5,383	8.00	6,729	10.00
Fortress Bank of Westby	11,287	11.96	7,551	8.00	9,439	10.00
Fortress Bank of Cresco	6,346	15.38	3,300	8.00	4,126	10.00
Fortress Bank Minnesota	5,097	14.17	2,878	8.00	3,598	10.00
The Reedsburg Bank	12,888	12.74	8,090	8.00	10,113	10.00

Tier 1 capital (to risk- weighted assets):
Consolidated	$74,903	8.27%	$36,217	4.00%	$54,236	N/A
Lincoln State Bank	34,909	9.85	14,170	4.00	21,255	6.00%
Franklin State Bank	8,322	9.82	3,391	4.00	5,087	6.00
Grafton State Bank	13,598	11.43	4,759	4.00	7,139	6.00
Community Bank Financial	7,317	10.87	2,692	4.00	4,038	6.00
Fortress Bank of Westby	10,355	10.97	3,776	4.00	5,663	6.00
Fortress Bank of Cresco	5,830	14.13	1,650	4.00	2,475	6.00
Fortress Bank Minnesota	4,647	12.92	1,439	4.00	2,159	6.00
The Reedsburg Bank	11,612	11.48	4,045	4.00	6,068	6.00

Tier 1 capital (to average assets):
Consolidated	$74,903	7.19%	$41,696	4.00%	$51,120	N/A
Lincoln State Bank	34,909	9.06	15,415	4.00	19,269	5.00%
Franklin State Bank	8,322	9.09	3,662	4.00	4,578	5.00
Grafton State Bank	13,598	8.60	6,324	4.00	7,904	5.00
Community Bank Financial	7,317	8.87	3,300	4.00	4,125	5.00
Fortress Bank of Westby	10,355	8.92	4,644	4.00	5,805	5.00
Fortress Bank of Cresco	5,830	9.72	2,398	4.00	2,998	5.00
Fortress Bank Minnesota	4,647	8.79	2,116	4.00	2,645	5.00
The Reedsburg Bank	11,612	8.23	5,643	4.00	7,053	5.00

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions of Dividends (Continued)

Dividends are paid by the Corporation from funds which are mainly provided by dividends from the Banks. However, federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Banks, and loans or advances are limited to 10 percent of the Banks’ capital stock and surplus on a secured basis.

As of December 31, 2004, the subsidiary banks collectively had equity of approximately $141,524,000 of which approximately $10,989,000 was available for distribution to the Corporation as dividends without prior regulatory approval.

In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

Note 18. Fair Values of Financial Instruments

FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), requires disclosure of fair value information about financial instruments, whether recognized or not recognized in the balance sheet, for which it is practicable to estimate that value. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than a forced liquidation. Fair value is best-determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

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

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

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

Junior subordinated debt owed to unconsolidated trusts: The carrying amount of the variable rate junior subordinated debt owed to unconsolidated trusts equals its fair value. Fair values for the fixed-rate instruments are estimated by using a discounted cash flow calculation that applies interest rates currently being offered on fixed-rate issuances within the marketplace.

Off-balance-sheet instruments: The estimated fair value of fee income on letters of credit at December 31, 2004 and 2003 is insignificant. Loan commitments on which the committed interest rate is less that the current market rate are also insignificant at December 31, 2004 and 2003.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Fair Values of Financial Instruments (Continued)

The estimated fair values of the Corporation’s financial instruments are as follows:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Amounts In Thousands)
Financial assets:
Cash and due from banks	$33,839	$33,839	$29,376	$29,376
Interest bearing deposits in banks	1,178	1,178	2,647	2,647
Federal funds sold	9,253	9,253	15,632	15,632
Available-for-sale securities	172,564	172,564	156,597	156,597
Loans, net	1,028,059	1,032,960	847,938	852,570
Accrued interest receivable	5,419	5,419	4,421	4,421
FHLB stock	19,649	19,649	16,245	16,245

Financial liabilities:
Deposits	1,033,046	1,033,069	911,948	911,632
Short-term borrowings	61,322	61,322	34,007	34,007
Long-term borrowings	111,054	111,215	72,346	72,910
Junior subordinated debt owed to unconsolidated trusts	46,394	47,461	36,084	36,084
Accrued interest payable	1,944	1,944	1,417	1,417

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Parent Company Only Condensed Financial Information

Condensed Balance Sheets
(Parent Company Only)

	December 31,
	2004	2003
	(Amounts In Thousands)
Assets
Cash and cash equivalents	$—	$—
Loans receivable	85	—
Investment in subsidiaries	145,832	131,942
Premises and equipment	8,040	1,478
Other assets	3,346	4,701

Total assets	$157,3	03 $138,121

Liabilities
Short-term borrowings	$7,000	$7,375
Long-term borrowings	10,254	12,818
Junior subordinated debt owed to unconsolidated trusts	46,394	36,084
Other liabilities	1,916	1,870

Total liabilities	65,564	58,147

Stockholders’ equity
Common stock	3,770	3,436
Additional paid-in capital	53,421	43,691
Retained earnings	36,486	35,007
Accumulated other comprehensive income	505	663
Treasury stock	(2,443)	(2,823)

Total stockholders’ equity	91,739	79,974

Total liabilities and stockholders’ equity	$157,30	3 $138,121

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Parent Company Only Condensed Financial Information (Continued)

Condensed Statements of Income
(Parent Company Only)

	Years Ended December 31,
	2004	2003	2002
	(Amounts In Thousands)
Income:
Interest on loans, including fees	$3	$23	$—
Dividends from subsidiaries	8,314	7,298	3,459
Other	7,728	2,915	2,273

	16,045	10,236	5,732

Expenses:
Salaries and employee benefits	7,378	3,870	3,663
Occupancy	1,816	1,465	1,225
Interest	3,310	1,419	257
Other	5,204	1,669	1,100

	17,708	8,423	6,245

Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	-1663	1,813	(513)

Income tax benefit	3,404	1,876	1,371

Income before equity in undistributed net income of subsidiaries	1,741	3,689	858

Equity in undistributed net income of subsidiaries	2,261	4,539	5,527

Net income	$4,002	$8,228	$6,385

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Parent Company Only Condensed Financial Information (Continued)

Condensed Statements of Cash Flows
(Parent Company Only)

	Years Ended December 31,
	2004	2003	2002
	(Amounts In Thousands)
Cash Flows From Operating Activities
Net income	$4,002	$8,228	$6,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(2,261)	(4,539)	(5,527)
Depreciation	530	156	131
Gain on sale of premises and equipment	—	—	(69)
Other, net	1,537	3,123	(1,255)

Net cash provided by (used in) operating activities	3,808	6,968	(335)

Cash Flows From Investing Activities
Payment for acquisition	(1,300)	(20,282)	(9,786)
Net change in loans	(85)	500	(500)
Capital infusion, subsidiaries	(125)	(8,825)	—
Investment in Merchants and Manufacturers Statutory Trusts	(310)	(774)	(310)
Purchases of equipment, net	(7,092)	(1,065)	(221)

Net cash (used in) investing activities	(8,912)	(30,446)	(10,817)

Cash Flows From Financing Activities
Net increase (decrease) in short-term borrowings	(375)	(325)	3,898
Payments on long-term borrowings	(2,564)	—	—
Dividends paid	(2,523)	(2,213)	(1,790)
Issuance of junior subordinated debt owed to unconsolidated trusts	10,310	25,774	10,310
Stock dividend	—	(16)	—
Common stock transactions, net	256	35	(1,058)

Net cash provided by financing activities	5,104	23,255	11,360

Increase (decrease) in cash and cash equivalents	—	(223)	208

Cash and cash equivalents at beginning of year	—	223	15

Cash and cash equivalents at end of year	$—	$—	$223

10-K EXHIBIT LIST

EXHIBIT NO.	DESCRIPTION
EXHIBIT 21.1	Subsidiaries

EXHIBIT 23.1	Consent of Independent Registered Public Accounting Firm

EXHIBIT 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.