Form 10-Q
period 2005-03-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2005-05-06
CIK 753682

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

5445 S. Westridge Drive New Berlin, Wisconsin 53151

(Address of principal executive office)

(262) 827-6700

Registrant’s telephone number, including area code:

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☑ No ☐

As of May 05, 2005, 3,674,054 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

FORM 10-Q

Part I. Financial Information

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	March 31,	December 31,	March 31,
	2005	2004	2004

	(Amounts In Thousands, Except
	Share and Per Share Amounts)
ASSETS
Cash and due from banks	$27,015	$33,839	$24,774
Interest bearing deposits in banks	2,657	1,178	4,956
Federal funds sold	5,346	9,253	5,456

Cash and cash equivalents	35,018	44,270	35,186

Available-for-sale securities	170,437	172,564	158,476
Loans, less allowance for loan losses of $10,368 at March 31, 2005, $10,622 at December 31, 2004 and $9,412 at March 31, 2004	1,067,094	1,028,059	871,881
Accrued interest receivable	6,154	5,419	4,784
FHLB stock	19,931	19,649	16,519
Premises and equipment	29,888	30,355	21,536
Goodwill and intangible assets	35,665	35,714	30,107
Other assets	21,083	21,035	22,088

Total assets	$1,385,270	$1,357,065	$1,160,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$136,653	$148,482	$110,955
Interest bearing	915,753	884,564	807,081

Total deposits	1,052,406	1,033,046	918,036
Short-term borrowings	63,219	61,322	29,097
Long-term borrowings	119,387	111,054	84,309
Subordinated debentures	46,394	46,394	36,084
Accrued interest payable	2,542	1,944	1,522
Other liabilities	9,606	11,566	9,669

Total liabilities	1,293,554	1,265,326	1,078,717
Stockholders’ equity
Preferred stock, $1.00 par value; 250,000 shares authorized, Shares issued and shares outstanding — none	—	—	—
Common stock $1.00 par value; 25,000,000 shares authorized at March 31, 2005 and at December 31, 2004, and 6,000,000 at March 31, 2004; shares issued: 3,770,251 at March 31, 2005 and December 31, 2004, 3,436,036 at March 31, 2004; shares outstanding: 3,674,054 at March 31, 2005 and December 31, 2004 and 3,335,356 at March 31, 2004	3,770	3,770	3,436
Additional paid-in capital	53,421	53,421	43,622
Retained earnings	37,628	36,486	35,814
Accumulated other comprehensive income (loss)	(660)	505	1,555
Treasury stock, at cost (96,197 shares at March 31, 2005 and December 31, 2004 and 100,680 shares at March 31, 2004)	(2,443)	(2,443)	(2,567)

Total stockholders’ equity	91,716	91,739	81,860

Total liabilities and stockholders’ equity	$1,385,270	$1,357,065	$1,160,577

See Notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.

Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$15,796	$12,819
Interest and dividends on securities:
Taxable	400	468
Tax-exempt	612	381
Interest on mortgage-backed securities	873	646
Interest on interest bearing deposits in banks and federal funds sold	38	54

Total interest income	17,719	14,368
Interest expense:
Interest on deposits	3,917	3,100
Interest on short-term borrowings	457	151
Interest on long-term borrowings	1,080	734
Interest on subordinated debentures	727	557

Total interest expense	6,181	4,542

Net interest income	11,538	9,826
Provision for loan losses	390	450

Net interest income after provision for loan losses	11,148	9,376

Non-interest income:
Service charges on deposit accounts	953	725
Service charges on loans	725	427
Securities gains, net	0	177
Gain on sale of loans, net	103	144
Gain on sale of fixed assets, net	395	0
Tax fees, brokerage and insurance commissions	565	619
Other	1,352	603

Total noninterest income	4,093	2,695

Noninterest expenses:
Salaries and employee benefits	7,247	5,860
Premises and equipment	1,870	1,476
Data processing fees	847	361
Marketing and business development	394	334
Other	2,219	2,051

Total noninterest expense	12,577	10,082

Income before income taxes	2,664	1,986
Income taxes	861	582

Net income	$1,803	$1,407

Basic earnings per share	$0.49	$0.42

Diluted earnings per share	$0.49	$0.42

Dividends per share	$0.18	$0.18

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Cash Flows From Operating Activities
Net income	$1,803	$1,407
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	390	450
Depreciation	623	454
Amortization and accretion of premiums and discounts, net	192	429
Securities gains, net	0	(177)
Gain on sale of loans, net	(103)	(144)
Gain on sale of fixed assets, net	(395)	0
Increase in accrued interest receivable	(735)	(363)
Increase (decrease) in accrued interest payable	598	105
Other	(1,324)	188

Net cash provided by operations before loan originations and sales	1,049	2,349
Loans originated for sale	(10,284)	(11,865)
Proceeds from sales of loans	11,474	11,066

Net cash provided by operating activities	2,239	1,550

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(8,875)	(35,529)
Proceeds from sales of available-for-sale securities	0	7,253
Proceeds from redemptions and maturities of available-for-sale securities	9,021	26,926
Net increase in loans	(40,522)	(23,723)
(Purchase) sale of premises and equipment, net	239	(1,399)
Purchase of Federal Home Loan Bank stock	282	(274)

Net cash used in investing activities	(40,419)	(26,746)

Cash Flows From Financing Activities
Net increase in deposits	19,360	6,087
Net increase (decrease) in short-term borrowings	1,897	(4,947)
Dividends paid	(661)	(600)
Proceeds from long-term borrowings	30,231	23,500
Repayment of long-term borrowings	(21,899)	(11,500)
Proceeds from sale of treasury stock	0	187

Net cash provided by financing activities	28,928	12,727

Decrease in cash and cash equivalents	(9,252)	(12,469)
Cash and cash equivalents at beginning of period	44,270	47,655

Cash and cash equivalents at end of period	$35,018	$35,186

Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$5,583	$4,437
Income taxes paid	200	164
Loans transferred to other real estate owned	10	273
Supplemental Schedules of Noncash Investing Activities, change in accumulated other comprehensive income, unrealized gains on available-for-sale securities, net	$(1,165)	$892

See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.

Notes to Unaudited Consolidated Financial Statements
March 31, 2005

NOTE A — Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank Financial, The Reedsburg Bank, Fortress Bank, Fortress Bank Cresco, Fortress Bank Minnesota, Wisconsin State Bank (collectively, the Banks), Merchants Merger Corp., Community Financial Group Services, Inc., Merchants New Merger Corp., Community Financial Group Mortgage, Inc. and Lincoln Neighborhood Redevelopment Corporation. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. and Community Bank Financial also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. The Reedsburg Bank also includes the accounts of its wholly owned subsidiary, Reedsburg Investments, Inc. Fortress Bank also includes the accounts of its wholly owned subsidiary, Westby Investment Company, Inc. Wisconsin State Bank also includes the accounts of its wholly owned subsidiary Random Lake Investments, Inc. Community Financial Group Services, Inc. also includes the accounts of its wholly owned subsidiaries Community Financial Group, Inc. and Keith C. Winters & Associates. LTD (KCW). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2004.

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

NOTE B — Earnings Per Share

Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended
	March 31,
Basic	2005	2004
	(In Thousands, except per share data)
Net income	$1,803	$1,407
Weighted average shares outstanding	3,674	3,331
Basic earnings per share	$0.49	$0.42

Diluted:	(In Thousands, except per share data)
Net income	$1,803	$1,407
Weighted average shares outstanding	3,674	3,331
Effect of dilutive stock options outstanding	8	37

Diluted weighted average shares outstanding	3,682	3,368
Diluted earnings per share	$0.49	$0.42

NOTE C — Comprehensive Income

The following table presents our comprehensive income.

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands)
Net income	$1,803	$1,407
Other comprehensive income Change in unrealized securities gains (losses)	(1,789)	1,169
Reclassification adjustment for gains included in net income	0	177
Income tax effect	624	(454)

Total comprehensive income	$638	$2,299

NOTE D — Loans Receivable

In 2005, the Corporation performed an evaluation of the purpose and collateral of each loan. This evaluation resulted in a reallocation of loan dollars between primarily commercial real estate and commercial loans. The following table shows the composition of our loan portfolio on the dates indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004

First Mortgage:
Conventional single-family residential	$150,269	$142,926	$116,382
Commercial and multifamily residential	454,909	436,612	382,072
Construction	76,226	76,267	52,062
Farmland	55,694	55,710	45,863

	737,098	711,515	596,379

Commercial business loans	260,174	240,575	215,390
Consumer and installment loans	45,594	49,136	49,158
Home equity loans	27,078	26,592	15,538
Other	7,518	10,863	4,828

	340,364	327,166	284,914

Total loans	1,077,462	1,038,681	881,293

Less allowance for loan losses	10,368	10,622	9,412

Loans, net	$1,067,094	$1,028,059	$871,881

NOTE E — Stock-Based Compensation Plan

At March 31, 2005 we had a stock-based key officer and employee compensation plan. We account for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31,
	2005	2004
	(Amounts In Thousands,
	Except Per Share Data)
Net income, as reported	$1,803	$1,407
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5	334

Pro forma net income	$1,798	$1,073

Earnings per share:
Basic:
As reported	$0.49	$0.42
Pro forma	$0.49	$0.34
Diluted:
As reported	$0.49	$0.42
Pro forma	$0.49	$0.33

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at March 31, 2005: dividend yield of 2.00%; expected price volatility of 21.82%; blended risk-free interest rates of 4.50%; and expected life of 9.75 years.

NOTE F — Recent Acquisition

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

NOTE G — Recent Accounting Pronouncements

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Under the new rule, the Corporation is required to adopt FAS 123(R) in the first quarter of fiscal 2006, beginning January 1, 2006. The Corporation has not yet determined the method of adoption or the effect of adopting FASB 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement No. 123.

NOTE H — Commitments and Contingent Liabilities

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

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at March 31, 2005, December 31, 2004 and March 31, 2004, are as follows:

	March 31,	December 31,	March 31,
	2005	2004	2004
	(Amounts In Thousand)
Commitments to originate mortgage loans	$26,469	$20,104	$37,069

Unused lines of credit:
Commercial business	158,676	144,647	105,198
Home equity	24,450	21,935	14,561
Credit cards	16,274	18,865	16,417

Standby letters of credit	12,477	12,574	10,799

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by a Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The issuing Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the issuing Bank would be required to fund the commitment. The maximum potential amount of future payments the issuing Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the issuing Bank would be entitled to seek recovery from the customer. Credit card commitments are unsecured. At March 31, 2005 no amounts have been recorded as liabilities for the issuing Banks’ potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation had net income of $1.8 million, or $0.49 per diluted share, for the three months ended March 31, 2005 compared to $1.4 million, or $0.42 per diluted share, for the three months ended March 31, 2004, representing a 28.1% increase in net income and a 16.7% increase in diluted earnings per share. The increase in net income for the current quarter compared to the prior year period is attributed to strong balance sheet growth, strength in our core banking business, increased operating efficiencies and one-time gains on the sale of assets.

The quarter-to-quarter comparisons are impacted by the Corporation’s completion of the Random Lake acquisition on August 12, 2004. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Random Lake were recorded at their respective fair values on August 12, 2004. The Corporation acquired approximately $102.3 million in assets, $72.9 million in loans, $80.0 million in deposits and recognized goodwill and intangible assets of approximately $6.1 million related to the transaction.

Financial Condition

Total Assets

Total assets increased $28.2 million, or 2.1%, to $1.4 billion at March 31, 2005 compared to $1.4 billion at December 31, 2004. The asset growth can be attributed to significant loan growth.

Investment Securities

Available-for-sale investment securities decreased $2.1 million, or 1.2%, from $172.6 million at December 31, 2004, to $170.4 million at March 31, 2005. The investment security decline can be attributed to maturities and principal pay downs.

Loans Receivable

Loans receivable, net of allowance for loan losses, increased $39.0 million from $1.0 billion at December 31, 2004 to $1.1 billion at March 31, 2005. The growth in loans can be attributed to the growth in commercial business loans, commercial real estate loans and multifamily mortgage loans that were partially offset by the decrease in consumer and installment loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At March 31, 2005 we designated $1.0 million of loans as held for sale.

Total Deposits and Borrowings

Total deposits increased $19.4 million, or 1.9%, from $1.0 billion on December 31, 2004 to $1.1 billion on March 31, 2005. The increase in deposits can be attributed to the growth in certificates of deposit and commercial checking accounts currently offered by our subsidiary banks.

Short-term borrowings totaled $63.2 million at March 31, 2005, compared to $61.3 million at December 31, 2004, an increase of 3.1%. Short-term borrowings consist of federal funds borrowed from correspondent banks, repurchase agreements and a holding company line of credit from our primary correspondent bank. Long-term debt increased by $8.3 million, or 7.5%, from $111.1 million on December 31, 2004 to $119.4 million on March 31, 2005. Long-term debt consists of Federal Home Loan Bank advances and acquisition notes associated with the Reedsburg transaction.

Subordinated Debentures totaled $46.4 million at both March 31, 2005 and December 31, 2004. We had obligations represented by subordinated debentures at March 31, 2005 totaling $46.4 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at March 31, 2005. In accordance with FIN 46, we began deconsolidating the wholly-owned trusts that issued the trust preferred securities in 2004. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as subordinated debentures.

Capital Resources

Stockholders’ equity totaled $91.7 million at both March 31, 2005 and December 31, 2004. The component changes in stockholders’ equity consist of net income of $1.8 million, a $1.2 million net decrease in accumulated other comprehensive income, less payments of dividends to shareholders of $661,000. We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets. Our tier 1 capital (common stockholders’ equity less goodwill) to risk-weighted assets was 7.76% at March 31, 2005, above the 4.0% minimum required. Total capital to risk-adjusted assets was 9.94%; also above the 8.0% minimum requirement. The leverage ratio was at 6.59% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.

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

Nonperforming assets are summarized, for the dates indicated, as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004
Non-accrual loans:
Conventional single-family residential	$897	$726	$700
Commercial and multifamily residential	2,867	3,997	2,218
Commercial business loans	1,143	3,123	669
Consumer and installment loans	840	1,025	842

Total non-accrual loans	5,747	8,871	4,429

Other real estate owned	1,306	1,296	2,130

Total nonperforming assets	$7,053	$10,167	$6,559

Ratios:
Non-accrual loans to total loans	0.53%	0.85%	0.50%
Nonperforming assets to total assets	0.51%	0.75%	0.57%
Loan loss allowance to non-accrual loans	180.41%	119.74%	212.51%
Loan loss allowance to total loans	0.96%	1.02%	1.07%

Nonperforming assets decreased by $3.1 million from $10.2 million at December 31, 2004 to $7.1 million at March 31, 2005, a decrease of 30.6%. We believe any losses on current non-accrual loans balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.

The following table presents changes in the allowance for loan losses (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2004

Balance at beginning of period	$10,622	$9,135
Provision for loan losses	390	450
Charge-offs:
Commercial and multifamily residential	8	95
Commercial business loans	623	88
Consumer and installment loans	100	79

Total charge-offs	731	262

Recoveries:
Commercial and multifamily residential	12	2
Commercial business loans	20	38
Consumer and installment loans	55	49

Total recoveries	87	89

Net charge-offs	644	173

Balance at March 31, 2005	$10,368	$9,412

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the first three months of 2005 is consistent with prior periods.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans. As of March 31, 2005, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $45.2 million compared to $40.9 million as of December 31, 2004, an increase of $4.3 million or 10.5%. Management believes the quality of the loan portfolio remains strong due to the collateral position of our classified loans.

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

Comparison of Three Months Ended March 31, 2005 and 2004

Net Interest Income

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2005 was $11.9 million, an increase of 18.2% from the $10.0 million reported for the same period in 2004. The increase is due partly from revenue resulting from the acquisition Wisconsin State Bank as well as the increase in loan and investment volume funded by an increase in deposits and long-term borrowings. Our net interest margin on a fully taxable-equivalent basis was 3.85% and 3.84% for the first quarter of 2005 and 2004, respectively. The slowly rising interest rate environment, the incremental effect of the acquisition as well as the increased amortization of purchase accounting premiums associated with our acquisitions resulted in slightly higher margins. The increase in market interest rates offset by an increase in premium amortization during the first quarter caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to increase from 5.58% for the three months ended March 31, 2004 to 5.85% for the three month period ended March 31, 2005. Similarly, the increase in market interest rates offset by an increase in premium amortization during the first quarter caused the average rate on a fully taxable-equivalent basis paid on interest bearing liabilities to increase from 1.93% for the three months ended March 31, 2004 to 2.24% for the three month period ended March 31, 2005.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets
Loans, net (1)(2)	$1,047,163	$15,750	6.10%	$860,888	$12,770	5.97%
Loans exempt from federal income taxes (3)	3,656	68	7.56%	3,951	74	7.53%
Taxable investment securities (4)	33,423	395	4.79%	46,250	468	4.07%
Mortgage-related securities (4)	92,991	873	3.81%	79,965	646	3.25%
Investment securities exempt from federal income taxes (3)(4)	64,865	930	5.82%	43,907	577	5.29%
Other securities	10,505	63	2.43%	17,172	54	1.26%

Interest earning assets	1,252,603	18,079	5.85%	1,052,133	14,589	5.58%

Non interest earning assets	110,583			92,455

Average assets	$1,363,186			$1,144,588

Liabilities and Stockholders’ Equity
NOW deposits	$94,709	133	0.57%	$85,639	105	0.49%
Money market deposits	242,963	788	1.32%	262,717	731	1.12%
Savings deposits	134,732	297	0.89%	115,954	235	0.82%
Time deposits	424,842	2,721	2.61%	333,274	2,029	2.45%
Short-term borrowings	62,510	457	2.96%	36,890	151	1.65%
Long-term borrowings	117,045	1,079	3.74%	78,233	734	3.77%
Subordinated debentures	46,394	727	6.36%	35,000	557	6.40%

Interest bearing liabilities	1,123,195	6,202	2.24%	947,707	4,542	1.93%

Demand deposits and other non interest bearing liabilities	146,115			115,795
Stockholders’ equity	93,876			81,086

Average liabilities and stockholders’ equity	$1,363,186			$1,144,588

Net interest spread (5)		$11,877	3.61%		$10,047	3.65%
Net interest earning assets	$129,408			$104,426
Net interest margin on a fully tax equivalent basis (6)			3.85%			3.84%
Net interest margin (6)			3.74%			3.76%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.12			1.11

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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

VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended March 31, 2005
	Compared to March 31, 2004
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
Interest-Earning Assets:
Loans, net (1)	$2,700	$280	$2,980
Loans exempt from federal income taxes (2)	(6)	0	(6)
Taxable investment securities	(203)	130	(73)
Mortgage-related securities	111	116	227
Investment securities exempt from federal income taxes (2)	292	61	353
Other securities	(7)	16	9

Total interest-earning assets	$2,887	$603	$3,490

Interest-Bearing Liabilities:
NOW deposits	$11	$17	$28
Money market deposits	(43)	100	57
Savings deposits	39	23	62
Time deposits	567	125	692
Short-term borrowings	142	164	306
Long-term borrowings	352	(7)	345
Subordinated debentures	174	(4)	170

Total interest-bearing liabilities	$1,242	$418	$1,660

Net change in net interest income			$1,830

(1)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

Provision for Loan Losses

For the three months ended March 31, 2005, the provision for loan losses was $390,000 compared to $450,000 for the same period in 2004. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income

Non-interest income for the three months ended March 31, 2005, was $4.1 million compared to $2.7 million for the three months ended March 31, 2004, an increase of $1.4 million, or 51.9%. All categories of non-interest income are affected by the acquisition of Wisconsin State Bank. The composition of non-interest income is shown in the following table (dollars in thousands).

	For the Three Months Ended March 31,
	2005	2004

Service charges on deposit accounts	$953	$725
Service charges on loans	725	427
Securities gains, net	0	177
Gain on sale of loans, net	103	144
Gain on sale of premises, net	395	0
Tax fees, brokerage and insurance commissions	565	619
Other	1,352	603

Total non-interest income	$4,093	$2,695

Service charges on deposit accounts for the three months ended March 31, 2005 was $953,000 compared to $725,000 for the three months ended March 31, 2004, an increase of $228,000, or 31.4%. The increase in 2005 is the result of growth in deposit accounts, both internal and through acquisition, fee structure modifications company wide and the acquisition of Wisconsin State Bank.

Service charges on loans for the three months ended March 31, 2005 was $725,000 compared to $427,000 for the three months ended March 31, 2004, an increase of $298,000, or 69.8%. The increase is due directly to an increase in commercial loan fees, mortgage related servicing and fee income and the acquisition of Wisconsin State Bank.

We recorded no net gain on the sale of securities in the first quarter of 2005 compared to a gain of $177,000 on the sale of $7.3 million of securities during the same period in 2004.

Gains on the sale of loans were $103,000 for the three months ended March 31, 2005 compared to $144,000 for the three months ended March 31, 2004. Slightly higher market interest rates led to lower secondary market sales volume of 15 and 30 year residential mortgage loans in the first quarter of 2005.

Other fee income for the three month period ending March 31, 2005 included non-recurring fee income of $490,000 related to the sale of Pulse EFT Association to Discover Financial Services as well as additional income related to the acquisition of Wisconsin State Bank.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2005 was $12.6 million compared to $10.1 million for the three months ended March 31, 2004, an increase of $2.5 million, or 24.7%. Generally speaking, the increase in 2005 expenses are in part the result of the cost of implementing our “Vision Unlimited” program throughout 2004 and the acquisition of Wisconsin State Bank. Vision Unlimited is the company-wide project of standardizing policies and procedures across the organization and as well as centralizing many operational functions. There were no non-recurring costs associated with data processing conversions, system installations or Sarbanes-Oxley implementation during the period ended March 31, 2004 or the similar period in 2005.

	For the Three Months Ended March 31,
	2005	2004

Salaries and employee benefits	$7,247	$5,860
Premises and equipment	1,870	1,476
Data processing fees	847	361
Marketing and business development	394	334
Federal deposit insurance premiums	36	41
Other	2,183	2,010

Total noninterest expense	$12,577	$10,082

Salaries and employee benefits for the three months ended March 31, 2005 was $7.2 million compared to $5.9 million for the three months ended March 31, 2004, an increase of $1.4 million, or 23.7%. The increase in salaries and benefits is due in part to including Wisconsin State Bank’s 2005 operating results. Also impacting salaries and employee benefits in the 2004 were additional staff hires particularly in holding company management, marketing and information technology areas, higher benefit costs, changes in personnel and normal pay raises.

Premises and equipment expense for the three months ended March 31, 2005 was $1.9 million compared to $1.5 million for the three months ended March 31, 2004, an increase of $394,000, or 26.7%. Higher utility costs, building lease payments, depreciation, maintenance of our facilities and acquisitions contributed to the increase.

Data processing fees for the three months ended March 31, 2005 was $847,000 compared to $361,000 for the three months ended March 31, 2004, an increase of $486,000, or 134.6%. The increase was due to our system wide conversion to a single data processing system corporate wide in between July and October of 2004 as well as equipment and software upgrades.

Marketing and business development expense for the three months ended March 31, 2005 was $394,000 compared to $334,000 for the three months ended March 31, 2004, an increase of $60,000, or 18.0%. The increase was due increased donations and contributions and the inclusion of Wisconsin State Bank’s marketing and business development expenses.

Other expenses for the three months ended March 31, 2005 was $2.2 million compared to $2.0 million for the three months ended March 31, 2004, an increase of $173,000, or 8.6%. The increase in 2005 other expenses is solely due the acquisition of Wisconsin State Bank. We are focused on controlling expenses during 2005.

Income Taxes

Income taxes for the three-month period ended March 31, 2005 was $861,000 compared to $582,000 for the three months ended March 31, 2004, an increase of $279,000, or 47.9%. The effective tax rate for the three months ended March 31, 2005 was 32.3% compared to 29.3% for the same period in 2004. The increased tax rate is due to the fully taxed income nature of the non-recurring income experienced during the period ended March 31, 2005.

Net Income

On an after tax basis, for the three month period ended March 31, 2005, we reported net income of $1.8 million compared to $1.4 million for the same period in 2004, an increase of 28.1%.

Liquidity

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2005, compared to $1.6 million provided by operating activities in 2004, an increase of $689,000. Net cash used in investing activities increased by $13.7 million, to $40.4 million for the three months ended March 31, 2005, from $26.7 million used in the same period in 2004. Net cash provided by financing activities was $28.9 million for the three months ended March 31, 2005 compared to $12.7 million provided by financing activities during the three-month period in 2004, an increase of $16.2 million.

The Corporation expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the Asset/Liability Management committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, we believe that the Banks could borrow $101.2 million for a short time from these banks on a collective basis. The Banks are members of the Federal Home Loan Bank (FHLB) and each has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of March 31, 2005. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation’s historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of March 31, 2005
	Within	Six to Twelve	One to Five	Over
	Six Months	Months	Years	Five Years	Total
		(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$90,330	$90,166	$306,560	$15,245	$502,301
Adjustable-rate mortgage loans	196,073	17,111	20,486	1,127	234,797

Total mortgage loans	286,403	107,277	327,046	16,372	737,098
Commercial business loans	159,137	28,484	69,641	2,912	260,174
Consumer loans	16,217	6,346	21,997	1,034	45,594
Home equity loans	26,645	2	410	21	27,078
Other loans	4,264	710	1,528	1,016	7,518
Mortgage-related securities	8,345	16,643	51,844	13,342	90,174
Fixed rate investment securities and other	5,224	2,949	21,377	50,713	80,263
Variable rate investment securities and other	27,934	0	0	0	27,934

Total interest-earning assets	$534,169	$162,411	$493,843	$85,410	$1,275,833

Interest-bearing liabilities:
Deposits
Time deposits	$214,704	$90,077	$141,662	$169	$446,612
NOW accounts	5,878	5,878	58,780	27,430	97,966
Savings accounts	8,506	8,628	85,057	39,693	141,884
Money market accounts	27,160	12,902	129,020	60,209	229,291
Short-term borrowings	61,209	2,010	0	0	63,219
Long-term borrowings	15,190	13,999	86,051	4,147	119,387
Subordinated debentures	28,352	0	0	18,042	46,394

Total interest-bearing liabilities	$360,999	$133,494	$500,570	$149,690	$1,144,753

Interest-earning assets less interest-bearing liabilities	$173,170	$28,917	($6,727)	($64,280)	$131,080

Cumulative interest rate sensitivity gap	$173,1701	$202,087	$195,360	$131,080

Cumulative interest rate sensitivity gap as a percentage of total assets	12.50%	14.59%	14.10%	9.46%

At March 31, 2005, the Corporation’s cumulative interest-rate sensitive gap as a percentage of total assets was a positive 12.50% for six months and a positive 14.59% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write — offs; (2) changes in management’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; and (10) changes in accounting principles, policies or guidelines.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation has not experienced any material changes to its market risk position since December 31, 2004, from that disclosed in the Corporation’s 2004 Form 10-K Annual Report.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation’s Chairman of the Board and Chief Executive Officer and the Corporation’s Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Corporation (and its consolidated subsidiaries) required to be included in the periodic reports the Corporation is required to file and submit to the SEC under the Exchange Act. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Corporation has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Corporation’s Chairman of the Board and Chief Executive Officer and the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Corporation’s internal control over financial reporting during the Corporation’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. Other Information

Item 1.          Legal Proceedings

As of March 31, 2005 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — NONE

Item 3.	Defaults upon Senior Securities — NONE

Item 4	Submission of Matters to Vote of Security Holders — NONE

Item 5	Other Information — NONE

Item 6.	Exhibits

     The following exhibits are filed as part of this report:

EXHIBIT 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. (Registrant)
Date May 06, 2005.	/s/ Michael J. Murry
Michael J. Murry
Chairman of the Board of Directors and Chief Executive Officer Principal Executive Officer

Date May 06 , 2005.	/s/ Frederick R. Klug
Frederick R. Klug
Executive Vice President & Chief Financial Officer Principal Financial Officer

10-Q EXHIBIT LIST

EXHIBIT NO.	DESCRIPTION

EXHIBIT 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.