Form 10-Q
period 2005-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2005-08-05
CIK 753682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
As of August 1, 2005, 3,700,545 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
FORM 10-Q

Part I. Financial Information
Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	June 30,	December 31,	June 30,
	2005	2004	2004
	(Dollars in Thousands, Except Share and Per Share Amounts)
ASSETS
Cash and due from banks	$31,778	$33,839	$25,040
Interest bearing deposits in banks	1,328	1,178	1,578
Federal funds sold	970	9,253	1,181

Cash and cash equivalents	34,076	44,270	27,799
Available-for-sale securities	172,948	172,564	157,434
Loans, less allowance for loan losses of $10,381 at June 30, 2005, $10,622 at December 31, 2004 and $9,716 at June 30, 2004	1,099,854	1,028,059	894,686
Accrued interest receivable	6,251	5,419	4,639
FHLB stock	20,118	19,649	16,928
Premises and equipment	30,876	30,355	22,063
Goodwill and intangible assets	35,530	35,714	29,975
Other assets	21,343	21,035	22,358

Total assets	$1,420,996	$1,357,065	$1,175,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$138,244	$148,482	$115,187
Interest bearing	932,221	884,564	803,622

Total deposits	1,070,465	1,033,046	918,809
Short-term borrowings	71,162	61,322	34,065
Long-term borrowings	123,926	111,054	96,728
Junior subordinated debt owed to unconsolidated trusts	46,394	46,394	36,084
Accrued interest payable	2,654	1,944	1,575
Other liabilities	12,044	11,566	8,647

Total liabilities	1,326,645	1,265,326	1,095,908

Stockholders’ equity
Preferred stock, $1.00 par value; 250,000 shares authorized, shares issued and shares outstanding — none	—	—	—
Common stock $1.00 par value; 25,000,000 shares authorized; shares issued: 3,770,251 at June 30, 2005 and December 31, 2004, 3,436,036 at June 30, 2004; shares outstanding: 3,699,253 at June 30, 2005, 3,674,054 at December 31, 2004 and 3,335,930 at June 30, 2004	3,770	3,770	3,436
Additional paid-in capital	53,594	53,421	43,615
Retained earnings	38,605	36,486	36,685
Accumulated other comprehensive income (loss)	159	505	(1,211)
Treasury stock, at cost (70,998 shares at June 30, 2005, 96,197 shares at December 31, 2004 and 100,106 shares at June 30, 2004)	(1,777)	(2,443)	(2,551)

Total stockholders’ equity	94,351	91,739	79,974

Total liabilities and stockholders’ equity	$1,420,996	$1,357,065	$1,175,882

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$17,016	$12,937	$32,812	$25,756
Interest and dividends on securities:
Taxable	425	436	825	904
Tax-exempt	561	390	1,173	771
Interest on mortgage-backed securities	893	769	1,766	1,415
Interest on interest bearing deposits in banks and federal funds sold	36	44	74	98

Total interest income	18,931	14,576	36,650	28,944

Interest expense:
Interest on deposits	4,605	3,016	8,522	6,116
Interest on short-term borrowings	572	145	1,029	296
Interest on long-term borrowings	1,165	787	2,245	1,521
Interest on junior subordinated debt owed to unconsolidated trusts	773	555	1,500	1,112

Total interest expense	7,115	4,503	13,296	9,045

Net interest income	11,816	10,073	23,354	19,899
Provision for loan losses	390	451	780	901

Net interest income after provision for loan losses	11,426	9,622	22,574	18,998

Non-interest income:
Service charges on deposit accounts	1,036	784	1,989	1,509
Service charges on loans	949	354	1,674	781
Securities gains, net	—	6	—	183
Gain on sale of loans, net	96	150	199	294
Gain on sale of fixed assets, net	—	158	395	158
Tax fees, brokerage and insurance commissions	475	380	1,040	999
Other	876	822	2,228	1,425

Total noninterest income	3,432	2,654	7,525	5,349

Noninterest expenses:
Salaries and employee benefits	6,971	5,767	14,218	11,627
Premises and equipment	1,807	1,352	3,677	2,828
Data processing fees	884	400	1,731	761
Marketing and business development	657	574	1,051	908
Sarbanes-Oxley implementation	—	67	—	67
Other	2,106	1,981	4,325	4,032

Total noninterest expense	12,425	10,141	25,002	20,223

Income before income taxes	2,433	2,135	5,097	4,124
Income taxes	794	663	1,655	1,245

Net income	$1,639	$1,472	$3,442	$2,879

Basic earnings per share	$0.45	$0.44	$0.94	$0.86

Diluted earnings per share	$0.44	$0.44	$0.93	$0.86

Dividends per share	$0.18	$0.18	$0.36	$0.36

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net income	$3,442	$2,879
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	780	901
Depreciation	1,394	929
Amortization and accretion of premiums and discounts, net	364	492
Securities gains, net	—	(183)
Gain on sale of loans, net	(199)	(294)
Gain on sale of fixed assets, net	(395)	(158)
Increase in accrued interest receivable	(832)	(218)
Increase in accrued interest payable	710	158
Other	1,502	354

Net cash provided by operating activities before loan originations and sales	6,766	4,860
Loans originated for sale	(20,764)	(40,942)
Proceeds from sales of loans	21,772	39,547

Net cash provided by operating activities	7,774	3,465

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(28,721)	(63,838)
Proceeds from sales of available-for-sale securities	26	10,032
Proceeds from redemptions and maturities of available-for-sale securities	26,628	49,786
Net increase in loans	(73,559)	(46,514)
Purchase of premises and equipment, net	(1,520)	(2,401)
Purchase of Federal Home Loan Bank stock	(469)	(683)

Net cash used in investing activities	(77,615)	(53,618)

Cash Flows From Financing Activities
Net increase in deposits	37,419	6,861
Dividends paid	(1,323)	(1,200)
Net increase in short-term borrowings	9,840	58
Proceeds from long-term borrowings	44,386	42,941
Repayment of long-term borrowings	(31,514)	(18,559)
Proceeds from sale of treasury stock	839	196

Net cash provided by financing activities	59,647	30,297

Decrease in cash and cash equivalents	(10,194)	(19,856)
Cash and cash equivalents at beginning of period	44,270	47,655

Cash and cash equivalents at end of period	$34,076	$27,799

Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$12,586	$8,887
Income taxes paid	490	2,149
Loans transferred to other real estate owned	175	554

Supplemental Schedules of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized (losses) on available-for-sale securities, net	$(346)	$(1,874)
See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2005
NOTE A — Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank Financial, The Reedsburg Bank, Fortress Bank, Fortress Bank Cresco, Fortress Bank Minnesota, Wisconsin State Bank (collectively, the Banks), Merchants Merger Corp., Community Financial Group Financial Services, Inc., Merchants New Merger Corp., Community Financial Group Mortgage, Inc. and Lincoln Neighborhood Redevelopment Corporation. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. and Community Bank Financial also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. The Reedsburg Bank also includes the accounts of its wholly owned subsidiary, Reedsburg Investments, Inc. Fortress Bank also includes the accounts of its wholly owned subsidiary, Westby Investment Company, Inc. Wisconsin State Bank also includes the accounts of its wholly owned subsidiary Random Lake Investments, Inc. Community Financial Group Financial Services, Inc. also includes the accounts of its wholly owned subsidiaries Community Financial Services, LLC (CFS) and Keith C. Winters & Associates, LTD (KCW). All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2004.
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

NOTE B — Earnings Per Share
Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in Thousands, Except Per Share Data)
Basic:
Net income	$1,639	$1,472	$3,442	$2,879
Weighted average shares outstanding	3,676	3,336	3,675	3,334
Basic earnings per share	$0.45	$0.44	$0.94	$0.86

	(Dollars in Thousands, Except Per Share Data)
Diluted:
Net income	$1,639	$1,472	$3,442	$2,879
Weighted average shares outstanding	3,676	3,336	3,675	3,334
Effect of dilutive stock options outstanding	13	23	11	30

Diluted weighted average shares outstanding	3,689	3,359	3,686	3,364
Diluted earnings per share	$0.44	$0.44	$0.93	$0.86

NOTE C — Comprehensive Income
The following table presents our comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in Thousands)
Net income	$1,639	$1,472	$3,442	$2,879
Other comprehensive income
Change in unrealized securities gains (losses)	2,271	(6,644)	(535)	(3,084)
Reclassification adjustment for gains included in net income	—	6	—	183
Income tax effect	(793)	2,317	189	1,027

Total comprehensive income (loss)	$3,117	$(2,849)	$3,095	$1,005

NOTE D — Loans Receivable
The following table shows the composition of our loan portfolio on the dates indicated:

	June 30,	December 31,	June 30,
	2005	2004	2004
		(Dollars in Thousands)
First Mortgage:
Conventional single-family residential	$156,313	$142,926	$114,011
Commercial and multifamily residential	471,694	436,612	387,459
Construction	80,150	76,267	58,722
Farmland	55,863	55,710	49,120

	764,020	711,515	609,312

Commercial business loans	262,653	240,575	225,680
Consumer and installment loans	48,263	49,136	46,737
Home equity loans	27,620	26,592	17,656
Other	7,679	10,863	5,017

	346,215	327,166	295,090

Total loans	1,110,235	1,038,681	904,402

Less allowance for loan losses	10,381	10,622	9,716

Loans, net	$1,099,854	$1,028,059	$894,686

NOTE E — Stock-Based Compensation Plan
At June 30, 2005 we had a stock-based key officer and employee compensation plan. We account for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$1,639	$1,472	$3,442	$2,879
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	6	334

Pro forma net income	$1,639	$1,472	$3,436	$2,545

Earnings per share:
Basic:
As reported	$0.45	$0.44	$0.94	$0.86
Pro forma	$0.45	$0.44	$0.93	$0.76
Diluted:
As reported	$0.44	$0.44	$0.93	$0.86
Pro forma	$0.44	$0.44	$0.93	$0.76

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at June 30, 2005: dividend yield of 1.89%; expected price volatility of 21.83%; blended risk-free interest rates of 4.50%; and expected life of 9.50 years.
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
NOTE G — Recent Accounting Pronouncements
The Accounting Standards Executive Committee has issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Corporation this Statement is effective as of January 1, 2005 and would potentially effect the accounting treatment of future acquisitions.
On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Corporation.

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
On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for FAS 123(R), Share-Based Payment. Under the new rule, the Corporation is required to adopt FAS 123(R) beginning January 1, 2006. The Corporation has not yet determined the method of adoption or the effect of adopting FAS 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement No. 123.
As of the effective date, the Corporation will have the option of applying the Statement using a modified prospective application or a modified retrospective application. Under the prospective method compensation cost would be recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. Under the retrospective application method compensation cost would be recognized as in (1) above and (2) for prior periods would be restated consistent with the pro forma disclosures required for those periods by SFAS 123. The Corporation has not yet made a decision on which method of application it will elect.
In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. For the Corporation this Statement is effective for calendar year 2006 and early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

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
Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at June 30, 2005, December 31, 2004 and June 30, 2004, are as follows:

	June 30,	December 31,	June 30,
	2005	2004	2004
		(Dollars in Thousands)
Commitments to originate mortgage loans	$24,345	$20,104	$45,513

Unused lines of credit:
Commercial business	162,552	144,647	105,559
Home equity	26,728	21,935	15,570
Credit cards	16,264	18,865	16,861

Standby letters of credit	15,109	12,574	11,025
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by a Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The issuing Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the issuing Bank would be required to fund the commitment. The maximum potential amount of future payments the issuing Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the issuing Bank would be entitled to seek recovery from the customer. Credit card commitments are unsecured. At June 30, 2005 no amounts have been recorded as liabilities for the issuing Banks’ potential obligations under these guarantees.
Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Corporation had net income of $1.6 million, or $0.44 per diluted share, for the three months ended June 30, 2005 compared to $1.5 million, or $0.44 per diluted share, for the three months ended June 30, 2004, representing an 11.4% increase in net income. For the six months ended June 30, 2005, the Corporation had net income of $3.4 million, or $0.93 per diluted share, compared to $2.9 million, or $0.86 per diluted share, for the six months ended June 30, 2004, representing a 19.6% increase in net income and an 8.1% increase in diluted earnings per share. The increase in net income for the current quarter and year-to-date compared to the prior year periods is attributed to strong balance sheet growth, strength in our core banking business and increased operating efficiencies. The six months ended June 30, 2005 also includes a one-time gain on the sale of fixed assets of $395,000.
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
Financial Condition
Total Assets
Total assets increased $63.9 million, or 4.7%, to $1.42 billion at June 30, 2005 compared to $1.36 billion at December 31, 2004. The asset growth can be attributed to significant internal loan growth.
Investment Securities
Available-for-sale investment securities increased $384,000, or 0.2%, from $172.6 million at December 31, 2004, to $172.9 million at June 30, 2005. The investment securities increase is due to purchases partially offset by maturities and principal pay downs.
Loans Receivable
Loans receivable, net of allowance for loan losses, increased $71.8 million from $1.0 billion at December 31, 2004 to $1.1 billion at June 30, 2005. The growth in loans can be attributed to the growth in commercial business loans, commercial real estate loans, single-family residential loans and multifamily mortgage loans that were partially offset by the decrease in consumer and installment loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At June 30, 2005 we designated $1.2 million of loans as held for sale.

Total Deposits and Borrowings
Total deposits increased $37.4 million, or 3.6%, from $1.0 billion on December 31, 2004 to $1.1 billion on June 30, 2005. The increase in deposits can be attributed to the growth in certificates of deposit and commercial checking accounts currently offered by our subsidiary banks.
Short-term borrowings totaled $71.2 million at June 30, 2005, compared to $61.3 million at December 31, 2004, an increase of 16.0%. Short-term borrowings consist of federal funds borrowed from correspondent banks, repurchase agreements and a holding company line of credit from our primary correspondent bank. Long-term debt increased by $12.9 million, or 11.6%, from $111.1 million on December 31, 2004 to $123.9 million on June 30, 2005. Long-term debt consists of Federal Home Loan Bank advances and acquisition notes associated with the Reedsburg transaction. The increase in borrowings reflects strong loan growth that was only partially funded by an increase in total deposits.
Junior subordinated debt owed to unconsolidated trusts totaled $46.4 million at both June 30, 2005 and December 31, 2004. We had obligations represented by subordinated debentures at June 30, 2005 totaling $46.4 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at June 30, 2005. In accordance with FIN 46, we began deconsolidating the wholly-owned trusts that issued the trust preferred securities in 2004. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as junior subordinated debt owed to unconsolidated trusts.
Capital Resources
Stockholders’ equity totaled $94.4 million at June 30, 2005 compared to $91.7 million at December 31, 2004. The component changes in stockholders’ equity consist of net income of $3.4 million, a net decrease of $346,000 in accumulated other comprehensive income, sale of treasury stock of $839,000, less payments of dividends to shareholders of $1.3 million. We and our banks continue to exceed our regulatory capital requirements.
Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets. Our tier 1 capital to risk-weighted assets was 7.71% at June 30, 2005, above the 4.0% minimum required. Total capital to risk-adjusted assets was 9.77%; also above the 8.0% minimum requirement. The leverage ratio was at 6.58% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.

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
Nonperforming assets are summarized, for the dates indicated, as follows:

	June 30,	December 31,	June 30,
	2005	2004	2004
	(Dollars in Thousands)
Non-accrual loans:
Conventional single-family residential	$1,126	$726	$642
Commercial and multifamily residential	2,921	3,997	2,302
Commercial business loans	1,383	3,123	588
Consumer and installment loans	791	1,025	1,167

Total non-accrual loans	6,221	8,871	4,699

Other real estate owned	1,471	1,296	1,907

Total nonperforming assets	$7,692	$10,167	$6,606

Ratios:
Non-accrual loans to total loans	0.56%	0.85%	0.52%
Nonperforming assets to total assets	0.54%	0.75%	0.56%
Loan loss allowance to non-accrual loans	166.87%	119.74%	206.77%
Loan loss allowance to total loans	0.94%	1.02%	1.07%
Nonperforming assets decreased by $2.5 million from $10.2 million at December 31, 2004 to $7.7 million at June 30, 2005, a decrease of 24.3%. The decrease in non-accrual assets is due to the completion of loan renewal documents as well as pay downs on loans from other banking institutions. We believe any losses on current non-accrual loan balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.
The following table presents changes in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(Dollars in Thousands)
Balance at beginning of period	$10,368	$9,462	$10,623	$9,136
Provision for loan losses	390	451	780	901
Charge-offs:
Commercial and multifamily residential	19	37	27	95
Commercial business loans	184	109	807	197
Consumer and installment loans	246	129	347	183

Total charge-offs	449	275	1,181	475

Recoveries:
Commercial and multifamily residential	3	2	15	2
Commercial business loans	27	31	47	69
Consumer and installment loans	42	45	97	83

Total recoveries	72	78	159	154

Net charge-offs	377	197	1,022	321

Balance at end of period	$10,381	$9,716	$10,381	$9,716

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
The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the first six months of 2005 is consistent with prior periods.
Potential Problem Loans
We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans. As of June 30, 2005, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $47.9 million compared to $40.9 million as of December 31, 2004, an increase of $7.0 million or 17.0%. Management believes the quality of the loan portfolio remains strong due to the collateral position of our classified loans.

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
Comparison of Three and Six Months Ended June 30, 2005 and 2004
Net Income
Net income for the three months ended June 30, 2005 was $1.6 million, or $0.44 per diluted share, compared to $1.5 million, or $0.44 per diluted share, for the three months ended June 30, 2004, representing an 11.4% increase in net income. Net income for the six months ended June 30, 2005 was $3.4 million, or $0.93 per diluted share, compared to $2.9 million, or $0.86 per diluted share, for the same period in the prior year, representing a 19.6% increase in net income and an 8.1% increase in diluted earnings per share.
Net Interest Income
Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well as being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2005 was $12.1 million, an increase of 20.0% from the $10.1 million reported for the same period in 2004, and for the six months ended June 30, 2005 was $24.0 million, an increase of 20.3% from the $20.0 million reported for the same period in 2004. The increase is due partly from revenue resulting from the acquisition of Wisconsin State Bank as well as the increase in loan volume funded by an increase in deposits and short and long-term borrowings. Our net interest margin on a fully taxable-equivalent basis was 3.78% for both three month periods ended June 30, 2005 and 2004, and 3.81% and 3.77% for the six month periods ended June 30, 2005 and 2004, respectively. The slowly rising interest rate environment, the incremental effect of the acquisition as well as the increased amortization of purchase accounting premiums associated with our acquisitions resulted in slightly higher margins. The increase in market interest rates during the current year caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to increase from 5.46% for the three months ended June 30, 2004 to 5.99% for the three months ended June 30, 2005, and from 5.48% for the six months ended June 30, 2004, to 5.92% for the six months ended June 30, 2005. Similarly, the increase in market interest rates offset by an increase in premium amortization during the current year caused the average rate on a fully taxable-equivalent basis paid on interest bearing liabilities to increase to 2.46% and 2.35% for the three and six months ended June 30, 2005, respectively, compared to 1.88% and 1.90% for the same periods in the prior year.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:
AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Three Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Loans, net (1)(2)	$1,089,378	$16,975	6.25%	$886,342	$12,883	5.85%
Loans exempt from federal income taxes (3)	3,416	62	7.29%	4,418	82	7.46%
Taxable investment securities (4)	35,516	425	4.80%	40,475	436	4.33%
Mortgage-related securities (4)	89,817	893	3.99%	92,360	769	3.35%
Investment securities exempt from federal income taxes (3)(4)	63,669	850	5.35%	42,760	390	3.67%
Other securities	6,041	36	2.39%	9,087	44	1.95%

Interest earning assets	1,287,837	19,241	5.99%	1,075,442	14,604	5.46%

Non interest earning assets	126,142			94,594

Average assets	$1,413,979			$1,170,036

Liabilities and Stockholders’ Equity
NOW deposits	$98,075	141	0.58%	$87,049	101	0.47%
Money market deposits	224,590	836	1.49%	255,746	671	1.06%
Savings deposits	137,065	306	0.90%	124,592	261	0.84%
Time deposits	460,864	3,322	2.89%	336,471	1,983	2.37%
Short-term borrowings	72,193	572	3.18%	35,039	145	1.66%
Long-term borrowings	118,865	1,165	3.93%	88,850	787	3.56%
Junior subordinated debt owed to unconsolidated trusts	46,394	773	6.68%	36,084	555	6.19%

Interest bearing liabilities	1,158,046	7,115	2.46%	963,831	4,503	1.88%

Demand deposits and other non interest bearing liabilities	162,410			124,853
Stockholders’ equity	93,523			81,352

Average liabilities and stockholders’ equity	$1,413,979			$1,170,036

Net interest spread (5)		$12,126	3.53%		$10,101	3.58%
Net interest earning assets	$129,791			$111,611
Net interest margin on a fully tax equivalent basis (6)			3.78%			3.78%
Net interest margin (6)			3.68%			3.77%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.11			1.12

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:
AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Six Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Loans, net (1)(2)	$1,068,354	$32,727	6.18%	$873,615	$25,653	5.91%
Loans exempt from federal income taxes (3)	3,535	129	7.35%	4,184	156	7.50%
Taxable investment securities (4)	34,720	825	4.79%	43,361	904	4.19%
Mortgage-related securities (4)	92,383	1,766	3.85%	86,162	1,415	3.30%
Investment securities exempt from federal income taxes (3)(4)	63,961	1,777	5.60%	43,333	771	3.58%
Other securities	8,260	74	1.81%	13,130	98	1.50%

Interest earning assets	1,271,213	37,298	5.92%	1,063,785	28,997	5.48%

Non interest earning assets	122,015			93,919

Average assets	$1,393,228			$1,157,704

Liabilities and Stockholders’ Equity
NOW deposits	$97,448	274	0.57%	$86,344	206	0.48%
Money market deposits	232,679	1,624	1.41%	259,231	1,403	1.09%
Savings deposits	135,667	603	0.90%	120,190	495	0.83%
Time deposits	443,042	6,021	2.74%	334,958	4,012	2.41%
Short-term borrowings	67,429	1,029	3.08%	35,964	296	1.66%
Long-term borrowings	117,909	2.245	3.84%	83,541	1,521	3.66%
Junior subordinated debt owed to unconsolidated trusts	46,394	1,500	6.52%	36,084	1,112	6.20%

Interest bearing liabilities	1,140,568	13,296	2.35%	956,312	9,045	1.90%

Demand deposits and other non interest bearing liabilities	159,471			120,173
Stockholders’ equity	93,189			81,219

Average liabilities and stockholders’ equity	$1,393,228			$1,157,704

Net interest spread (5)		$24,002	3.57%		$19,952	3.58%
Net interest earning assets	$130,645			$107,473
Net interest margin on a fully tax equivalent basis (6)			3.81%			3.77%
Net interest margin (6)			3.70%			3.76%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.11			1.11

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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
VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Compared to June 30, 2004			Compared to June 30, 2004
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
			(Dollars in Thousands)
Interest-Earning Assets:
Loans, net (1)	$3,143	$949	$4,092	$5,861	$1,213	$7,074
Loans exempt from federal income taxes (2)	(18)	(2)	(20)	(24)	(3)	(27)
Taxable investment securities	(92)	81	(11)	(279)	200	(79)
Mortgage-related securities	(21)	145	124	106	245	351
Investment securities exempt from federal income taxes (2)	237	223	460	459	547	1,006
Other securities	(25)	17	(8)	(53)	29	(24)

Total interest-earning assets	$3,224	$1,413	$4,637	$6,070	$2,231	$8,301

Interest-Bearing Liabilities:
NOW deposits	$14	$26	$40	$28	$40	$68
Money market deposits	(69)	234	165	(119)	340	221
Savings deposits	28	17	45	66	42	108
Time deposits	840	499	1,339	1,408	601	2,009
Short-term borrowings	230	197	427	370	363	733
Long-term borrowings	289	89	378	647	77	724
Junior subordinated debt owed to unconsolidated trusts	170	48	218	328	60	388

Total interest-bearing liabilities	$1,502	$1,110	$2,612	$2,728	$1,523	$4,251

Net change in net interest income			$2,025			$4,050

(1)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.
Provision for Loan Losses
For the three months ended June 30, 2005, the provision for loan losses was $390,000 compared to $451,000 for the same period in 2004. For the six months ended June 30, 2005, the provision for loan losses was $780,000 compared to $901,000 for the same period in 2004. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income
Non-interest income for the three months ended June 30, 2005 was $3.4 million compared to $2.7 million for the three months ended June 30, 2004, an increase of $778,000, or 29.3%. Non-interest income for the six months ended June 30, 2005 was $7.5 million compared to $5.3 million for the same period in 2004, an increase of $2.2 million, or 40.7%. All categories of non-interest income are affected by the acquisition of Wisconsin State Bank. The composition of non-interest income is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in Thousands)
Service charges on deposit accounts	$1,036	$784	$1,989	$1,509
Service charges on loans	949	354	1,674	781
Securities gains, net	—	6	—	183
Gain on sale of loans, net	96	150	199	294
Gain on sale of fixed assets, net	—	158	395	158
Tax fees, brokerage and insurance commissions	475	380	1,040	999
Other	876	822	2,228	1,425

Total non-interest income	$3,432	$2,654	$7,525	$5,349

Service charges on deposit accounts for the three months ended June 30, 2005 was $1.0 million compared to $784,000 for the three months ended June 30, 2004, an increase of $252,000, or 32.1%. Service charges on deposit accounts for the six months ended June 30, 2005 was $2.0 million compared to $1.5 million for the six months ended June 30, 2004, an increase of $480,000, or 31.8%. The increase in 2005 is the result of growth in deposit accounts, both internal and through acquisition, fee structure modifications company wide and the acquisition of Wisconsin State Bank.
Service charges on loans for the three months ended June 30, 2005 was $949,000 compared to $354,000 for the three months ended June 30, 2004, an increase of $595,000, or 168.1%. Service charges on loans for the six months ended June 30, 2005 was $1.7 million compared to $781,000 for the six months ended June 30, 2004, an increase of $893,000, or 114.3%. The increase is due directly to an increase in commercial loan fees, mortgage related servicing and fee income and the acquisition of Wisconsin State Bank.
We recorded a net gain on the sale of securities of zero for the three and six months ended June 30, 2005 compared to a gain of $6,000 on the sale of $2.8 million of securities and a gain of $183,000 on the sale of $10.0 million of securities during the same periods in 2004.
Gains on the sale of loans were $96,000 and $199,000 for the three and six months ended June 30, 2005, respectively, compared to $150,000 and $294,000 for the three and six months ended June 30, 2004. Slightly higher market interest rates led to lower secondary market sales volume of 15 and 30 year residential mortgage loans in 2005 compared to 2004.
Tax fees and brokerage and insurance commissions were $475,000 and $1.0 million for the three and six months ended June 30, 2005, respectively, compared to $380,000 and $999,000 for the three and six months ended June 30, 2004.
Other fee income for the three and six month periods ending June 30, 2005 included non-recurring fee income of $50,000 and $540,000, respectively, related to the sale of Pulse EFT Association to Discover Financial Services as well as additional income related to the acquisition of Wisconsin State Bank.

Non-Interest Expense
Non-interest expense for the three months ended June 30, 2005 was $12.4 million compared to $10.1 million for the three months ended June 30, 2004, an increase of $2.3 million, or 22.5%. Non-interest expense for the six months ended June 30, 2005 was $25.0 million compared to $20.2 million for the six months ended June 30, 2004, an increase of $4.8 million, or 23.6%. Generally speaking, the increase in 2005 expenses are in part the result of the cost of implementing our “Vision Unlimited” program throughout 2004 and the acquisition of Wisconsin State Bank. Vision Unlimited is the company-wide project of standardizing policies and procedures across the organization and as well as centralizing many operational functions. There were no non-recurring costs associated with data processing conversions or system installations during the period ended June 30, 2004 or the similar period in 2005. The costs associated with Sarbanes-Oxley implementation for the six months ended June 30, 2005 were zero compared to $67,000 for the six months ended June 30, 2004. The major components of non-interest expense are shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in Thousands)
Salaries and employee benefits	$6,971	$5,767	$14,218	$11,627
Premises and equipment	1,807	1,352	3,677	2,828
Data processing fees	884	400	1,731	761
Marketing and business development	657	574	1,051	908
Sarbanes-Oxley implementation	—	67	—	67
Other	2,106	1,981	4,325	4,032

Total noninterest expense	$12,425	$10,141	$25,002	$20,223

Salaries and employee benefits for the three months ended June 30, 2005 were $7.0 million compared to $5.8 million for the three months ended June 30, 2004, an increase of $1.2 million, or 20.9%. Salaries and employee benefits for the six months ended June 30, 2005 were $14.2 million compared to $11.6 million for the six months ended June 30, 2004, an increase of $2.6 million, or 22.3%. The increase in salaries and benefits is due in part to including Wisconsin State Bank’s 2005 operating results. Also impacting salaries and employee benefits in 2005 was additional personnel hired in 2004 to complete the centralization of many operational functions.
Premises and equipment expense increased $455,000 to $1.8 million and $849,000 to $3.7 million for the three and six months ended June 30, 2005, respectively, compared to $1.4 million and $2.8 million for the same periods in the prior year. New branch openings, higher utility costs, increased depreciation, continuing maintenance of our facilities and acquisitions contributed to the increase.
Data processing fees for the three months ended June 30, 2005 were $884,000 compared to $400,000 for the three months ended June 30, 2004, an increase of $484,000, or 121.0%. Data processing fees for the six months ended June 30, 2005 were $1.7 million compared to $761,000 for the six months ended June 30, 2004, an increase of $970,000, or 127.5%. The increase was due to our system wide conversion to a single data processing system corporate wide between July and October of 2004 as well as equipment and software upgrades. Four of our banks were converted from an in-house data processing system to an outside service bureau utilized for the entire corporation.
Marketing and business development expense increased $83,000 to $657,000 and $143,000 to $1.1 million for the three and six months ended June 30, 2005, respectively, compared to $574,000 and $908,000 for the same periods in the prior year. The increase was due to increased donations and contributions and the inclusion of Wisconsin State Bank’s marketing and business development expenses.

Other expenses for the three and six months ended June 30, 2005 were $2.1 million and $4.3 million, respectively, compared to $2.0 million and $4.0 million for the three and six months ended June 30, 2004, respectively. The increase in 2005 other expenses is solely due to the acquisition of Wisconsin State Bank. We continue to be focused on controlling expenses during 2005.
Income Taxes
Income taxes for the three months ended June 30, 2005 were $794,000 compared to $663,000 for the three months ended June 30, 2004, an increase of $131,000, or 19.8%. Income taxes for the six months ended June 30, 2005 were $1.7 million compared to $1.2 million for the six months ended June 30, 2004, an increase of $410,000, or 32.9%. The effective tax rate increased to 32.6% and 32.5% for the three and six months ended June 30, 2005, respectively, compared to 31.1% and 30.2% for the same periods in the prior year. The increase in the effective tax rate is primarily due to an increase in state income taxes during the period ended June 30, 2005.
Liquidity
Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $7.8 million for the six months ended June 30, 2005, compared to $3.5 million provided by operating activities for the six months ended June 31, 2004, an increase of $4.3 million. Net cash used in investing activities increased by $24.0 million, to $77.6 million for the six months ended June 30, 2005, from $53.6 million used in the same period in 2004. Net cash provided by financing activities was $59.6 million for the six months ended June 30, 2005 compared to $30.3 million provided by financing activities during the six month period in 2004, an increase of $29.4 million.
The Corporation expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the Asset/Liability Management committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments The Corporation’s primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and investment securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on loans and investment securities are influenced significantly by general interest rates, economic conditions and competition. In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, we believe that the Banks could borrow $138.0 million for a short time from these banks on a collective basis. The Banks are members of the Federal Home Loan Bank (FHLB) and each has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

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
The following table shows the interest rate sensitivity gap for four different time intervals as of June 30, 2005. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation’s historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of June 30, 2005
	Within	Six to Twelve	One to Five	Over
	Six Months	Months	Years	Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$93,149	$96,272	$305,063	$15,120	$509,604
Adjustable-rate mortgage loans	207,844	18,314	27,526	732	254,416

Total mortgage loans	300,993	114,586	332,589	15,852	764,020
Commercial business loans	156,335	30,074	73,816	2,428	262,653
Consumer loans	16,025	7,442	23,509	1,287	48,263
Home equity loans	26,646	2	751	221	27,620
Other loans	4,530	350	1,817	982	7,679
Mortgage-related securities	11,064	10,944	53,377	14,470	89,855
Fixed rate investment securities and other	1,605	6,550	25,960	48,978	83,093
Variable rate investment securities and other	23,473	—	—	—	23,473

Total interest-earning assets	$540,671	$169,948	$511,819	$84,218	$1,306,656

Interest-bearing liabilities:
Deposits
Time deposits	$191,132	$131,648	$147,844	$3,235	$473,859
NOW accounts	5,729	5,729	57,291	26,736	95,485
Savings accounts	8,196	8,344	81,959	38,248	136,747
Money market accounts	28,530	12,613	126,127	58,860	226,130
Short-term borrowings	71,162	—	—	—	71,162
Long-term borrowings	20,249	19,250	79,287	5,140	123,926
Junior subordinated debt owed to unconsolidated trusts	28,352	—	—	18,042	46,394

Total interest-bearing liabilities	$353,350	$177,584	$492,508	$150,261	$1,173,703

Interest-earning assets less interest-bearing liabilities	$187,321	($7,636)	$19,311	($66,043)	$132,953

Cumulative interest rate sensitivity gap	$187,321	$179,685	$198,996	$132,953

Cumulative interest rate sensitivity gap as a percentage of total assets	13.18%	12.65%	14.00%	9.36%

At June 30, 2005, the Corporation’s cumulative interest-rate sensitive gap as a percentage of total assets was a positive 13.18% for amounts maturing or repricing within six months and a positive 12.65% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.
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
Item 4. Controls and Procedures
As of the end of the period covered by this report, the Corporation’s Chairman of the Board and Chief Executive Officer and the Corporation’s Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in reports that the Corporation files or submits to the SEC under the Exchange Act. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Corporation has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Corporation’s Chairman of the Board and Chief Executive Officer and the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.
There was no change in the Corporation’s internal control over financial reporting during the Corporation’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
As of June 30, 2005 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On June 30, 2005, the Company sold 18,397 shares of common stock out of treasury to eight accredited investors at a price of $38.75 per share, for aggregate proceeds of approximately $713,000. Six of the investors are directors of the Company and the other two investors are directors of bank subsidiaries of the Company. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the shares of common stock were sold in a private placement to sophisticated, accredited investors, each of whom provided representations which the Company deemed necessary to satisfy itself that he was an accredited investor and was purchasing for investment and not with a view to resale in connection with a public offering.
(b) NONE
(c) NONE
Item 3. Defaults upon Senior Securities — NONE
Item 4. Submission of Matters to Vote of Security Holders
ANNUAL MEETING OF SHAREHOLDERS. On May 24, 2005, at the Annual Meeting of the shareholders of the Corporation, the Corporation’s shareholders reelected J. Michael Bartels, Thomas J. Sheehan, Rodney T. Goodell and James A. Sass as directors for three-year terms expiring on the date of the annual shareholders meeting to be held in 2008.
SHAREHOLDER VOTE WITH RESPECT TO MATTERS ACTED UPON AT THE ANNUAL MEETING:
ELECTION OF DIRECTORS. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. J. Michael Bartels, Thomas J. Sheehan, Rodney T. Goodell and James A. Sass were standing for reelection. The vote with respect to the reelection of each was as follows:

	Total votes	Votes represented	Votes cast “FOR”
Director	eligible to be cast	in person or proxy	the reelection	Votes Withheld

J. Michael Bartels	3,674,054	2,883,929	2,861,198	22,731
Thomas J. Sheehan	3,674,054	2,883,929	2,850,110	33,819
Rodney T. Goodell	3,674,054	2,883,929	2,872,371	11,558
James A. Sass	3,674,054	2,883,929	2,865,392	18,537

Item 5. Other Information — NONE
Item 6. Exhibits
     The following exhibits are filed as part of this report:

EXHIBIT 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS AND MANUFACTURERS
BANCORPORATION, INC.

(Registrant)

Date August 5, 2005	/s/ Michael J. Murry

Michael J. Murry
Chairman of the Board of Directors
and Chief Executive Officer
Principal Executive Officer

Date August 5, 2005	/s/ Frederick R. Klug

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