Form 10-Q
period 2005-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2005-11-04
CIK 753682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
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
Yes  ☑     No  ☐.
Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2)
Yes  ☑     No  ☐.
As of November 1, 2005, 3,701,621 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
FORM 10-Q

Part I. Financial Information
Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	September 30,	December 31,	September 30,
	2005	2004	2004
	(Dollars in Thousands, Except Share and Per Share Amounts)
ASSETS
Cash and due from banks	$34,371	$33,839	$31,400
Interest bearing deposits in banks	1,051	1,178	1,364
Federal funds sold	4,061	9,253	4,288

Cash and cash equivalents	39,483	44,270	37,052
Available-for-sale securities	174,027	172,564	176,225
Loans, less allowance for loan losses of $10,482 at September 30, 2005, $10,622 at December 31, 2004 and $10,725 at September 30, 2004	1,107,907	1,028,059	996,774
Accrued interest receivable	6,795	5,419	5,706
FHLB stock	20,234	19,649	19,443
Premises and equipment	32,380	30,355	30,099
Goodwill and intangible assets	35,390	35,714	35,881
Other assets	22,127	21,035	22,280

Total assets	$1,438,343	$1,357,065	$1,323,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$133,154	$148,482	$127,292
Interest bearing	993,134	884,564	871,329

Total deposits	1,126,288	1,033,046	998,621
Short-term borrowings	46,332	61,322	56,554
Long-term borrowings	105,912	111,054	112,467
Junior subordinated debt owed to unconsolidated trusts	46,394	46,394	46,394
Accrued interest payable	3,347	1,944	1,847
Other liabilities	14,891	11,566	14,077

Total liabilities	1,343,164	1,265,326	1,229,960

Stockholders’ equity
Preferred stock, $1.00 par value; 250,000 shares authorized, shares issued and shares outstanding — none	—	—	—
Common stock $1.00 par value; 25,000,000 shares authorized; shares issued: 3,770,251 at September 30, 2005, December 31, 2004 and September 30, 2004; shares outstanding: 3,701,621 at September 30, 2005, 3,674,054 at December 31, 2004 and 3,670,145 at September 30, 2004	3,770	3,770	3,770
Additional paid-in capital	53,614	53,421	53,470
Retained earnings	39,669	36,486	37,959
Accumulated other comprehensive income (loss)	(156)	505	852
Treasury stock, at cost (68,630 shares at September 30, 2005, 96,197 December 31, 2004 and 100,106 shares at September 30, 2004)	(1,718)	(2,443)	(2,551)

Total stockholders’ equity	95,179	91,739	93,500

Total liabilities and stockholders’ equity	$1,438,343	$1,357,065	$1,323,460

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$18,019	$14,079	$50,831	$39,835
Interest and dividends on securities:
Taxable	422	311	1,247	1,215
Tax-exempt	621	545	1,794	1,316
Interest on mortgage-backed securities	872	867	2,638	2,282
Interest on interest bearing deposits in banks and federal funds sold	49	75	123	173

Total interest income	19,983	15,877	56,633	44,821

Interest expense:
Interest on deposits	5,486	3,176	14,008	9,292
Interest on short-term borrowings	636	244	1,665	540
Interest on long-term borrowings	1,076	1,001	3,321	2,522
Interest on junior subordinated debt owed to unconsolidated trusts	808	582	2,308	1,694

Total interest expense	8,006	5,003	21,302	14,048

Net interest income	11,977	10,874	35,331	30,773
Provision for loan losses	390	431	1,170	1,332

Net interest income after provision for loan losses	11,587	10,443	34,161	29,441

Non-interest income:
Service charges on deposit accounts	1,173	1,003	3,162	2,512
Service charges on loans	861	742	2,535	1,523
Securities gains, net	—	7	—	190
Gain on sale of loans, net	102	70	301	364
Gain (loss) on sale of fixed assets, net	(102)	—	293	158
Tax fees, brokerage and insurance commissions	290	237	1,330	1,236
Other	823	1,150	3,051	2,575

Total noninterest income	3,147	3,209	10,672	8,558

Noninterest expenses:
Salaries and employee benefits	6,990	6,013	21,208	17,640
Premises and equipment	1,695	1,663	5,372	4,491
Data processing fees	845	533	2,576	1,294
Marketing and business development	517	684	1,568	1,592
Sarbanes-Oxley implementation	—	266	—	333
Other	2,136	1,883	6,461	5,915

Total noninterest expense	12,183	11,042	37,185	31,265

Income before income taxes	2,551	2,610	7,648	6,734
Income taxes	821	676	2,476	1,921

Net income	$1,730	$1,934	$5,172	$4,813

Basic earnings per share	$0.47	$0.55	$1.41	$1.41

Diluted earnings per share	$0.47	$0.55	$1.40	$1.41

Dividends per share	$0.18	$0.18	$0.54	$0.54

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net income	$5,172	$4,813
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,170	1,332
Depreciation	2,068	1,375
Amortization and accretion of premiums and discounts, net	529	790
Securities gains, net	—	(190)
Gain on sale of loans, net	(301)	(364)
Gain on sale of fixed assets, net	(293)	(158)
Increase in accrued interest receivable	(1,376)	(857)
Increase in accrued interest payable	1,403	158
FHLB stock dividend	(693)	—
Other	3,873	10,930

Net cash provided by operating activities before loan originations and sales	11,552	17,829
Loans originated for sale	(34,802)	(49,157)
Proceeds from sales of loans	35,735	47,252

Net cash provided by operating activities	12,485	15,924

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(38,974)	(84,976)
Proceeds from sales of available-for-sale securities	26	10,032
Proceeds from redemptions and maturities of available-for-sale securities	34,934	66,361
Net increase in loans	(82,200)	(76,866)
Purchase of premises and equipment, net	(5,317)	(8,999)
Proceeds from sale of premises and equipment	1,517	—
Redemption (purchase) of Federal Home Loan Bank stock	108	(3,198)
Cash received in acquisition	—	4,837

Net cash used in investing activities	(89,906)	(97,646)

Cash Flows From Financing Activities
Net increase in deposits	93,242	7,134
Dividends paid	(1,989)	(1,861)
Net increase (decrease) in short-term borrowings	(14,990)	20,737
Proceeds from long-term borrowings	48,395	54,941
Repayment of long-term borrowings	(53,537)	(21,770)
Issuance of junior subordinated debt owed to unconsolidated trusts	—	10,310
Increase in advance payments by borrowers for taxes and insurance	595	1,432
Proceeds from sale of treasury stock	918	196

Net cash provided by financing activities	72,634	71,119

Decrease in cash and cash equivalents	(4,787)	(10,603)
Cash and cash equivalents at beginning of period	44,270	47,655

Cash and cash equivalents at end of period	$39,483	$37,052

Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$19,899	$13,618
Income taxes paid	721	3,353
Loans transferred to other real estate owned	550	554

Supplemental Schedules of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on available-for-sale securities, net	$(661)	$189
See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2004.
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

NOTE B — Earnings Per Share
Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic:	2005	2004	2005	2004
	(Dollars in Thousands, Except Share and Per Share Amounts)
Net income	$1,730	$1,934	$5,172	$4,813
Weighted average shares outstanding	3,700	3,518	3,684	3,395
Basic earnings per share	$0.47	$0.55	$1.41	$1.41

Diluted:
		(Dollars in Thousands, Except Per Share Data)
Net income	$1,730	$1,934	$5,172	$4,813
Weighted average shares outstanding	3,700	3,518	3,684	3,395
Effect of dilutive stock options outstanding	14	13	11	26

Diluted weighted average shares outstanding	3,714	3,531	3,695	3,421
Diluted earnings per share	$0.47	$0.55	$1.40	$1.41

NOTE C — Comprehensive Income
The following table presents our comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in Thousands)
Net income	$1,730	$1,934	$5,172	$4,813
Other comprehensive income:
Change in unrealized securities gains (losses)	(592)	3,153	(1,127)	69
Reclassification adjustment for gains included in net income	—	7	—	190
Income tax effect	278	(1,097)	466	(70)

Total comprehensive income	$1,416	$3,997	$4,511	$5,002

NOTE D — Loans Receivable
The following table shows the composition of our loan portfolio on the dates indicated:

	September 30,	December 31,	September 30,
	2005	2004	2004
	(Dollars in Thousands)
First Mortgage:
Conventional single-family residential	$163,291	$142,926	$140,399
Commercial and multifamily residential	471,289	436,612	417,585
Construction	77,827	76,267	68,043
Farmland	55,553	55,710	54,350

	767,960	711,515	680,377

Commercial business loans	266,769	240,575	244,795
Consumer and installment loans	48,213	49,136	48,998
Home equity loans	28,465	26,592	25,066
Other	6,982	10,863	8,263

	350,429	327,166	327,122

Total loans	1,118,389	1,038,681	1,007,499

Less allowance for loan losses	10,482	10,622	10,725

Loans, net	$1,107,907	$1,028,059	$996,774

NOTE E — Stock-Based Compensation Plan
At September 30, 2005 we had a stock-based key officer and employee compensation plan. We account for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$1,730	$1,934	$5,172	$4,813
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	6	334

Pro forma net income	$1,730	$1,934	$5,166	$4,479

Earnings per share:
Basic:
As reported	$0.47	$0.55	$1.41	$1.41
Pro forma	$0.47	$0.55	$1.40	$1.32
Diluted:
As reported	$0.47	$0.55	$1.40	$1.41
Pro forma	$0.47	$0.55	$1.40	$1.31

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at September 30, 2005: dividend yield of 1.88%; expected price volatility of 21.81%; blended risk-free interest rates of 4.50%; and expected life of 9.25 years.
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
NOTE G — Recent Accounting Pronouncements
The Accounting Standards Executive Committee has issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Corporation this Statement was effective as of January 1, 2005 and would potentially effect the accounting treatment of future acquisitions.
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
Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at September 30, 2005, December 31, 2004 and September 30, 2004, are as follows:

	September 30,	December 31,	September 30,
	2005	2004	2004
	(Dollars in Thousands)
Commitments to originate mortgage loans	$26,788	$20,104	$35,506

Unused lines of credit:
Commercial business	193,766	144,647	125,204
Home equity	29,242	21,935	19,634
Credit cards	20,455	18,865	18,199

Standby letters of credit	15,677	12,574	12,115
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by a Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The issuing Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the issuing Bank would be required to fund the commitment. The maximum potential amount of future payments the issuing Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the issuing Bank would be entitled to seek recovery from the customer. Credit card commitments are unsecured. At September 30, 2005 no amounts have been recorded as liabilities for the issuing Banks’ potential obligations under these guarantees.
Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Corporation had net income of $1.7 million, or $0.47 per diluted share, for the three months ended September 30, 2005 compared to $1.9 million, or $0.55 per diluted share, for the three months ended September 30, 2004, representing a 10.6% decrease in net income. For the nine months ended September 30, 2005, the Corporation had net income of $5.2 million, or $1.40 per diluted share, compared to $4.8 million, or $1.41 per diluted share, for the nine months ended September 30, 2004, representing a 7.5% increase in net income. The increase in net income year-to-date compared to the prior year period is attributed to strong balance sheet growth, strength in our core banking business and increased operating efficiencies. The three months ended September 30, 2005 includes a one-time loss on the sale of fixed assets of $102,000. The nine months ended September 30, 2005 includes a one-time gain on the sale of fixed assets of $293,000.
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
Financial Condition
Total Assets
Total assets increased $81.3 million, or 6.0%, to $1.44 billion at September 30, 2005 compared to $1.36 billion at December 31, 2004. The asset growth can be attributed to significant internal loan growth.
Investment Securities
Available-for-sale investment securities increased $1.4 million, or 0.9%, from $172.6 million at December 31, 2004, to $174.0 million at September 30, 2005. The increase in investment securities is due to purchases partially offset by maturities and principal pay downs.
Loans Receivable
Loans receivable, net of allowance for loan losses, increased $79.8 million from $1.0 billion at December 31, 2004 to $1.1 billion at September 30, 2005. The growth in loans can be attributed to the growth in commercial business loans, commercial real estate loans, single-family residential loans and multifamily mortgage loans that were partially offset by the decrease in consumer and installment loans and other loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At September 30, 2005 we designated $1.6 million of loans as held for sale.

Total Deposits and Borrowings
Total deposits increased $93.2 million, or 9.0%, from $1.0 billion on December 31, 2004 to $1.1 billion on September 30, 2005. The increase in deposits can be attributed to the growth in certificates of deposit and commercial checking accounts currently offered by our subsidiary banks. At September 30, 2005, the Corporation had approximately $77.5 million in brokered certificates of deposit compared with $15.8 million at December 31, 2004. The brokered deposits are generally for terms of one year to five years. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Corporation believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other reasons.
Short-term borrowings totaled $46.3 million at September 30, 2005, compared to $61.3 million at December 31, 2004, a decrease of 24.4%. Short-term borrowings consist of federal funds borrowed from correspondent banks, repurchase agreements and a holding company line of credit from our primary correspondent bank. Long-term debt decreased by $5.1 million, or 4.6%, from $111.1 million on December 31, 2004 to $105.9 million on September 30, 2005. Long-term debt consists of Federal Home Loan Bank advances and acquisition notes associated with the Reedsburg transaction. The decrease in borrowings reflects an increase in total deposits that was only partially offset by strong loan growth.
Junior subordinated debt owed to unconsolidated trusts totaled $46.4 million at both September 30, 2005 and December 31, 2004. We had obligations represented by subordinated debentures at September 30, 2005 totaling $46.4 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at September 30, 2005. In accordance with FIN 46, we began deconsolidating the wholly-owned trusts that issued the trust preferred securities in 2004. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as junior subordinated debt owed to unconsolidated trusts.
Capital Resources
Stockholders’ equity totaled $95.2 million at September 30, 2005 compared to $91.7 million at December 31, 2004. The component changes in stockholders’ equity consist of net income of $5.2 million, a net decrease of $661,000 in accumulated other comprehensive income, sale of treasury stock of $918,000, less payments of dividends to shareholders of $2.0 million. We and our banks continue to exceed our regulatory capital requirements.
Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets. Our tier 1 capital to risk-weighted assets was 6.53% at September 30, 2005, above the 4.0% minimum required. Total capital to risk-adjusted assets was 9.88%; also above the 8.0% minimum requirement. The leverage ratio was at 7.85% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.
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

Nonperforming assets are summarized, for the dates indicated, as follows:

	September 30,	December 31,	September 30,
	2005	2004	2004
		(Dollars in Thousands)
Non-accrual loans:
Conventional single-family residential	$2,063	$726	$687
Commercial and multifamily residential	1,880	3,997	2,269
Commercial business loans	1,126	3,123	1,549
Consumer and installment loans	908	1,025	865

Total non-accrual loans	5,977	8,871	5,370

Other real estate owned	1,846	1,296	1,987

Total nonperforming assets	$7,823	$10,167	$7,357

Ratios:
Non-accrual loans to total loans	0.53%	0.85%	0.53%
Nonperforming assets to total assets	0.54%	0.75%	0.56%
Loan loss allowance to non-accrual loans	175.37%	119.74%	199.72%
Loan loss allowance to total loans	0.94%	1.02%	1.06%
Nonperforming assets decreased by $2.4 million from $10.2 million at December 31, 2004 to $7.8 million at September 30, 2005, a decrease of 23.1%. The decrease in non-accrual assets is due to the completion of loan renewal documents as well as pay downs on loans from other banking institutions. We believe any losses on current non-accrual loan balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.
The following table presents changes in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(Dollars in Thousands)
Balance at beginning of period	$10,381	$10,461	$10,623	$9,881
Increase due to acquisition	—	449	—	449
Provision for loan losses	390	431	1,170	1,332
Charge-offs:
Commercial and multifamily residential	34	64	61	159
Commercial business loans	268	36	1,075	233
Consumer and installment loans	89	633	436	816

Total charge-offs	391	733	1,572	1,208

Recoveries:
Commercial and multifamily residential	4	1	19	3
Commercial business loans	28	94	75	163
Consumer and installment loans	70	22	167	105

Total recoveries	102	117	261	271

Net charge-offs	289	616	1,311	937

Balance at end of period	$10,482	$10,725	$10,482	$10,725

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
The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the first nine months of 2005 is consistent with prior periods.
Potential Problem Loans
We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans. As of September 30, 2005, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $54.4 million compared to $40.9 million as of December 31, 2004, an increase of $13.5 million or 33.0%. Management believes the quality of the loan portfolio remains strong due to the collateral position of our classified loans.
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
Comparison of Three and Nine Months Ended September 30, 2005 and 2004
Net Income
Net income for the three months ended September 30, 2005 was $1.7 million, or $0.47 per diluted share, compared to $1.9 million, or $0.55 per diluted share, for the three months ended September 30, 2004, representing a 10.6% decrease in net income. Net income for the nine months ended September 30, 2005 was $5.2 million, or $1.40 per diluted share, compared to $4.8 million, or $1.41 per diluted share, for the same period in the prior year, representing a 7.5% increase in net income.
Net Interest Income
Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well as being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2005 was $12.3 million, an increase of 10.2% from the $11.2 million reported for the same period in 2004, and for the nine months ended September 30, 2005 was $36.3 million, an increase of 15.2% from the $31.5 million reported for the same period in 2004. The increase is due partly from revenue resulting from the acquisition of Wisconsin State Bank as well as the increase in loan volume funded by an increase in deposits and short and long-term borrowings. Our net interest margin on a fully taxable-equivalent basis was 3.74% and 3.86% for the three month periods ended September 30, 2005 and 2004, and 3.79% and 3.85% for the nine month periods ended September 30, 2005 and 2004, respectively. The slowly rising interest rate environment has caused a greater increase in the rates paid on deposits and borrowings than the rates the Corporation is receiving on its loan and investment portfolios, which has resulted in slightly lower margins. The increase in market interest rates during the current year caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to increase from 5.59% for the three months ended September 30, 2004 to 6.16% for the three months ended September 30, 2005, and from 5.57% for the nine months ended September 30, 2004, to 6.01% for the nine months ended September 30, 2005. Similarly, the increase in market interest rates offset by an increase in premium amortization during the current year caused the average rate on a fully taxable-equivalent basis paid on interest bearing liabilities to increase to 2.69% and 2.47% for the three and nine months ended September 30, 2005, respectively, compared to 1.94% and 1.92% for the same periods in the prior year.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:
AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Three Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Loans, net (1)(2)	$1,105,990	$17,976	6.45%	$954,722	$14,029	5.85%
Loans exempt from federal income taxes (3)	3,846	65	6.72%	4,094	76	7.39%
Taxable investment securities (4)	38,309	422	4.37%	36,616	311	3.38%
Mortgage-related securities (4)	87,808	872	3.94%	96,793	867	3.56%
Investment securities exempt from federal income taxes (3)(4)	67,526	941	5.53%	48,763	826	6.74%
Other securities	4,535	49	4.29%	11,442	75	2.61%

Interest earning assets	1,308,014	20,325	6.16%	1,152,430	16,184	5.59%

Non interest earning assets	129,124			100,582

Average assets	$1,437,138			$1,253,012

Liabilities and Stockholders’ Equity
NOW deposits	$97,526	126	0.51%	$86,044	96	0.44%
Money market deposits	233,005	1,058	1.80%	262,227	718	1.09%
Savings deposits	136,719	331	0.96%	135,801	293	0.86%
Time deposits	491,147	3,971	3.21%	355,835	2,069	2.31%
Short-term borrowings	63,944	636	3.95%	43,207	244	2.25%
Long-term borrowings	110,187	1,076	3.87%	107,696	1,001	3.70%
Junior subordinated debt owed to unconsolidated trusts	46,394	808	6.91%	36,199	582	6.40%

Interest bearing liabilities	1,178,922	8,006	2.69%	1,027,009	5,003	1.94%

Demand deposits and other non interest bearing liabilities	163,013			140,823
Stockholders’ equity	95,203			85,180

Average liabilities and stockholders’ equity	$1,437,138			$1,253,012

Net interest spread (5)		$12,319	3.47%		$11,181	3.65%
Net interest earning assets	$129,092			$125,421
Net interest margin on a fully tax equivalent basis (6)			3.74%			3.86%
Net interest margin (6)			3.63%			3.75%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.11			1.12

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:
AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Nine Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Loans, net (1)(2)	$1,080,469	$50,703	6.27%	$900,651	$39,682	5.89%
Loans exempt from federal income taxes (3)	3,640	194	7.12%	4,154	232	7.45%
Taxable investment securities (4)	35,908	1,247	4.64%	41,346	1,215	3.93%
Mortgage-related securities (4)	90,754	2,638	3.89%	89,698	2,282	3.40%
Investment securities exempt from federal income taxes (3)(4)	64,995	2,718	5.59%	45,143	1,994	5.90%
Other securities	7,005	123	2.35%	12,342	173	1.87%

Interest earning assets	1,282,771	57,623	6.01%	1,093,334	45,578	5.57%

Non interest earning assets	125,356			96,139

Average assets	$1,408,127			$1,189,473

Liabilities and Stockholders’ Equity
NOW deposits	$96,080	400	0.56%	$86,244	302	0.47%
Money market deposits	234,183	2,682	1.53%	260,230	2,119	1.09%
Savings deposits	136,022	920	0.90%	125,394	788	0.84%
Time deposits	459,436	10,006	2.91%	341,917	6,083	2.38%
Short-term borrowings	66,254	1,665	3.36%	38,378	540	1.88%
Long-term borrowings	115,307	3,321	3.85%	91,593	2,522	3.68%
Junior subordinated debt owed to unconsolidated trusts	46,394	2,308	6.65%	36,122	1,694	6.26%

Interest bearing liabilities	1,153,676	21,302	2.47%	979,878	14,048	1.92%

Demand deposits and other non interest bearing liabilities	160,583			127,056
Stockholders’ equity	93,868			82,539

Average liabilities and stockholders’ equity	$1,408,127			$1,189,473

Net interest spread (5)		$36,321	3.54%		$31,530	3.65%
Net interest earning assets	$129,095			$113,456
Net interest margin on a fully tax equivalent basis (6)			3.79%			3.85%
Net interest margin (6)			3.68%			3.76%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.11			1.12

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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
VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Compared to September 30, 2004			Compared to September 30, 2004
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in Thousands)
Interest-Earning Assets:
Loans, net (1)	$2,391	$1,556	$3,947	$8,281	$2,740	$11,021
Loans exempt from federal income taxes (2)	(4)	(7)	(11)	(28)	(10)	(38)
Taxable investment securities	15	96	111	(82)	114	32
Mortgage-related securities	(36)	41	5	27	329	356
Investment securities exempt from federal income taxes (2)	216	(101)	115	822	(98)	724
Other securities	390	(416)	(26)	(121)	71	(50)

Total interest-earning assets	$2,972	$1,169	$4,141	$8,899	$3,146	$12,045

Interest-Bearing Liabilities:
NOW deposits	$14	$16	$30	$37	$61	$98
Money market deposits	(70)	410	340	(183)	746	563
Savings deposits	2	36	38	69	63	132
Time deposits	943	959	1,902	2,370	1,553	3,923
Short-term borrowings	152	240	392	540	585	1,125
Long-term borrowings	25	50	75	676	123	799
Junior subordinated debt owed to unconsolidated trusts	176	50	226	504	110	614

Total interest-bearing liabilities	$1,242	$1,761	$3,003	$4,013	$3,241	$7,254

Net change in net interest income			$1,138			$4,791

(1)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.
Provision for Loan Losses
For the three months ended September 30, 2005, the provision for loan losses was $390,000 compared to $431,000 for the same period in 2004. For the nine months ended September 30, 2005, the provision for loan losses was $1.2 million compared to $1.3 million for the same period in 2004. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income
Non-interest income for the three months ended September 30, 2005 was $3.1 million compared to $3.2 million for the three months ended September 30, 2004, a decrease of $62,000, or 1.9%. Non-interest income for the nine months ended September 30, 2005 was $10.7 million compared to $8.6 million for the same period in 2004, an increase of $2.1 million, or 24.7%. All categories of non-interest income are affected by the acquisition of Wisconsin State Bank. The composition of non-interest income is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Service charges on deposit accounts	$1,173	$1,003	$3,162	$2,512
Service charges on loans	861	742	2,535	1,523
Securities gains, net	—	7	—	190
Gain on sale of loans, net	102	70	301	364
Gain (loss) on sale of fixed assets, net	(102)	—	293	158
Tax fees, brokerage and insurance commissions	290	237	1,330	1,236
Other	823	1,150	3,051	2,575

Total non-interest income	$3,147	$3,209	$10,672	$8,558

Service charges on deposit accounts for the three months ended September 30, 2005 were $1.2 million compared to $1.0 million for the three months ended September 30, 2004, an increase of $170,000, or 17.0%. Service charges on deposit accounts for the nine months ended September 30, 2005 were $3.2 million compared to $2.5 million for the nine months ended September 30, 2004, an increase of $650,000, or 25.9%. The increase in 2005 is the result of growth in deposit accounts, both internal and through acquisition, fee structure modifications company wide and the acquisition of Wisconsin State Bank.
Service charges on loans for the three months ended September 30, 2005 were $861,000 compared to $742,000 for the three months ended September 30, 2004, an increase of $119,000, or 16.0%. Service charges on loans for the nine months ended September 30, 2005 were $2.5 million compared to $1.5 million for the nine months ended September 30, 2004, an increase of $1.0 million, or 66.5%. The increase is due directly to an increase in commercial loan fees, mortgage related servicing and fee income, and the acquisition of Wisconsin State Bank.
We recorded a net gain on the sale of securities of zero for the three and nine months ended September 30, 2005 compared to a gain of $7,000 on the sale of $2.7 million of securities and a gain of $190,000 on the sale of $12.7 million of securities during the same periods in 2004.
Gains on the sale of loans were $102,000 and $301,000 for the three and nine months ended September 30, 2005, respectively, compared to $70,000 and $364,000 for the three and nine months ended September 30, 2004. Slightly higher market interest rates led to lower secondary market sales volume of 15 and 30 year residential mortgage loans in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
Tax fees and brokerage and insurance commissions were $290,000 and $1.3 million for the three and nine months ended September 30, 2005, respectively, compared to $237,000 and $1.2 million for the three and nine months ended September 30, 2004.
Other fee income for the nine months ended September 30, 2005 included non-recurring fee income of $540,000 related to the sale of Pulse EFT Association to Discover Financial Services as well as additional income related to the acquisition of Wisconsin State Bank.

Non-Interest Expense
Non-interest expense for the three months ended September 30, 2005 was $12.2 million compared to $11.0 million for the three months ended September 30, 2004, an increase of $1.2 million, or 10.3%. Non-interest expense for the nine months ended September 30, 2005 was $37.2 million compared to $31.3 million for the nine months ended September 30, 2004, an increase of $5.9 million, or 18.9%. In 2005 increased expenses are in part the result of the continued implementation of our “Vision Unlimited” program which began in 2004 and the acquisition of Wisconsin State Bank. Vision Unlimited is the company-wide project of standardizing policies and procedures across the organization and as well as centralizing many operational functions. There were no non-recurring costs associated with data processing conversions or system installations during the three months ended September 30, 2005, compared to $27,000 for the same period in 2004. The costs associated with Sarbanes-Oxley implementation for the three and nine months ended September 30, 2005 were zero compared to $266,000 and $333,000, respectively, for the three and nine months ended September 30, 2004. The major components of non-interest expense are shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Dollars in Thousands)
Salaries and employee benefits	$6,990	$6,013	$21,208	$17,640
Premises and equipment	1,695	1,663	5,372	4,491
Data processing fees	845	533	2,576	1,294
Marketing and business development	517	684	1,568	1,592
Sarbanes-Oxley implementation	—	266	—	333
Other	2,136	1,883	6,461	5,915

Total noninterest expense	$12,183	$11,042	$37,185	$31,265

Salaries and employee benefits for the three months ended September 30, 2005 were $7.0 million compared to $6.0 million for the three months ended September 30, 2004, an increase of $1.0 million, or 16.3%. Salaries and employee benefits for the nine months ended September 30, 2005 were $21.2 million compared to $17.6 million for the nine months ended September 30, 2004, an increase of $3.6 million, or 20.2%. The increase in salaries and benefits is due in part to including Wisconsin State Bank’s 2005 operating results. Also impacting salaries and employee benefits in 2005 was additional personnel hired throughout 2004 to complete the centralization of many operational functions.
Premises and equipment expense increased $32,000 to $1.7 million and $881,000 to $5.4 million for the three and nine months ended September 30, 2005, respectively, compared to $1.7 million and $4.5 million for the same periods in the prior year. New branch openings, higher utility costs, increased depreciation, continuing maintenance of our facilities and acquisitions contributed to the increase.
Data processing fees for the three months ended September 30, 2005 were $845,000 compared to $533,000 for the three months ended September 30, 2004, an increase of $312,000, or 58.5%. Data processing fees for the nine months ended September 30, 2005 were $2.6 million compared to $1.3 million for the nine months ended September 30, 2004, an increase of $1.3 million, or 99.1%. The increase was due to our system wide conversion to a single data processing system corporate wide between July and October of 2004 as well as equipment and software upgrades. Four of our banks were converted from an in-house data processing system to an outside service bureau utilized for the entire corporation.
Marketing and business development expense decreased $167,000 to $517,000 and $24,000 to $1.6 million for the three and nine months ended September 30, 2005, respectively, compared to $684,000 and $1.6 million for the same periods in the prior year.

Other expenses for the three and nine months ended September 30, 2005 were $2.1 million and $6.5 million, respectively, compared to $1.9 million and $5.9 million for the three and nine months ended September 30, 2004, respectively. The increase in 2005 other expenses is solely due to the acquisition of Wisconsin State Bank. We continue to be focused on controlling expenses during 2005.
Income Taxes
Income taxes for the three months ended September 30, 2005 were $821,000 compared to $676,000 for the three months ended September 30, 2004, an increase of $145,000, or 21.5%. Income taxes for the nine months ended September 30, 2005 were $2.5 million compared to $1.9 million for the nine months ended September 30, 2004, an increase of $555,000, or 28.9%. The effective tax rate increased to 32.2% and 32.4% for the three and nine months ended September 30, 2005, respectively, compared to 25.9% and 28.5% for the same periods in the prior year. The increase in the effective tax rate is primarily due to an increase in state income taxes during the three and nine month periods ended September 30, 2005.
Liquidity
Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $12.5 million for the nine months ended September 30, 2005, compared to $15.9 million provided by operating activities for the nine months ended September 30, 2004, a decrease of $3.4 million. Net cash used in investing activities decreased by $7.7 million, to $89.9 million for the nine months ended September 30, 2005, from $97.6 million used in the same period in 2004. Net cash provided by financing activities was $72.6 million for the nine months ended September 30, 2005 compared to $71.1 million provided by financing activities during the nine month period in 2004, an increase of $1.5 million.
The Corporation expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the Asset/Liability Management committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. The Corporation’s primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and investment securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on loans and investment securities are influenced significantly by general interest rates, economic conditions and competition. In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, we believe that the Banks could borrow $167.9 million for a short time from these banks on a collective basis. The Banks are members of the Federal Home Loan Bank (FHLB) and each has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

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
The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 2005. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation’s historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of September 30, 2005
	Within	Six to Twelve	One to Five	Over
	Six months	Months	Years	Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$114,410	$73,476	$310,735	$15,794	$514,415
Adjustable-rate mortgage loans	209,893	12,571	30,508	573	253,545

Total mortgage loans	324,303	86,047	341,243	16,367	767,960
Commercial business loans	164,821	27,582	71,917	2,449	266,769
Consumer loans	15,977	6,817	23,894	1,525	48,213
Home equity loans	23,522	3	4,156	784	28,465
Other loans	4,148	128	1,761	945	6,982
Mortgage-related securities	11,428	7,744	51,342	13,749	84,263
Fixed rate investment securities and other	4,521	5,123	27,100	53,020	89,764
Variable rate investment securities and other	26,409	—	—	—	26,409

Total interest-earning assets	$575,129	$133,444	$521,413	$88,839	$1,318,825

Interest-bearing liabilities:
Deposits
Time deposits	$186,087	$116,210	$194,478	$149	$496,924
NOW accounts	6,240	6,241	62,404	29,121	104,006
Savings accounts	8,474	8,637	84,737	39,544	141,392
Money market accounts	25,537	14,379	143,793	67,103	250,812
Short-term borrowings	46,332	—	—	—	46,332
Long-term borrowings	12,020	14,500	75,754	3,638	105,912
Junior subordinated debt owed to unconsolidated trusts	28,352	—	—	18,042	46,394

Total interest-bearing liabilities	$313,042	$159,967	$561,166	$157,597	$1,191,772

Interest-earning assets less interest-bearing liabilities	$262,087	$(26,523)	$(39,753)	$(68,758)	$127,053

Cumulative interest rate sensitivity gap	$262,087	$235,564	$195,811	$127,053

Cumulative interest rate sensitivity gap as a percentage of total assets	18.22%	16.38%	13.61%	8.83%

At September 30, 2005, the Corporation’s cumulative interest-rate sensitive gap as a percentage of total assets was a positive 18.22% for amounts maturing or repricing within six months and a positive 16.38% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.
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

As of September 30, 2005 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) On July 26, 2005 and August 10, 2005, the Company sold 1,809 shares of common stock out of treasury to three accredited investors at a price of $38.75 per share, for aggregate proceeds of approximately $70,000. The investors are directors of bank subsidiaries of the Company. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the shares of common stock were sold in a private placement to sophisticated, accredited investors, each of whom provided representations which the Company deemed necessary to satisfy itself that he was an accredited investor and was purchasing for investment and not with a view to resale in connection with a public offering.

(b) NONE

(c) NONE

Item 3.	Defaults upon Senior Securities — NONE

Item 4.	Submission of Matters to Vote of Security Holders — NONE

Item 5.	Other Information — NONE

Item 6.	Exhibits

The following exhibits are filed as part of this report:

EXHIBIT 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
(Registrant)

Date November 3, 2005.	/s/ Michael J. Murry

Michael J. Murry
Chairman of the Board of Directors
and Chief Executive Officer
Principal Executive Officer

Date November 3, 2005.	/s/ Frederick R. Klug

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