Form 10-K
period 2005-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2006-03-16
CIK 753682

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $1.00 per share
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐ No ☑.
Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.
Yes ☐ No ☑.
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) the aggregate market value of the shares (based upon the average bid/ask price) held by non-affiliates was approximately $129,351,040.
As of March 1, 2006, 3,701,621 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Registrant are incorporated by reference into Part III of this report.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
*****
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Special Note Regarding Forward-Looking Statements
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
     Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, those described under the caption “Risk Factors” in Item 1A of this report. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future events or results. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur. In addition, our past results of operations do not necessarily indicate our future results.

PART I
Item 1. Business
General
     Merchants and Manufacturers Bancorporation, Inc. (“Merchants”) was incorporated in Wisconsin in 1983 and is a registered bank holding company under the Bank Holding Company Act of 1956. As of December 31, 2005, we had total consolidated assets of $1.5 billion, consolidated loans of $1.1 billion and consolidated deposits of $1.2 billion. Our executive offices are located at 5445 South Westridge Drive, New Berlin, Wisconsin 53151 (telephone number (262) 827-6700).
     We are engaged in the community banking business through our Community Financial Group™, which includes our nine bank subsidiaries. We operate seven bank subsidiaries in Wisconsin, including Lincoln State Bank; Grafton State Bank; Franklin State Bank; Community Bank Financial; Fortress Bank; The Reedsburg Bank and Wisconsin State Bank. We also operate two additional bank subsidiaries, Fortress Bank of Cresco and Fortress Bank Minnesota, which operate in Iowa and Minnesota, respectively.
     Through our banks, we provide a broad range of services to individual and commercial customers. Collectively, our subsidiary banks enjoy the competitive advantages of being able to offer the products, services, operational capacity and the lending limit of a larger institution with the timely personal customer service typically offered by a community bank.
     In addition to traditional bank products, we offer our customers a broad range of residential mortgage services through Community Financial Group Mortgage, Inc., and a full range of investment, tax and life insurance products through Community Financial Group Financial Services, Inc. Each of these subsidiaries enable our member banks to provide a full range of financial products to their customers as well as contribute non-interest income to us.
     We also operate three additional non-bank operating subsidiaries: Lincoln Neighborhood Redevelopment Corporation, which was organized in 1988 for the purpose of redeveloping and rehabilitating certain areas located primarily on the near south side of Milwaukee; Merchants Merger Corp. which was formed in 1999 to facilitate bank acquisitions and Merchants New Merger Corp. which was formed to facilitate the Reedsburg Bank acquisition.
Growth Strategy
     Over the last five years, our total assets have increased from $608 million as of December 31, 2001 to $1.5 billion as of December 31, 2005. While we made several bank and non-bank acquisitions from 2001 through 2004, we devoted our entire focus in 2005 toward integrating the businesses we acquired and expanding through internal growth. The key elements of our growth strategy going forward include acquisitions, internal growth and continued focus on expanding our non-interest income.
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
     Internal growth. During 2005 we continued to expand through internal growth by delivering quality products and by providing personal service to individuals and small to mid-sized businesses. By focusing on customer service and convenience, we provide the opportunity for clients to receive the personalized service they find attractive in smaller organizations and still realize many of the efficiencies available to larger organizations.
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
     Non-interest income. Through Community Financial Group Financial Services, Inc., we have significantly enhanced our ability to provide investment and insurance products as well as tax consultation and tax preparation services to our current customer base. During 2005 we significantly expanded our footprint in this area through the addition of personnel in markets in which we currently have a banking presence. Over time, we expect the non-traditional bank businesses to enhance our relationships with current bank clients and also provide our subsidiary banks with additional opportunities for deposit and loan growth with their non-bank client base.

Our Bank Subsidiaries
     We currently provide community-oriented, commercial and retail banking services to individuals as well as to small to mid-size businesses in our communities through 48 banking facilities in Wisconsin, Iowa and Minnesota. Our banks have consistent products, services and delivery systems and comply with similar regulatory guidance. As such they are not segments as that term is defined in Financial Accounting Standards Board Statement No. 131. The table below provides information regarding each of our banks and their respective markets.

			Total Assets at
Bank	Year Organized	Year Acquired	December 31, 2005	Communities Served	Number of Facilities
			(Dollars in Thousands)
Lincoln State Bank	1919	1983	$467,938	Milwaukee, WI	8
				Muskego, WI	2
				Brookfield, WI	1
				Greenfield, WI	2
				Hales Corners, WI	1
				New Berlin, WI	2
				Pewaukee, WI	1
				West Allis, WI	2
Grafton State Bank	1906	1999	$190,770	Grafton, WI	2
				Cedarburg, WI	1
				Saukville, WI	1
Franklin State Bank	1982	1984	$88,786	Franklin, WI	3
Community Bank Financial	1989	2001	$92,638	Oconto Falls, WI	1
				Gillett, WI	1
				Little Suamico, WI	1
				Cecil, WI	1
Fortress Bank	1992	2002	$171,905	Westby, WI	2
				Coon Valley, WI	1
				West Salem, WI	1
				Chaseburg, WI	1
				Prairie du Chien, WI	2
				Onalaska, WI	1
Fortress Bank of Cresco	1996	2002	$76,914	Cresco, IA	1
Fortress Bank Minnesota	1993	2002	$54,540	Houston, MN	1
				Winona, MN	1
The Reedsburg Bank	1867	2003	$205,250	Reedsburg, WI	2
				North Freedom, WI	1
				Lime Ridge, WI	1
Wisconsin State Bank	1905	2004	$92,856	Random Lake, WI	1
				Belgium, WI	1
				Sheboygan Falls, WI	1
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
     Lincoln State Bank. Lincoln State Bank is a full service commercial bank which operates nine full service branch offices in the southeastern Wisconsin communities of Milwaukee, West Allis, Muskego, New Berlin, Brookfield and Pewaukee. In addition it operates ten limited hour facilities in Milwaukee and Waukesha Counties. At December 31, 2005, Lincoln State Bank comprised 32.1% of our consolidated assets.

     Grafton State Bank. Grafton State Bank is a full service commercial bank serving Ozaukee County. It operates four offices in the Wisconsin communities of Grafton, Cedarburg and Saukville. At December 31, 2005, Grafton State Bank comprised 13.1% of our consolidated assets.
     Franklin State Bank. Franklin State Bank is a full service commercial bank. Its principal office and a branch office are located in Franklin, Wisconsin. In addition it also operates a limited hour facility in Franklin. At December 31, 2005, Franklin State Bank comprised 6.1% of our consolidated assets.
     Community Bank Financial. Community Bank Financial is a full service commercial bank serving all of Oconto County and the eastern portion of Shawano County. In addition to the main office in the city of Oconto Falls, which is located approximately 25 miles north of Green Bay, Wisconsin, Community Bank Financial operates three branch offices in the communities of Gillett, Little Suamico and Cecil. At December 31, 2005, Community Bank Financial comprised 6.4% of our consolidated assets.
     Fortress Bank. Fortress Bank (f/k/a Fortress Bank of Westby) is a full service commercial bank serving the banking needs of LaCrosse County, southeastern Monroe County and northern Vernon County, Wisconsin. Fortress Bank has offices in the communities of Westby, Coon Valley, Chaseburg, West Salem, Prairie du Chien and Onalaska. At December 31, 2005, the Fortress Bank comprised 11.8% of our consolidated assets.
     Fortress Bank of Cresco. Fortress Bank of Cresco is a full service commercial bank serving the banking needs of eastern Howard County and western Winneshiek County, Iowa from its office in Cresco, Iowa. At December 31, 2005, Fortress Bank of Cresco comprised 5.3% of our consolidated assets.
     Fortress Bank Minnesota. Fortress Bank Minnesota is a full service commercial bank serving customers in Houston County and northeast Winona County in Minnesota from offices in Houston and Winona. At December 31, 2005, Fortress Bank Minnesota, comprised 3.7% of our consolidated assets.
     The Reedsburg Bank. The Reedsburg Bank is a full service commercial bank serving the banking needs of Sauk County, and portions of Juneau, Richland, and Adams Counties, Wisconsin. The Reedsburg Bank has offices in the Wisconsin communities of Reedsburg, North Freedom and Lime Ridge. At December 31, 2005, the Reedsburg Bank comprised 14.1% of our consolidated assets.
     Wisconsin State Bank. Wisconsin State Bank is a full service commercial bank serving Northern Ozaukee County and Southern Sheboygan County. Its principal office is located in Random Lake, Wisconsin and also has branch offices located in Belgium, Wisconsin and Sheboygan Falls, Wisconsin. At December 31, 2005, Wisconsin State Bank comprised 6.4% of our consolidated assets.
Our Operating Subsidiaries
     Community Financial Group Financial Services, Inc. (“CFG Financial Services”) was formed in 2002 to provide tax as well as non-insured investment and insurance products to customers of our banks. All of our CFG Financial Service professionals have offices within our bank facilities. For the twelve months ended December 31, 2005, CFG Financial Services had revenues of $1.7 million.
     Community Financial Group Mortgage, Inc. (“CFG Mortgage”) was formed in 2002 to act as our mortgage broker. As of December 31, 2005, CFG Mortgage services $344.8 million of residential mortgages.
     Lincoln Neighborhood Redevelopment Corporation (“Redevelopment Corporation”) was formed in June 1988. The Redevelopment Corporation was established to redevelop and rehabilitate certain areas located on the south-side of Milwaukee by, among other things:
•	providing home mortgage loans to customers with low to moderate income;

•	working with local businesses to keep commercial areas strong and attractive;

•	pursuing means to preserve and create jobs;

•	encouraging appropriate land-use;

•	involving community residents in economic planning; and

•	retaining and attracting businesses.
     As of December 31, 2005, the Redevelopment Corporation had assets of $1.4 million, $957,000 in liabilities and equity of $394,000.
     Merchants Merger Corp. was formed in 1999 to facilitate mergers and future acquisitions.
     Merchants New Merger Corp. is the historical Reedsburg Bancorporation parent company that was renamed following the acquisition.

Other Subsidiaries
     Lincoln State Bank, Grafton State Bank, Community Bank Financial, Fortress Bank, The Reedsburg Bank and Wisconsin State Bank each have a wholly owned subsidiary. In 1991 an investment subsidiary known as M&M — Lincoln Investment Corporation was formed to manage the majority of Lincoln State Bank’s investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of mortgage-backed and other investment securities from Lincoln State Bank in exchange for 100% of the stock of the subsidiary. In 1992 an investment subsidiary known as Westby Investment Company, Inc. was formed to manage the majority of the Fortress Bank’s investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $10 million of municipal and other investment securities from the Fortress Bank in exchange for 100% of the stock of the subsidiary. In 1992 an investment subsidiary known as Reedsburg Investment Corp. was formed to manage the majority of the Reedsburg Bank’s investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $13 million of municipal and other investment securities from the Reedsburg Bank in exchange for 100% of the stock of the subsidiary. In 1994 an investment subsidiary known as Random Lake Investments, Inc. was formed to manage the majority of the Wisconsin State Bank’s investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $7 million of municipal and other investment securities from Wisconsin State Bank in exchange for 100% of the stock of the subsidiary. In 1996 an investment subsidiary known as GSB Investments, Inc. was formed to manage the majority of Grafton State Bank’s investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $10 million of mortgage-backed and other investment securities from Grafton State Bank in exchange for 100% of the stock of the subsidiary. In 2001 an investment subsidiary known as CBOC Investments, Inc. was formed to manage the majority of the Community Bank Financial investment portfolio and to enhance the overall return of the portfolio. The subsidiary received a capital contribution of approximately $11 million of municipal and other investment securities from Community Bank Financial in exchange for 100% of the stock of the subsidiary. These subsidiaries are an intrinsic component of their respective parent banks and assets thereof are included in the total assets of the respective Banks above.
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
Employees
     At December 31, 2005, we (along with our subsidiaries) employed 463 full-time and 137 part-time employees. We provide a wide range of benefits to employees, including educational activities, and consider our employee relations to be excellent. We conduct extensive training programs in order to enhance job-related knowledge and skills of our people and to train our employees with a sales-oriented approach to customers. Eligible employees participate in a 401(k) plan as well as group life and major medical insurance programs. None of our employees are represented by a labor union.
Supervision and Regulation
     We are extensively regulated under both federal and state laws. Laws and regulations to which Merchants and our banks are subject govern, among other things, the scope of business, investments, reserve levels, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. These laws and regulations are intended to protect our depositors. Any change in applicable laws or regulations may have a material effect on our business and prospects, and legislative and policy changes may affect our operations. We cannot predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.
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
     Finally, subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, and the Federal Reserve’s implementing regulations, require Federal Reserve approval prior to any acquisition of “control” of a bank holding company, such as Merchants. In general, a person or company is presumed to have acquired control if it acquires as little as 5% of the outstanding shares of a bank or bank holding company and is conclusively determined to have acquired control if it acquires 25% or more of the outstanding shares of a bank or bank holding company.
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
Bank Regulations
     Lincoln State Bank, Grafton State Bank, Franklin State Bank, Community Bank Financial, Fortress Bank, The Reedsburg Bank and Wisconsin State Bank operate under Wisconsin state bank charters and are subject to regulation by the Wisconsin Department of Financial Institutions Division of Banking and the FDIC. The Fortress Bank of Cresco, Iowa operates under an Iowa state bank charter and is subject to regulation by the FDIC and the Iowa Division of Banking. Fortress Bank Minnesota operates under a Minnesota bank charter and is subject to regulation by the FDIC and the Minnesota Department of Commerce. The state banking regulators detailed above and the FDIC regulate or monitor all areas of the banks’ operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, acquisitions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The regulators place limitations on activities of the banks including the issuance of capital notes or debentures and the holding of real estate and personal property and require the banks to maintain a certain ratio of reserves against deposits. The regulators also require the banks to file reports annually showing receipts and disbursements of the banks, in addition to any periodic reports requested.

Available Information
     We maintain our corporate website at http://www.mmbancorp.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with or furnish to the Securities and Exchange Commission, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
Item 1A. Risk Factors
     An investment in our common stock is subject to risks inherent in our business. The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.
Risks Related to Our Business
Changes in interest rates may adversely affect our earnings and cost of funds.
     Changes in interest rates affect our operating performance and financial condition in diverse ways. A substantial part of our profitability depends on the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside of our control, including competition, policies of various governmental and regulatory agencies, including federal monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for many financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” We intend to try to minimize our exposure to interest rate risk, but we will be unable to eliminate it.
     In our banking operations, we are subject to interest rate risk on loans held in our portfolio arising from mismatches between the dollar amount of repricing or maturing assets and liabilities. These mismatches are referred to as the “interest rate sensitivity gap,” which is measured in terms of the ratio of the interest rate sensitivity gap to total assets. A higher level of assets repricing or maturing than liabilities over a given time frame is considered asset-sensitive and is reflected as a positive gap. In contrast, a higher level of liabilities repricing or maturing than assets over a given time frame is considered liability-sensitive and is reflected as a negative gap. At December 31, 2005, our cumulative interest-rate sensitive gap as a percentage of total assets was a positive 16.86% for six month maturities and a positive 15.75% for one-year maturities. Therefore, we are positively gapped and may benefit from rising interest rates. However, in a rising interest rate environment, our fee income is likely to be adversely affected because fewer residential mortgage loans will be refinanced. Fluctuations in interest rates are not predictable or controllable. Although we have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, we can not give any assurance that a sudden or significant change in prevailing interest rates will not have a material adverse effect on our operating results and financial condition. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our management of interest rate risk.
     In addition to the foregoing, changes in interest rates could also adversely affect (a) our ability to originate loans and obtain deposits, (b) the fair value of our financial assets and liabilities and (c) the average duration of certain of our securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Although our management believes we have implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.
Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
     Some borrowers may not repay loans that we make to them. This risk is inherent in the banking business. Like all financial institutions, we maintain an allowance for loan losses to absorb probable loan losses in our loan portfolio. This allowance for loan losses represents our best estimate of the losses that are incurred or expected to be incurred in our loan portfolio. We predict our loan losses based upon an evaluation of our outstanding loan portfolio, specific credit risks associated with our customers, our loss experience, present economic and regulatory conditions and the quality of our loan portfolio. Notwithstanding the factors and the analysis we undertake to predict our loan losses, however, we cannot predict loan losses with certainty, and we cannot assure you that our allowance will be sufficient. The amount of future loan losses is susceptible to changes in any of the factors described above and to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed current estimates. Loan losses in excess of our reserves would have an adverse effect on our financial condition and results of operations.

     In addition, various regulatory agencies, as an integral part of the examination process, periodically review our loan portfolio. These agencies may require us to add to the allowance for loan losses based on their judgments and interpretations of information available to them at the time of their examinations. If these agencies require us to increase our allowance for loan losses, our earnings will be adversely affected in the period in which the increase occurs.
We have a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.
     Our management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. In connection with management’s assessment of our internal control over financial reporting as of December 31, 2005, we identified a material weakness in our internal control relating to determining the allowance for loan losses and the provision for loan losses. For a description of our internal control over financial reporting and the identified material weakness, see Item 9A. Controls and Procedures. No assurance can be given regarding the timing of Merchants’ remediation of the material weakness.
     The material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. Furthermore, any system of controls, no matter how well designed and operated, is based partly on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any additional failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.
Because our business is concentrated in certain local markets, a downturn in the economy in such markets may adversely affect our business.
     Our success is dependent to a significant extent upon the general economic conditions in the markets in which our banks are located principally in the state of Wisconsin and also in parts of Iowa and Minnesota and in particular, the conditions for the medium-sized and small-sized businesses that are the focus of our customer base. Local economic conditions significantly impact the ability of our customers to demand our services and products and their ability to repay the loans we have extended to them. Additionally, the demand for residential mortgage loans and construction loans for residential builders is influenced by a number of economic factors, including prevailing interest rates, inflation, levels of regional commercial activity, consumer preferences for suburban housing, and the continuing presence of significant employers in the state of Wisconsin and its surrounding region. The concentration of our business in this area exposes us to the greater risk that adverse changes in economic conditions in that area could impair our ability to collect loans, reduce our growth rate and have a negative effect on our overall financial condition.
We may be adversely affected by government monetary policy.
     As a bank holding company, our business is affected by the monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. In setting its policy, the Federal Reserve System may utilize techniques such as the following:
•	engaging in open market transactions in United States government securities;

•	setting the discount rate on member bank borrowings, and

•	determining reserve requirements.
     These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations.
Our business may be adversely affected by the highly regulated environment in which we operate.
     We are extensively regulated under both federal and state laws. Laws and regulations to which Merchants and our banks are subject govern, among other things, the scope of business, investments, reserve levels, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. The existence of this regulation affects our business, including, without limitation, our lending policies and our ability to pay dividends to the holders of our common stock. These laws and regulations are intended to protect our depositors. Any change in applicable laws or regulations may have a material effect on our business and prospects, and legislative and policy changes may affect our operations. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Some of the legislative and regulatory changes may benefit us and our banks; other changes, however, could have a material adverse effect on our business, financial condition and results of operation and/or provide an advantage to certain of our competitors.

Our future success will depend on our ability to compete effectively in the highly competitive banking industry.
     The financial services business is highly competitive, and we encounter strong direct competition for deposits, loans and other financial services in all of our market areas. Our principal competitors include:
•	other commercial banks;

•	savings banks;

•	credit unions;

•	mortgage brokers;

•	small-loan companies;

•	insurance companies;

•	investment banking firms; and

•	large retail companies.
     Many of our non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and national or state chartered banks. As a result, such non-bank competitors have advantages over us in providing certain services. In addition, in recent years, several major multi-bank holding companies have entered or expanded in our markets. Generally, these financial institutions are significantly larger than we are and have greater access to capital and other resources, including larger customer bases, higher lending limits, extensive branch networks, numerous ATMs, greater name recognition and greater financial and other resources.
We may not be able to maintain and increase our deposit base and secure adequate funding.
     We fund our banking and lending activities primarily through demand, savings and time deposits, lines of credit, sale/repurchase facilities from various financial institutions and Federal Home Loan Bank borrowings. The success of our business strategy depends in part on our ability to maintain and increase our deposit base and our ability to maintain access to other funding sources. Funding sources such as our line of credit generally cost us more than our deposit base and, as a result, any failure to maintain and increase our deposit base may force us to use less favorable funding for our banking and lending activities. Our inability to obtain funding on favorable terms, on a timely basis, or at all, would adversely affect our operations and financial condition.
We may be exposed to risks associated with our acquisition strategy.
     We pursue a strategy of supplementing internal growth by acquiring other financial institutions and related entities. However, there are risks associated with this strategy, including the following:
•	Our regulatory capital ratios may be reduced to the extent we use cash or debt as part or all of the purchase price of acquisitions.

•	A number of potential acquirers exist for most acquisition candidates, creating intense competition, particularly with respect to price. In many cases this competition involves organizations with significantly greater resources than we have available.

•	We may be exposed to potential asset quality issues of the banks or businesses we acquire.

•	We may be exposed to unknown or contingent liabilities of the banks or businesses we acquire.

•	We may have difficulty in properly estimating the value of the banks or businesses we acquire.

•	The purchase price we pay may dilute our tangible book value or earnings per share in the short and long term.

•	We may not be able to identify acquisitions on terms acceptable or favorable to us or we may be unable to obtain the required regulatory approvals for any proposed acquisitions.

•	The process of integrating the systems and procedures of the acquired entity may be complicated and time consuming to us, and it can also be disruptive to the customers and employees of the acquired business and it can divert the attention of our management away from operating our business. If the integration process is not conducted successfully and with minimal disruption to the business and its customers and employees, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business.

•	We may be unable to realize the expected revenue and profitability, including cost savings, anticipated from the acquisition.

We may incur significant costs if we foreclose on environmentally contaminated real estate.
     If we foreclose on a defaulted real estate loan to recover our investment, we may be subject to environmental liabilities in connection with the underlying real property. It is also possible that hazardous substances or wastes may be discovered on these properties during our ownership or after they are sold to a third party. Pursuant to various environmental laws, if they are discovered on a property that we have acquired through foreclosure or otherwise, we may be required to remove those substances and clean up the property. Moreover, we may have to pay for the entire cost of any removal and clean-up without the contribution of any other third parties and we may also be liable to tenants and other users of neighboring properties. These remediation costs or other liabilities may exceed the fair value of the property. In addition, we may find it difficult or impossible to sell the property prior to or following any environmental clean-up. These costs and liabilities associated with environmental matters could have a material adverse effect upon our business, financial condition and results of operations.
We rely upon our information systems to successfully operate our business.
     We rely on our communications and information systems to successfully operate our business. Breaches in the security features, failures or disruptions of these systems could:
•	expose us to claims from third parties or customers or could cause us to expend significant resources and time to fix such breaches, which could negatively impact our customer relationships;

•	reduce our ability to serve our customers and benefit from the initial efficiencies created by the implementation of such systems; or

•	result in providing an advantage to certain of our competitors that have effectively implemented and maintain their information systems, which could result in such customers becoming better equipped to serve our customers.
Any of these risks could negatively effect our operations and financial condition.
Risks Related to an Investment in our Common Stock
To the extent we must rely on dividends from our subsidiaries to pay any dividends on our shares of our common stock, our available cash flow may be restricted and ability to pay dividends on our common stock may be limited.
     Substantially all of our assets consist of our investment in our bank and non-bank subsidiaries. Thus, our ability to pay dividends on shares of our common stock depends primarily upon our receipt of cash dividends from our bank and non-bank subsidiaries. Dividend payments from our subsidiaries to us are subject to, among other things:
•	federal and state regulatory limitations, generally based on current and retained earnings and capital maintenance requirements, imposed by various bank regulatory agencies;

•	profitability, financial condition and capital expenditures and other cash flow requirements of the subsidiaries; and

•	prior claims of creditors of the subsidiaries.
The trading price of our common stock has been volatile and investors in our common stock may experience substantial losses.
     The trading price of our common stock has been volatile and may become volatile again in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:
•	our failure to meet the performance estimates of securities analysts, changes in the financial estimates of our income and operating results or buy/sell recommendations by securities analysts;

•	the timing of announcements by us or our competitors concerning significant acquisitions, financial performance or the introduction of new innovative products or services;

•	fluctuation in our quarterly operating results;

•	substantial sales of our common stock; or

•	general stock market or other economic conditions.
You may be unable to sell your stock at or above your purchase price.
Various restrictions in our articles of incorporation, by-laws and banking law could prevent or delay a change in control of us which is not supported by our board of directors.
     Provisions of our articles of incorporation and by-laws, including a staggered board provision, and federal banking law, including regulatory approval requirements, may make it more difficult for a third party to gain control or acquire Merchants without the consent of its board of directors, even if such a transaction may be perceived as beneficial to our shareholders. The combination of these provisions may adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     In 2004 our corporate headquarters relocated to a 59,000 square feet office building located in New Berlin, Wisconsin. At this location, we maintain all of our corporate operations and personnel. Merchants owns this property.
     The main office of Lincoln State Bank is located at 3131 South 13th Street, Milwaukee, Wisconsin in a two-story building. In addition to the main office, Lincoln State Bank also owns and operates two branch offices in Milwaukee, a branch in Muskego and a branch in Pewaukee. The bank also operates full service branches in Downtown Milwaukee, New Berlin, Brookfield and West Allis which it leases from the buildings’ owners. In addition, Lincoln State Bank operates ten limited hour facilities located within assisted living facilities throughout the greater Milwaukee Area. Lincoln State Bank leases facilities at all of the limited hour locations.
     Grafton State Bank’s main office is located at 101 Falls Road, Grafton, Wisconsin in a seven-story building. Portions of the building that are not used by Grafton State Bank are leased to various tenants. Grafton State Bank owns the facility. Grafton State Bank also operates three branch facilities in the communities of Grafton, Saukville, and Cedarburg, Wisconsin. Grafton State Bank owns the Saukville location and it leases the Grafton and Cedarburg facilities.
     Franklin State Bank’s main office is located in a three-story building at 7000 South 76th Street in Franklin, Wisconsin. The bank leases 5,700 square feet from the building’s owner. Franklin State Bank also owns a branch facility in the Franklin Business Park and leases a limited hour facility in an assisted living center also located in Franklin.
     Community Bank Financial’s main office is located in a one-story building at 500 Cherry Avenue, Oconto Falls, Wisconsin. Community Bank Financial operates branch facilities in the communities of Gillett, Little Suamico and Cecil, Wisconsin. Community Bank Financial owns all of its facilities except the Cecil facility which it leases from the building’s owner.
     Fortress Bank’s main office is located in a two-story building at 100 North Main Street, Westby, Wisconsin. Fortress Bank also operates branch offices in the Wisconsin communities of Coon Valley, Chaseburg, West Salem, Onalaska and two offices in Prairie du Chien. Fortress Bank owns all of its properties except the office in Onalaska and the smaller of the two offices in Prairie du Chien which the bank leases from the building’s owner.
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
     Wisconsin State Bank’s main office is located in a two-story building at 201 Allen Street, Random Lake, Wisconsin. Wisconsin State Bank also operates branch offices in the Wisconsin communities of Belgium and Sheboygan Falls. Wisconsin State Bank owns all of its properties except the Belgium facility which the bank leases from the building’s owner.
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
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

	Quotation or Price
Quarter Ended	Low Bid	High Bid

March 31, 2004	$43.65	$46.50
June 30, 2004	33.05	43.55
September 30, 2004	29.75	34.50
December 31, 2004	31.00	38.20

March 31, 2005	$34.75	$37.80
June 30, 2005	35.00	40.00
September 30, 2005	36.25	39.25
December 31, 2005	36.90	39.00
     The approximate number of holders of record of our common stock is 1,121 as of December 31, 2005.
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
     Quarterly dividends for the years ended December 31, 2005 and 2004 are shown in Item 6 “Selected Financial Data.”

Item 6. Selected Financial Data
     The following table summarizes our certain historical financial data. This information is derived in part from, and should be read in conjunction with, our Consolidated Financial Statements presented elsewhere herein:

		At or for the Year Ended December 31,
	2005	2004(1)	2003(2)	2002(3)	2001(4)
		(Dollars in Thousands, Except Per Share Data)
Income Statement Data:
Interest income (taxable equivalent) (5)	$78,882	$63,058	$51,871	$40,421	$43,782
Interest expense	30,268	19,633	15,871	13,106	19,798

Net interest income	48,614	43,425	36,000	27,315	23,984
Provision for loan losses	3,951	1,793	1,311	1,156	1,125

Net interest income after provision for loan losses	44,663	41,632	34,689	26,159	22,859
Noninterest income	13,914	11,537	11,163	6,127	4,682
Noninterest expense	49,898	45,839	32,736	22,139	18,554

Income before provision for income taxes	8,679	7,330	13,116	10,147	8,987
Provision for income taxes	2,242	2,258	4,067	3,244	2,733
Less taxable equivalent adjustment	1,339	1,070	821	518	546

Net income	$5,098	$4,002	$8,228	$6,385	$5,708

Dividends:
Common stock	$2,656	$2,523	$2,213	$1,790	$1,802
Dividends per share	0.72	0.72	0.68	0.72	0.71
Dividend payout ratio	52.10%	63.04%	26.90%	28.03%	31.57%
Per Share Data: (6)
Net income-Basic	$1.39	$1.16	$2.58	$2.30	$2.05
Net income-Diluted	1.38	1.15	2.56	2.29	2.04
Book value	25.18	24.97	24.04	21.92	19.07
Balance Sheet Data:
Investment securities	$173,639	$172,564	$156,597	$130,125	$66,143
Loans, net	1,120,616	1,028,059	847,938	657,775	477,332
Total assets	1,458,948	1,357,065	1,145,607	909,405	608,020
Total deposits	1,160,163	1,033,046	911,948	729,456	477,785
Short-term borrowings	44,332	61,322	34,007	18,088	17,046
Long-term borrowings	101,107	111,054	59,528	72,322	55,800
Junior subordinated debt owed to unconsolidated trusts	46,394	46,394	36,084	10,310	—
Total stockholders’ equity	93,225	91,739	79,974	69,329	52,929
Earnings Ratios:
Return on average total assets	0.36%	0.33%	0.86%	0.99%	0.95%
Return on average total stockholders’ equity	5.41	4.69	11.29	11.55	11.15
Net interest margin (7)	3.75	3.86	4.03	4.48	4.21
Efficiency ratio (8)	81.55	85.06	70.64	67.24	65.98
Asset Quality Ratios:
Allowance for loan losses to loans	1.15	1.02	1.07	1.15	1.15
Nonaccrual loans to loans	0.46	0.85	0.62	0.48	0.92
Allowance for loan losses to nonperforming loans (9)	248.73	119.74	172.96	239.24	125.60
Nonperforming assets to total assets (10)	0.48	0.75	0.63	0.61	0.75
Net loan charge-offs to average loans	0.14	0.14	0.14	0.21	0.12
Capital Ratios:
Total stockholders’ equity to total assets	6.39	6.76	6.99	7.63	8.71
Total capital to risk-weighted assets ratio	10.04	10.14	10.23	10.71	11.53
Tier 1 capital to risk-weighted assets ratio	7.77	7.83	8.27	9.63	10.43
Tier 1 capital to average assets ratio	6.37	6.62	7.19	9.41	8.72

1)	Year-end data for 2004 includes Random Lake Bancorp Limited and subsidiaries acquired by Merchants on August 12, 2004.

2)	Year-end data for 2003 includes Reedsburg Bancorporation, Inc. and subsidiaries acquired by Merchants on November 1, 2003.

3)	Year-end data for 2002 includes Fortress Bancshares, Inc. and subsidiaries acquired by Merchants on November 30, 2002.

4)	Restated to reflect the January 16, 2001 acquisition of CBOC, Inc. which was accounted for as pooling-of-interests.

5)	Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with our historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.

6)	All per share information presented in this report has been retroactively restated to give effect to the 10% stock dividend declared in November 2003, as if it occurred as of January 1, 2001.

7)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

8)	Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.

9)	Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.

10)	Nonperforming assets consist of nonperforming loans and other real estate.

     The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

		For the Year Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in Thousands)
Net interest income	$47,275	$42,355	$35,179	$26,797	$23,438
Tax-equivalent adjustment to net interest income	1,339	1,070	821	518	546

Net interest income, fully tax-equivalent basis	$48,614	$43,425	$36,000	$27,315	$23,984

Quarterly Financial Data
     The following table sets forth our selected quarterly financial data. The third and fourth quarter 2004 data includes Random Lake Bancorp Limited and subsidiaries acquired by Merchants on August 12, 2004.

		Three Months Ended 2005				Three Months Ended 2004
	December (2)	September	June	March	December (2)	September	June	March
	(Dollars in Thousands Except Per Share Data)
Interest income (taxable-equivalent) (1)	$21,237	$20,235	$19,241	$18,079	$17,466	$16,132	$14,805	$14,859
Interest expense	8,966	8,006	7,115	6,181	5,586	5,003	4,503	4,542

Net interest income	12,271	12,319	12,126	11,898	11,880	11,129	10,302	10,047
Provision for loan losses	2,781	390	390	390	461	431	451	450
Noninterest income	3,242	3,147	3,432	4,093	2,979	3,209	2,654	2,695
Noninterest expense	12,713	12,183	12,425	12,577	14,574	11,042	10,141	10,082

Income (loss) before taxes	19	2,893	2,743	3,024	(176)	2,865	2,364	2,210
Provision for income taxes	(234)	821	794	861	337	676	663	582
Less taxable-equivalent adjustment	327	342	310	360	298	255	229	221

Net income (loss)	($74)	$1,730	$1,639	$1,803	($811)	$1,934	$1,472	$1,407

Basic earnings (loss) per share	($0.02)	$0.47	$0.45	$0.49	($0.22)	$0.55	$0.44	$0.42
Diluted earnings (loss) per share	($0.02)	$0.47	$0.44	$0.49	($0.22)	$0.55	$0.44	$0.42
Dividends per share	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18

(1)	Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with our historical experience, is used in the conversion of tax-exempt interest income to a tax-equivalent basis.

(2)	A significant fourth quarter adjustment recognized in 2005 included a provision for loan losses of $2.4 million before income taxes. Significant fourth quarter adjustments recognized in 2004 included: (1) a pre-tax charge of $1.2 million for centralization and data processing conversions, (2) a pre-tax charge of $450,000 related to Sarbanes-Oxley compliance activities and (3) a pre-tax charge of $730,000 related to establishing a tax reserve for potential payments due to the Wisconsin Department of Revenue.
Fourth Quarter Results
     For the fourth quarter of 2005, Merchants reported a loss of $(74,000), or $(0.02) per fully diluted common share compared to a loss of $(811,000), or $(0.22) per fully diluted common share for the fourth quarter of 2004. The increase in earnings for the quarter compared to the same quarter ended 2004 is partially attributable to non-recurring items incurred during 2004. For the three months ended December 31, 2004 Merchants recorded pre-tax non-recurring expenses of $2.4 million related to centralization and data processing conversions, Sarbanes-Oxley compliance activities, and a tax reserve established for settlement with the Wisconsin Department of Revenue. Earnings for the three months ended December 31, 2005 were affected by a decline in the net interest margin as yields on interest bearing liabilities have increased more than the yields on interest earning assets. In addition, we recorded a $2.4 million provision for loan losses during the fourth quarter of 2005 for potential losses relating to a portion of the loan portfolio at one of our subsidiary banks.
     Net interest income was $11.9 million for the fourth quarter of 2005 compared to $11.6 million for the fourth quarter of 2004. The increase is due to an increase in loans funded by the growth in deposits and borrowings. The net interest margin was 3.56% for the quarter ended December 31, 2005 compared to 3.77% for the same period last year. The decline in net interest margin was due to strong loan growth which was funded with limited deposit growth as well as higher cost wholesale funding. In addition, our net interest margin has been under pressure as we have seen our deposit base shift from lower paying variable rate deposit accounts into higher fixed rate instruments such as certificate of deposits. While we will continue to focus on generating low cost core deposits to fund future loan growth, we believe our balance sheet is positioned to take advantage of increasing interest rates over the long term.
     Merchants’ provision for loan losses was $2.8 million for the three months ended December 31, 2005 compared to $461,000 for the same period in the prior year. The ratio of allowance for loan losses to total loans was 1.15% and 1.02% at December 31, 2005 and 2004, respectively. The ratio of allowance for loan losses to non-performing loans was 248.7% at December 31, 2005 compared to 119.7% at December 31, 2004. The ratio of non-performing assets to total assets equaled 0.48% at December 31, 2005 compared to 0.75% at December 31, 2004.

     Non-interest income for the three months ended December 31, 2005 was $3.2 million compared to $3.0 million for the same periods in the prior year, an increase of 8.8%. Service charges on deposit accounts increased $13,000 to $1.1 million for the three months ended December 31, 2005. Service charges on loans increased $196,000 to $827,000 for the three months ended December 31, 2005. Gains on sales of mortgage loans were $65,000 for the three months ended December 31, 2005 compared to $130,000 for the same period in the prior year.
     Non-interest expense for the three months ended December 31, 2005 was $12.7 million compared to $14.6 million for the same period in the prior year, a decrease of 12.8%. Salaries and employee benefits decreased $77,000 for the quarter, occupancy expense decreased $149,000 for the quarter and data processing fees decreased $114,000 for the quarter. Non-interest expense for the three months ended December 31, 2004 included pre-tax non-recurring expenses of $1.7 million related to centralization and data processing conversions and Sarbanes-Oxley expense.

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
Results of Operations
     For the year ended December 31, 2005, net income was $5.1 million, or $1.39 per fully diluted common share, compared to $4.0 million, or $1.15 per fully diluted common share for the year ended December 31, 2004. The increase in earnings is partially attributable to non-recurring items incurred during 2004. For the twelve months ended December 31, 2004 Merchants recorded pre-tax non-recurring expenses of $3.2 million related to centralization and data processing conversions, Sarbanes-Oxley compliance activities, and a tax reserve established for settlement with the Wisconsin Department of Revenue.
     Earnings in 2005 were affected by a decline in the net interest margin as the payments on interest bearing liabilities have increased more than the income on our interest earning assets. In addition, we recorded a $2.4 million provision for loan losses during the fourth quarter of 2005 for potential losses relating to a portion of the loan portfolio at one of our subsidiary banks. After our February 7, 2006 earnings release, we became aware that an officer at one of our subsidiary banks was operating outside of prescribed bank lending policies and procedures which may result in the bank experiencing losses with respect to certain loans. The bank has terminated the employment of the officer in question. We have investigated this matter aggressively and will continue to do so, but we believe we have identified the potential losses and anticipate that the additional provision for loan losses will be sufficient to absorb losses relating to this matter.
     We intend to aggressively pursue any possible recoveries with respect to this matter including those which may result from potential insurance coverage from our financial institution bond carrier, continued payments from borrowers with respect to the loans relating to this matter and restitution from the officer in question. Despite the addition to the loan loss allowance, our 2005 results demonstrated positive earnings. We remain on course with our plan for 2006 and beyond as we realize the efficiencies we have created with our operational platform.
     2004 was a year of significant change and transition for our organization. We took steps to reduce the risk inherent in a larger organization and invested heavily in building an operational platform that will allow for future expansion. During 2005 we began to realize the advantages and efficiencies of the operational platform we created. While this transition has not been easy, we are making progress and will continue our evolution in 2006. We expect that 2006 will bring accelerated growth in efficiencies due to the steps taken in 2004 and 2005. In addition, we will rededicate our efforts in the area of customer service, where we believe we have a significant advantage over our competitors.
     Despite the operational changes, we continued to internally grow the balance sheet in 2005. Loan growth was significant but was funded primarily with wholesale funding. Thus, like many banks, we incurred net interest margin pressure that partially negated our earnings growth. Core deposit growth will be a focus for 2006 in order to stabilize our net interest margin. In addition, one of the areas we continue to lag in is non-interest income. Although we made progress in this area in 2005, more work remains to be done.
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
     Net interest income on a fully tax equivalent basis increased to $48.6 million in 2005, compared with $43.4 million in 2004 and $36.0 million in 2003. In 2005, net interest income increased $5.2 million due to internal growth in earning assets and the full-year impact from the Wisconsin State Bank acquisition, partially offset by a lower net interest margin versus the prior year. In 2004, net interest income increased due to internal growth in earning assets as well as the additional growth from the Wisconsin State Bank and Reedsburg Bank acquisitions. The net interest margin, on a fully tax-equivalent basis, was 3.75% for 2005, compared with 3.86% in 2004 and 4.03% in 2003. The rising interest rate environment since June 2004, limited internal core deposit growth and the incremental effect of the acquisitions resulted in lower margins in both 2005 and 2004. While we will continue to focus on generating low cost core deposits to fund future loan growth, we believe our balance sheet is positioned to take advantage of increasing interest rates over the long term.

     The following table sets forth, for the periods indicated, information regarding the average balances of assets and liabilities and the total dollar amount of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities, and net interest margin. Average balances have been calculated using average daily balances during such periods.

	At or for the Year Ended December 31,
	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Assets
Loans, net (1)(2)	$1,090,879	$69,546	6.38%	$929,412	$54,908	5.91%	$724,469	$45,184	6.24%
Loans exempt from federal income taxes (3)	3,616	253	7.00%	4,082	306	7.50%	3,481	279	8.01%
Taxable investment securities (4)	36,385	1,617	4.44%	40,032	1,671	4.17%	42,486	2,080	4.90%
Mortgage-related securities (4)	89,821	3,534	3.93%	91,239	3,176	3.48%	69,283	1,988	2.87%
Investment securities exempt from federal income taxes (3)(4)	66,009	3,686	5.58%	48,614	2,842	5.85%	36,909	2,136	5.79%
Other securities	8,433	246	2.92%	12,181	155	1.27%	16,647	204	1.23%

Interest earning assets	1,295,143	78,882	6.09%	1,125,560	63,058	5.60%	893,275	51,871	5.81%

Non interest earning assets	125,640			99,916			67,559

Average assets	$1,420,783			$1,225,476			$960,834

Liabilities and Stockholders’ Equity
NOW deposits	$98,183	571	0.58%	$88,067	420	0.48%	$64,578	400	0.62%
Money market deposits	237,947	4,016	1.69%	260,275	2,889	1.11%	230,298	3,320	1.44%
Savings deposits	136,581	1,321	0.97%	128,954	1,094	0.85%	90,723	623	0.69%
Time deposits	472,621	14,741	3.12%	354,332	8,450	2.38%	283,156	7,316	2.58%
Short-term borrowings	59,493	2,171	3.65%	40,420	838	2.07%	25,493	594	2.33%
Long-term borrowings	112,074	4,294	3.83%	96,617	3,546	3.67%	67,235	2,463	3.66%
Junior subordinated debt owed to unconsolidated trusts	46,394	3,154	6.80%	38,690	2,396	6.19%	19,073	1,155	6.06%

Interest bearing liabilities	1,163,293	30,268	2.60%	1,007,355	19,633	1.95%	780,556	15,871	2.03%

Demand deposits and other non interest bearing liabilities	163,313			132,720			107,404
Stockholders’ equity	94,177			85,401			72,874

Average liabilities and stockholders’ equity	$1,420,783			$1,225,476			$960,834

Net interest spread (5)		$48,614	3.49%		$43,425	3.65%		$36,000	3.78%
Net interest earning assets	$131,850			$118,205			$112,719
Net interest margin on a fully tax equivalent basis (6)			3.75%			3.86%			4.03%
Net interest margin (6)			3.65%			3.76%			3.94%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.11			1.12			1.14

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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
VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	For the Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in Thousands)
Interest-Earning Assets:
Loans, net (1)	$10,058	$4,580	$14,638	$11,953	$(2,229)	$9,724
Loans exempt from federal income taxes (2)	(33)	(20)	(53)	43	(16)	27
Taxable investment securities	(186)	132	(54)	(115)	(294)	(409)
Mortgage-related securities	(48)	406	358	710	478	1,188
Investment securities exempt from federal income taxes (2)	965	(121)	844	684	22	706
Other securities	(28)	119	91	(57)	8	(49)

Total interest-earning assets	$10,728	$5,096	$15,824	$13,218	$(2,031)	$11,187

Interest-Bearing Liabilities:
NOW deposits	$52	$99	$151	$54	$(34)	$20
Money market deposits	(222)	1,349	1,127	562	(993)	(431)
Savings deposits	67	160	227	302	169	471
Time deposits	3,273	3,018	6,291	1,635	(501)	1,134
Short-term borrowings	510	823	1,333	301	(57)	244
Long-term borrowings	587	161	748	107	(174)	(67)
Junior subordinated debt owed to unconsolidated trusts	508	250	758	2,648	(257)	2,391

Total interest-bearing liabilities	$4,775	$5,189	$10,635	$5,609	$(1,847)	$3,762

Net change in net interest income			$5,189			$7,425

(1)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.
Provision For Loan Losses
     During 2005, we made a provision of $4.0 million to the allowance for loan losses, as compared to a provision of $1.8 million in 2004 and $1.3 million in 2003. The increased 2005 provision is due to our discovery that an officer at one of our subsidiary banks was operating outside of prescribed bank lending policies and procedures which may result in the bank experiencing losses with respect to certain loans. Net loan charge-offs for 2005 were $1.5 million, an increase of $216,000 from the $1.3 million of net charge-offs in 2004. This compares to net charge-offs of $1.1 million in 2003. Although we consider the allowance for loan losses to be adequate to provide for potential losses in the loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that the subsidiary banks will not be required to make further and possibly larger additions to their allowance in the future.

Non-Interest Income
     Non-interest income increased $2.4 million in 2005 and $374,000 in 2004. The 2005 growth in non-interest income can be attributed to higher fees collected on deposit accounts and a strong increase in fees collected on loans. The 2005 growth in non-interest income was also positively impacted by a full-year inclusion of Wisconsin State Bank’s operations. The 2004 growth in non-interest income can be attributed to higher fees collected on deposit accounts and the growth in tax, brokerage and insurance commissions generated by CFG Financial Services. The 2004 growth in non-interest income was also positively impacted by the completed acquisition of Wisconsin State Bank and the full-year inclusion of Reedsburg’s operations. The composition of non-interest income is shown in the following table.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Service charges on deposit accounts	$4,229	$3,566	$2,649
Service charges on loans	3,362	2,154	2,565
Tax fees, brokerage and insurance commissions	1,651	1,547	1,165
Securities gains, net	—	191	360
Gain on sale of loans, net	366	494	1,859
Net gain on sale of premises	286	158	2
Other	4,020	3,427	2,563

Total non-interest income	$13,914	$11,537	$11,163

     Service charge income on deposit accounts increased $663,000 in 2005 and $917,000 in 2004. The increases in both years continue to reflect the benefits from growth in deposit accounts, both internal and through acquisitions and fee structure modifications company wide.
     Services charges on loans increased $1.2 million in 2005 compared to 2004 due to a substantial increase in commercial and commercial real estate loan fee income. Service charges on loans decreased $411,000 from $2.6 million in 2003 to $2.2 million in 2004. The decrease is due directly to the higher level of mortgage and commercial loans refinanced and originated in 2003.
     Fees from tax services and brokerage and insurance services increased $104,000 from $1.5 million in 2004 to $1.7 million in 2005 due to the continued expansion of those services. Fees from tax services and brokerage and insurance services increased $382,000 from $1.2 million in 2003 to $1.5 million in 2004. The increase can be attributed to the growth in sales that occurred during 2004 and the full-year recognition of the revenue from the acquisitions of Keith C. Winters and Associates (“KCW”) and Integrated Financial Services, Inc. (“IFS”).
     There were no sales of securities during 2005. We recorded a net gain of $191,000 on the sale of $14.1 million of securities in 2004 and a gain of $360,000 on the sale of $15.1 million of securities in 2003. The proceeds from the sale of the investments in 2003 and 2004 were used to fund loan demand or to reduce debt.
     We recorded $366,000 in gains on the sale of loans in 2005, compared to $494,000 in 2004 and $1.9 million in 2003. All-time low market interest rates led to higher secondary market sales of 15 and 30 year residential mortgage loans in 2003. Higher interest rates in 2004 and 2005 resulted in reduced opportunities to sell loans.
     We recorded $286,000 in gains on the sale of premises in 2005, compared to $158,000 in 2004 and $2,000 in 2003. During 2005 we sold a property that was initially purchased as a potential site for our company headquarters. Rather than building on that site, an existing building was purchased and we divested of the property.
     Other non-interest income was $4.0 million in 2005, compared to $3.4 million in 2004 and $2.6 million in 2003. Other non-interest income includes credit and debit card income, safe deposit box fees, ATM fees and income associated with the increased cash surrender value of life insurance policies. The increase in 2005 was due to non-recurring income of $540,000 related to the sale of Pulse EFT Association to Discover Financial Services. Other non-interest income also increased in 2005 due to the full-year recognition of the Wisconsin State Bank acquisition. The increase for 2004 was due in part to the Wisconsin State Bank acquisition and the full-year recognition of the 2003 Reedsburg acquisition.

Non-Interest Expense
     Non-interest expense increased $4.1 million or 8.9% for the year ended December 31, 2005, and increased $13.1 million or 40.0% for the year ended December 31, 2004. In 2005, the increase in non-interest expense was due to the full-year effects of the centralization and data processing conversion that occurred in 2004 as well as a full-year recognition of the Wisconsin State Bank acquisition. In 2004, the acquisition of Wisconsin State Bank and the full-year recognition of the 2003 Reedsburg and KCW acquisitions contributed partially to the rise in expenses. Also affecting 2004 were nonrecurring expenses associated with our data processing conversions and complying with Sarbanes-Oxley. The major components of non-interest expense are shown in the following table.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)

Salaries and employee benefits	$28,137	$24,646	$18,655
Premises and equipment	7,119	6,387	4,079
Marketing and business development	2,261	2,321	1,509
Data processing fees	3,464	2,296	1,193
Data processing conversions	—	573	—
System installations	—	830	—
Sarbanes-Oxley implementation	—	783	—
Other	8,917	8,003	7,300

Total noninterest expense	$49,898	$45,839	$32,736

     Salaries and employee benefits increased $3.5 million in 2005 due to the full-year recognition of the staff additions needed to implement our “Vision Unlimited” centralization project and the Wisconsin State Bank acquisition during 2004. Also impacting salaries and employee benefits in 2005 were higher benefit costs and normal pay increases. Salaries and employee benefits increased $6.0 million in 2004 due in part to acquisition of Wisconsin State Bank, the full-year recognition of the 2003 Reedsburg and KCW acquisitions and staff additions made to implement our “Vision Unlimited” centralization project. Also impacting salaries and employee benefits in 2004 were higher benefit costs and normal pay increases.
     Premises and equipment expense increased $732,000 in 2005 primarily due the full-year recognition of the 2004 Wisconsin State Bank acquisition and expense associated with branch expansion. Premises and equipment expense increased $2.3 million in 2004 primarily due to the acquisition of Wisconsin State Bank and the full-year recognition of the 2003 Reedsburg acquisition. Also impacting premises and equipment expense were increases in depreciation associated with new equipment and facilities as well as the regular maintenance of our existing facilities.
     Marketing and business development costs decreased $60,000 in 2005, and increased $812,000 in 2004. The decrease in 2005 can be attributed in part to less employee travel and one time costs in 2004 related to changes in signage due to our branding campaign which is offset by increased expenses due to the full-year recognition of the 2004 Wisconsin State Bank acquisition. The increase in 2004 can be attributed in part to the acquisition of Wisconsin State Bank and the full-year recognition of the 2003 Reedsburg acquisition as well as the development of a centralized marketing program and branding campaign that delivered a consistent message throughout our entire organization.
     During 2004 we successfully converted all of our banks to a single data processing platform. We believe this upgrade in service has allowed us to better manage risk, operate more efficiently and serve our clients better. An upgrade of this magnitude can not be accomplished without the related costs. Data processing fees increased $1.2 million in 2005 and increased $1.1 million in 2004. The data processing conversions took place during the summer of 2004, thus the increase in 2005 is due to the full-year recognition of data processing costs with our service bureau. Also impacting data processing expense in both 2004 and 2005 were increased telecommunication expense, software licensing costs, and the further development of our internet banking service.
     There were a number of non-recurring expenses during 2004. In addition to the on-going data processing expense, we absorbed $573,000 in non-recurring data processing conversion and de-conversion costs paid to our current service bureau and to our bank’s prior service bureau providers to convert their data to the new system. In addition to the conversion cost, we incurred $830,000 of nonrecurring system installation expense. In 2004 we installed various product delivery systems to better manage risk, operate more efficiently and serve our clients better. The two largest system installations were an updated and centralized loan documentation system that allows all loan documents to be created at a centralized location and remotely printed at each one of our locations. In addition, in 2004 we also implemented a document imaging system that allows us to more efficiently view and store documents, provide our internet banking customers with on-line access to their processed checks and provide our clients with copies of items rather than storing original documents. The elimination of original documents greatly reduces the amount of storage space needed as well as gives our employees more timely access to information.
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
     Other expenses increased $914,000 in 2005 and $703,000 in 2004. The increase in 2005 can be attributed to a variety of expenses and the full-year recognition of the 2004 Wisconsin State Bank acquisition. The increase in 2004 can be attributed primarily to the acquisitions of Wisconsin State Bank and the full-year recognition of the 2003 Reedsburg and KCW acquisitions.
Income Taxes
     Our consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans and interest income on assets held in the portfolios of our Nevada investment subsidiaries for which state taxes have historically not been imposed. Our recorded provisions for income taxes totaled $2.2 million in 2005, $2.3 million in 2004 and $4.1 million in 2003. The corresponding effective tax rate for the same years were 30.5%, 36.1% and 33.1%. Our effective tax rate decreased in 2005 to more normal levels due to the unusual circumstances that occurred in 2004. In 2004 our effective tax rate increased due to the findings of Wisconsin Department of Revenue audits conducted at our Nevada investment subsidiaries which resulted in state taxes being imposed on a portion of the assets held in those subsidiaries.
Loans Receivable
     Loans receivable (net of allowance) increased $94.9 million, or 9.2%, from $1.0 billion at December 31, 2004, to $1.1 billion at December 31, 2005. The loan growth during 2005 was primarily in commercial and commercial real estate and single-family residential loans as many clients closed on adjustable rate rather than fixed rate mortgages in the current interest rate environment. In 2004, the Corporation performed an evaluation of the purpose and collateral of each loan. This evaluation resulted in a reallocation of loan dollars between primarily commercial real estate and commercial loans. Loans receivable consist mainly of commercial business loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market area. The following table shows the composition of our loan portfolio on the dates indicated:

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
First mortgage:
Conventional single-family residential	$167,745	$142,926	$113,479	$98,075	$78,377
Commercial and multi-family residential	474,480	436,612	283,433	198,250	180,102
Construction	81,651	76,267	47,894	32,995	34,744
Farmland	52,392	55,710	43,676	20,847	7,312

	776,628	711,515	488,482	350,167	300,535

Commercial business loans	270,101	240,575	294,645	246,787	140,671
Consumer and installment loans	50,663	49,136	51,886	51,883	32,401
Home equity loans	28,541	26,592	14,664	9,492	6,140
Other	7,734	10,863	7,397	7,109	3,148

	357,039	327,166	368,592	315,271	182,360
Less: Allowance for loan losses	(13,051)	(10,622)	(9,136)	(7,663)	(5,563)

Loans, net	$1,120,616	$1,028,059	$847,938	$657,775	$477,332

     The following table presents information as of December 31, 2005 regarding first mortgage and commercial business loan maturities and contractual principal repayments of loans during the periods indicated. Loans with adjustable interest rates are shown maturing in the year of their contractual maturity. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

		One to Five	Over Five
	Within One Year	Years	Years	Total
	(Dollars in Thousands)
Commercial business loans	$186,848	$80,298	$2,955	$270,101
First mortgage loans	409,268	350,439	16,921	776,628

	$596,116	$430,737	$19,876	$1,046,729

Loans maturing after one year with:
Fixed interest rates		$394,153	$19,416
Variable interest rates		36,584	460

		$430,737	$19,876

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
     The allowance for loan losses is maintained at an amount that we believe will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review our allowance for loan losses and may require us to make additions to the allowance based on their evaluation of information available at the time of their examinations. The allowance for loan losses increased from $10.6 million at December 31, 2004 to $13.1 million at December 31, 2005. The increased 2005 provision is due to our discovery that an officer at one of our subsidiary banks was operating outside of prescribed bank lending policies and procedures which activities may result in the bank experiencing losses with respect to certain loans. The ratio of the allowance for loan losses to total loans was 1.15% at December 31, 2005 and 1.02% at December 31, 2004. Based on the present economic environment and our analysis of the financial condition of the borrowers, we consider the present allowance to be appropriate and adequate to cover probable losses inherent in the loan portfolio; however, changes in future economic conditions and in the financial condition of borrowers cannot be predicted at this time. Deterioration in such conditions could result in increases in charge-offs or adversely classified loans and accordingly, in additional provisions for loan losses.

     The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table:

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of year	$10,622	$9,136	$7,663	$5,563	$5,010
Charge-offs:
Conventional single-family residential	(172)	(49)	(84)	(1)	(6)
Commercial and multifamily residential	(241)	(326)	(69)	(647)	—
Agricultural loans	(17)	(104)	—	—	—
Commercial business loans	(1,271)	(383)	(532)	(99)	(210)
Consumer and installment loans	(688)	(863)	(746)	(429)	(379)

Total charge-offs	(2,389)	(1,725)	(1,431)	(1,176)	(595)
Recoveries	867	419	390	112	23

Net charge-offs	(1,522)	(1,306)	(1,041)	(1,064)	(572)
Increase due to acquisition	—	999	1,203	2,008	—
Provisions charged to operations	3,951	1,793	1,311	1,156	1,125

Balance at end of year	$13,051	$10,622	$9,136	$7,663	$5,563

Ratios:
Net charge-offs to average loans outstanding	0.14%	0.14%	0.14%	0.21%	0.11%
Net charge-offs to total allowance	11.67%	12.30%	11.39%	13.88%	10.28%
Allowance to year end gross loans outstanding	1.15%	1.02%	1.07%	1.15%	1.15%
Non-performing and Delinquent Loans
     When in the opinion of management, serious doubt exists as to the collectability of a loan, the loan is placed on non-accrual status and interest previously accrued but unpaid is deducted from interest income. We do not recognize income on any loans past due 90 days or more. In 2005, $442,000 of additional income on nonaccrual loans would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the year. Additionally, in 2004 we would have reported an additional $538,000 of interest income on non-accrual loans had the loans been in accordance with their original terms.
     Nonperforming assets decreased by $3.1 million from $10.2 million at December 31, 2004 to $7.1 million at December 31, 2005. The decrease in non-performing assets can be attributed to the decrease in nonaccrual loans, primarily commercial business loans and commercial real estate loans and an increase in other real estate owned. Other real estate owned is principally comprised of commercial properties acquired in partial or total satisfaction of problem loans. Management believes that losses on non-performing assets will be minimal due to the collateral position in each situation.
     The following table summarizes non-performing assets on the dates indicated:

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Nonaccrual loans	$5,247	$8,871	$5,282	$3,203	$4,429
Other real estate owned	1,812	1,296	1,945	2,382	139

Total non-performing assets	$7,059	$10,167	$7,227	$5,585	$4,568

Ratios:
Non-accrual loans to total loans	0.46%	0.85%	0.62%	0.48%	0.92%
Allowance to non-accrual loans	248.73%	119.74%	172.96%	239.24%	125.60%
Non-performing assets to total assets	0.48%	0.75%	0.63%	0.61%	0.75%

Potential Problem Loans
     We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention (or equivalent designation at the various subsidiary banks). As of December 31, 2005, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $50.7 million compared to $40.9 million as of December 31, 2004, an increase of $9.8 million or 23.9%. The increase is attributable to the implementation of a more aggressive approach in our risk rating system relative to the prior period rather than a change in the quality of the loan portfolio.
     Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the subsidiary banks’ primary regulators, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We have established an adequate allowance for probable loan losses. We analyze the process regularly, with modifications made if needed, and report those results four times per year to each subsidiary bank’s Board of Directors. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.
Investment Securities
     The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and lastly earnings potential. Investment securities at December 31, 2005 were $173.6 million compared to $172.6 million at December 31, 2004. The investment portfolio remained stable as we reinvested proceeds back into the portfolio during 2005. We did, however, continue to the shift types of securities that we invested in based on our targeted allocations based on yield, duration and risk tolerance. The 2004 investment security growth can be attributed to both internal growth as well as acquisition growth associated with the Wisconsin State Bank acquisition. At the time of the acquisition, the Wisconsin State Bank had $11.5 million of investment securities.
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

     The following table sets forth our estimated fair value of investment securities available-for-sale at the dates indicated:

	At December 31,
	2005	2004	2003
	(Dollars in Thousands)
U.S. Treasury and other U.S. government securities	$12,126	$10,174	$32,402
State and political subdivision securities	71,732	68,297	48,859
Corporate bonds	50	75	75
Collateralized mortgage obligations	54,154	51,294	34,249
Mortgage-backed securities	35,577	42,724	41,012

	$173,639	$172,564	$156,597

     The maturity distribution (based upon the average life) and weighted average yield of our securities portfolio as of December 31, 2005 are summarized in the following table:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Treasury and other government agency securities	$2,250	3.17%	$9,250	3.81%	$626	5.11%	$—	—%
State and political subdivision securities	3,139	5.46	18,898	5.23	35,234	5.73	14,461	6.04
Corporate bonds	25	6.20	25	2.25	—	—	—	—
Collateralized mortgage obligations	4,309	3.53	47,382	4.25	2,455	4.54	8	—
Mortgage-backed securities	232	4.61	33,018	4.52	2,297	5.45	30	5.20

	$9,955	4.09%	$108,573	4.47%	$40,612	5.63%	$14,499	6.04%

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
     Total deposits increased $127.1 million to $1.2 billion on December 31, 2005, from $1.0 million on December 31, 2004. Deposit growth in 2005 is attributed to both the internal growth of core deposits as well as the purchase of brokered certificates of deposit. Brokered certificates of deposit increased from $16.6 million on December 31, 2004 to $85.2 million on December 31, 2005. In addition, we saw a significant shift from money market deposits into retail certificates of deposit due to increased interest rates during 2005. The 2004 deposit growth can be attributed to both internal growth as well as acquisition growth associated with the Wisconsin State Bank acquisition. At the time of the acquisition, Wisconsin State Bank had $80.0 million of deposits. The following table sets forth the average amount of and the average rate paid by the banks on deposits by deposit category:

	At December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$136,190	0.00%	$119,839	0.00%	$95,351	0.00%
NOW and money market deposits	336,130	1.37	348,342	0.95	294,876	1.26
Savings deposits	136,581	0.97	128,954	0.85	90,723	0.69
Time deposits	472,621	3.12	354,332	2.38	283,156	2.58

Total	$1,081,522	1.91%	$951,467	1.35%	$764,106	1.52%

     Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 2005, are summarized as follows:

Amount at
December 31, 2005
(Dollars in Thousands)
Three months or less	$36,199
Over three months through 6 months	55,486
Over six months through 12 months	35,724
Over twelve months	93,896

Total	$221,305

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
     The following table shows outstanding amounts of borrowings together with the weighted average interest rates, at the dates indicated.

	At December 31,
	2005		2004		2003
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Federal Funds purchased	$27,297	3.97%	$51,142	2.59%	$24,500	1.29%
Securities sold under agreements to repurchase	247	0.86	19	0.85	1,588	1.27
Other short-term borrowings	16,788	4.96	10,161	3.92	7,919	2.54
Long-term borrowings	101,107	3.84	111,054	3.55	72,346	4.00
Junior subordinated debt owed to unconsolidated trusts	46,394	7.37	46,394	6.16	36,084	6.30

	$191,833	4.93%	$218,770	3.90%	$142,437	4.00%

     The following table shows the maximum amounts outstanding of borrowings for the periods indicated.

	For the year ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Federal Funds purchased	$71,210	$51,142	$24,500
Securities sold under agreements to repurchase	247	2,424	8,425
Other short-term borrowings	18,416	13,770	16,222
Long-term borrowings	123,893	112,467	83,879
Junior subordinated debt owed to unconsolidated trusts	46,394	46,394	36,084

	$260,160	$226,197	$169,110

     The following table shows for the periods indicated the daily average amount outstanding for the categories of borrowings, and the weighted average rates.

	For the year ended December 31,
	2005		2004		2003
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Federal Funds purchased	$46,975	3.24%	$29,757	1.72%	$7,245	1.57%
Securities sold under agreements to repurchase	127	0.86	804	1.25	5,059	1.28
Other short-term borrowings	12,391	4.96	9,859	3.23	11,124	2.70
Long-term borrowings	112,074	3.83	96,617	3.67	69,300	3.71
Junior subordinated debt owed to unconsolidated trusts	46,394	6.80	38,690	6.19	19,073	6.06

	$217,961	4.41%	$175,727	3.86%	$111,801	3.77%

     Capital Resources and Adequacy
     Stockholders’ equity increased from $91.7 million at December 31, 2004 to $93.2 million at December 31, 2005. The component changes in stockholders’ equity consist of net income of $5.1 million, a net decrease of $1.9 million in accumulated other comprehensive income, sale of treasury stock of $783,000, exercise of stock options of $135,000, less payments of dividends to shareholders of $2.7 million.
     Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percent of total assets and total capital as a percent of risk-based assets. The minimum core capital requirement ranges from 3% to 5% of total assets, depending upon the Federal Reserve Board’s determination of the financial institution’s strength. Similar capital guidelines are also established for our individual banking subsidiaries. Most financial institutions are required to meet a minimum core capital requirement of 4% or more of total assets. The regulations assign risk weightings to assets and off-balance sheet items and require minimum risk-based capital ratios. Bank holding companies generally are required to have total capital equal to not less than 8% of risk weighted assets. Core capital consists principally of shareholders’ equity less intangibles, while qualifying total capital consists of core capital, portions of trust preferred securities and a portion of the reserve for loan losses. As of December 31, 2005, we had a total capital to risk weighted assets ratio of 10.04%, and Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank Financial, Fortress Bank, Fortress Bank of Cresco, Fortress Bank Minnesota, The Reedsburg Bank and Wisconsin State Bank had total capital to risk weighted assets ratios of 10.61%, 11.72%, 10.75%, 10.32%, 10.50%, 11.49%, 13.57%, 10.65% and 15.30%, respectively. These ratios are above the 2005 minimum requirements established by regulatory agencies to be well-capitalized.
     Merchants and Manufacturers Statutory Trust I, II, III, IV and V (the “Trusts”), wholly-owned subsidiaries, were capitalized for the purpose of issuing Trust Preferred securities. In accordance with Federal Reserve Board regulations in effect at December 31, 2005, the Corporation is allowed, for regulatory purposes, to include $31.5 million of the trust preferred securities issued by the Trusts in Tier 1 capital, with the remaining $13.5 million included in Tier II capital. In March 2005, the Federal Reserve Board issued final regulations, which become effective March 31, 2009. If those regulations had been in effect at December 31, 2005, the Corporation would have been allowed to include approximately $18.4 million of the securities in Tier 1 capital and the remainder in Tier II capital. The Corporation would exceed all regulatory minimum capital ratios if the regulations that are to take effect were in place as of December 31, 2005.
     For a summary of the banks’ regulatory capital ratios at December 31, 2005, please see Note 17 to Consolidated Financial Statements.
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
Liquidity and Capital Resources
     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. We had liquid assets of $46.8 million and $44.3 million on December 31, 2005 and December 31, 2004, respectively. Management believes liquidity and capital levels are adequate at December 31, 2005.

     Our liquidity, represented by cash and cash equivalents, is a product of our operating activities, investing activities and financing activities. These activities are summarized below:

	For the year ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Cash and cash equivalents at beginning of period	$44,270	$47,655	$61,755
Operating activities:
Net income	5,098	4,002	8,228
Adjustments to reconcile net income to net cash provided by operating activities	9,479	4,511	1,397

Net cash provided by operating activities	14,577	8,513	9,625
Net cash used in investing activities	(109,783)	(118,676)	(109,462)
Net cash provided by financing activities	97,714	106,778	85,737

Increase (decrease) in cash and cash equivalents	2,508	(3,385)	(14,100)

Cash and cash equivalents at end of period	$46,778	$44,270	$47,655

     Net cash was provided by operating activities during the years ended December 31, 2005, 2004 and 2003 primarily as a result of normal ongoing business operations. The non-cash items, such as the provisions for loan losses and depreciation and the net amortization of premiums, also contributed to net cash provided by operating activities during these periods.
     Liquidity is also necessary at the parent company level. The parent company’s primary source of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $10.9 million, $8.3 million and $7.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, and will continue to be the parent company’s main source of long-term liquidity. The dividends from our banks were sufficient to pay cash dividends to our shareholders of $2.7 million, $2.5 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the parent company had $20.0 million in lines of credit with unaffiliated banks available, with a $15.0 million balance outstanding.
     The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2005.

	Time deposits	Long-term debt(1)	Operating leases	Total
	(Dollars in Thousands)
2006	$296,545	$25,281	$922	$322,748
2007	97,992	26,750	583	125,325
2008	43,184	31,441	566	75,191
2009	29,860	11,500	538	41,898
2010	35,608	2,500	391	38,499
Thereafter	—	50,029	—	50,029

Total	$503,189	$147,501	$3,000	$653,690

Commitments to originate mortgage loans				$37,426
Unused lines of credit				$246,194
Standby letters of credit				$12,362

(1)	Long-term debt includes junior subordinated debt owed to unconsolidated trusts
Asset/Liability Management
     Financial institutions are subject to interest rate risk to the extent their interest-bearing liabilities (primarily deposits and borrowings) mature or reprice at different times and on a different basis than their interest-earning assets (consisting primarily of loans and securities). Interest rate sensitivity management seeks to match maturities on assets and liabilities and avoid fluctuating net interest margins while enhancing net interest income during periods of changing interest rates. The difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period is referred to as an interest rate gap. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During periods of rising interest rates, a negative gap tends to adversely affect net interest income while a positive gap tends to result in an increase in net interest income. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income while a positive gap tends to adversely affect net interest income.

     The following table shows the interest rate sensitivity gap for four different time intervals as of December 31, 2005. Certain assumptions regarding prepayment and withdrawal rates are based upon our historical experience, and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of December 31, 2005
	Within	Six to Twelve	One to Five	Over
	Six months	Months	Years	Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$126,808	$73,994	$313,855	$16,461	$531,118
Adjustable-rate mortgage loans	195,642	12,824	36,584	460	245,510

Total mortgage loans	322,450	86,818	350,439	16,921	776,628
Commercial business loans	163,957	22,891	80,298	2,955	270,101
Consumer loans	17,041	6,621	25,594	1,407	50,663
Home equity loans	20,841	2	7,012	686	28,541
Other loans	4,548	147	1,919	1,120	7,734
Mortgage-related securities	7,847	8,979	54,690	18,106	89,622
Fixed rate investment securities and other	906	4,642	28,148	50,321	84,017
Variable rate investment securities and other	28,716	—	—	—	28,716

Total interest-earning assets	$566,306	$130,100	$548,100	$91,516	$1,336,022

Interest-bearing liabilities:
Deposits
Time deposits	$185,465	$111,080	$206,496	$148	$503,189
NOW accounts	6,562	6,562	65,614	30,621	109,359
Savings accounts	8,042	8,110	80,421	37,530	134,103
Money market accounts	27,958	14,423	144,232	67,308	253,921
Short-term borrowings	44,332	—	—	—	44,332
Long-term borrowings	19,286	6,005	72,211	3,605	101,107
Junior subordinated debt owed to unconsolidated trusts	28,352	—	—	18,042	46,394

Total interest-bearing liabilities	$319,997	$146,180	$568,974	$157,254	$1,192,405

Interest-earning assets less interest-bearing liabilities	$246,309	$(16,080)	$(20,874)	$(65,738)	$143,617

Cumulative interest rate sensitivity gap	$246,309	$230,229	$209,355	$143,617

Cumulative interest rate sensitivity gap as a percentage of total assets	16.86%	15.75%	14.33%	9.83%

     At December 31, 2005, our cumulative interest-rate sensitive gap as a percentage of total assets was a positive 16.86% for six month maturities and a positive 15.75% for one-year maturities. Therefore, we are positively gapped and may benefit from rising interest rates.
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

     Our exposure to interest rate risk is reviewed on at least a semi-annual basis by the Asset Liability Management Committee. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net interest income in the event of hypothetical changes in interest rates and interest liabilities. If potential changes to net interest income resulting from hypothetical interest rate swings are not within the limits established by the Asset Liability Management Committee, the asset and liability mix may be adjusted to bring interest rate risk within approved limits.
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
     Along with the analysis of the interest rate sensitivity gap, determining the sensitivity of future earnings to a hypothetical plus 200 basis point rate change or minus 200 basis point rate change can be accomplished through the use of simulation modeling. In addition to the assumptions used to measure the interest rate sensitivity gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12-month period is compared to the pretax income calculated using flat rates. This difference represents our earning sensitivity to a plus 200 basis point rate change or minus 200 basis point change. The table below illustrates these amounts as of December 31, 2005.

	Percent Change in Net Interest Income
Change in Interest Rates	2005	2004
+ 200 basis points	10.70%	8.17%
+ 150 basis points	8.15%	6.12%
+ 100 basis points	5.60%	3.45%
+ 50 basis points	3.05%	0.69%
Base Scenario	0.00%	0.00%
- 50 basis points	(2.06)%	(4.92)%
- 100 basis points	(3.89)%	(6.88)%
- 150 basis points	(6.92)%	(10.90)%
- 200 basis points	(8.91)%	(13.72)%
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
     We determine another component of interest rate risk, fair value at risk, through the technique of simulating the fair value of equity in changing rate environment. This technique involves determining the present value of all contractual asset liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates plus 200 basis point rate change or minus 200 basis point rate change to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 2.4% of our market value as of December 31, 2005.
Item 8. Financial Statements and Supplementary Data
     The consolidated balance sheets of the Corporation and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2005 are attached. Selected quarterly financial data is included in Item 6.

Report of Independent Registered Public Accounting Firm
   on Internal Control over Financial Reporting
To the Audit Committee of the Board of Directors
Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
New Berlin, Wisconsin
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Merchants and Manufacturers Bancorporation, Inc. and subsidiaries (the Corporation) did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), because of the effect of the material weakness in internal control over loan underwriting and approval at one subsidiary bank. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the corporation’s internal control over financial reporting based on our audit.
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
A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.
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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.
The Corporation’s controls over loan underwriting and approval at one subsidiary bank did not operate effectively, enabling the Chief Lending Officer at that bank to operate outside of prescribed bank lending policies and procedures. As a result, the Corporation was not able to identify problem loans and provide adequate provisions for loan losses on a timely basis. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 14, 2006 on those statements.
In our opinion, management’s assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives on the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ McGladrey & Pullen, LLP
Madison, Wisconsin
March 14, 2006

Report of Independent Registered Public Accounting Firm
  on Consolidated Financial Statements
To the Board of Directors
Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
New Berlin, Wisconsin
We have audited the accompanying consolidated balance sheets of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an opinion that the Corporation had not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ McGladrey & Pullen, LLP
Madison, Wisconsin
March 14, 2006
McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

Assets	2005	2004
	(Dollars In Thousands, Except
	Share and Per Share Amounts)
Cash and Due From Banks (Note 3)	$39,551	$33,839
Interest Bearing Deposits in Banks	863	1,178
Federal Funds Sold	6,364	9,253

Cash and cash equivalents	46,778	44,270

Available-for-Sale Securities (Note 4)	173,639	172,564
Loans, less allowance for loan losses of $13,051 and $10,622 at December 31, 2005 and 2004, respectively (Note 5 and Note 9)	1,120,616	1,028,059
FHLB Stock	20,416	19,649
Premises and Equipment (Note 6)	33,565	30,355
Goodwill (Note 7)	31,983	31,885
Intangible Assets (Note 7)	3,268	3,829
Accrued Interest Receivable	6,875	5,419
Other Assets	21,808	21,035

Total assets	$1,458,948	$1,357,065

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$159,591	$148,482
Interest bearing	1,000,572	884,564

Total deposits (Note 8)	1,160,163	1,033,046
Short-term borrowings (Note 9)	44,332	61,322
Long-term borrowings (Note 9)	101,107	111,054
Junior subordinated debt owed to unconsolidated trusts (Note 10)	46,394	46,394
Accrued interest payable	3,631	1,944
Other liabilities	10,096	11,566

Total liabilities	1,365,723	1,265,326

Commitments and Contingent Liabilities (Note 15)

Stockholders’ Equity (Note 17)
Preferred stock, $1.00 par value; 250,000 shares authorized, shares issued and shares outstanding — none	—	—
Common stock $1.00 par value; 25,000,000 shares authorized; shares issued: 3,770,251 - 2005 and 2004; shares outstanding: 3,701,621 - 2005; 3,674,054 - 2004	3,770	3,770
Additional paid-in capital	53,614	53,421
Retained earnings	38,928	36,486
Accumulated other comprehensive income (loss)	(1,369)	505
Treasury stock, at cost (68,630 shares - 2005; 96,197 shares - 2004)	(1,718)	(2,443)

Total stockholders’ equity	93,225	91,739

Total liabilities and stockholders’ equity	$1,458,948	$1,357,065

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
	(Dollars In Thousands, Except Per Share Amounts)
Interest and dividend income:
Interest and fees on loans	$69,713	$55,110	$45,368
Interest and dividends on securities:
Taxable	1,617	1,671	2,080
Tax-exempt	2,433	1,876	1,410
Interest on mortgage-backed securities	3,534	3,176	1,988
Interest on interest bearing deposits in banks and federal funds sold	246	155	204

Total interest and dividend income	77,543	61,988	51,050

Interest expense:
Interest on deposits	20,649	12,853	11,659
Interest on short-term borrowings	2,171	838	479
Interest on long-term borrowings	4,294	3,546	2,578
Interest on junior subordinated debt owed to unconsolidated trusts	3,154	2,396	1,155

Total interest expense	30,268	19,633	15,871

Net interest income	47,275	42,355	35,179

Provision for loan losses (Note 5)	3,951	1,793	1,311

Net interest income after provision for loan losses	43,324	40,562	33,868

Noninterest income:
Service charges on deposit accounts	4,229	3,566	2,649
Service charges on loans	3,362	2,154	2,565
Securities gains, net	—	191	360
Gain on sale of loans, net	366	494	1,859
Net gain on sale of premises and equipment	286	158	2
Tax fees, brokerage and insurance commissions	1,651	1,547	1,165
Other	4,020	3,427	2,563

Total noninterest income	13,914	11,537	11,163

Noninterest expenses:
Salaries and employee benefits	28,137	24,646	18,655
Premises and equipment	7,119	6,387	4,079
Data processing fees	3,464	2,296	1,193
Data processing conversions	—	573	—
Marketing and business development	2,261	2,321	1,509
System installations	—	830	—
Sarbanes-Oxley implementation	—	783	—
Other	8,917	8,003	7,300

Total noninterest expenses	49,898	45,839	32,736

Income before income taxes	7,340	6,260	12,295

Income taxes (Note 14)	2,242	2,258	4,067

Net income	$5,098	$4,002	$8,228

Basic earnings per share	$1.39	$1.16	$2.58

Diluted earnings per share	$1.38	$1.15	$2.56

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2005, 2004, and 2003

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars In Thousands, Except Share and Per Share Amounts)
Balance at December 31, 2002	$2,977	$26,308	$41,489	$1,448	$2,893	$69,329

Comprehensive income:
Net income	—	—	8,228	—	—	8,228
Change in net unrealized gains on available-for-sale securities	—	—	—	(789)	—	(789)
Reclassification adjustment for gains included in net income	—	—	—	(360)	—	(360)
Income tax effect	—	—	—	364	—	364

Total comprehensive income						7,443

Issuance of 146,792 shares of stock for acquisition	147	5,249	—	—	—	5,396
Sale of 159 shares of treasury stock	—	—	—	—	5	5
Purchase of 25 shares of treasury stock	—	—	—	—	(1)	(1)
Stock dividend	312	12,169	(12,497)	—	—	(16)
Cash dividends paid — $0.69 per share	—	—	(2,213)	—	—	(2,213)
Exercise of stock options	—	(35)	—	—	66	31

Balance at December 31, 2003	3,436	43,691	35,007	663	(2,823)	79,974

Comprehensive income:
Net income	—	—	4,002	—	—	4,002
Change in net unrealized gains on available-for-sale securities	—	—	—	(80)	—	(80)
Reclassification adjustment for gains included in net income	—	—	—	(191)	—	(191)
Income tax effect	—	—	—	113	—	113

Total comprehensive income						3,844

Issuance of 334,200 shares of stock for acquisition	334	9,854	—	—	—	10,188
Cash dividends paid — $0.72 per share	—	—	(2,523)	—	—	(2,523)
Exercise of stock options	—	(124)	—	—	380	256

Balance at December 31, 2004	3,770	53,421	36,486	505	(2,443)	91,739

Comprehensive income:
Net income	—	—	5,098	—	—	5,098
Change in net unrealized gains on available-for-sale securities	—	—	—	(2,880)	—	(2,880)
Income tax effect	—	—	—	1,006	—	1,006

Total comprehensive income						3,224

Cash dividends paid — $0.72 per share	—	—	(2,656)	—	—	(2,656)
Sale of 20,206 shares of treasury stock	—	255	—	—	528	783
Exercise of stock options	—	(62)	—	—	197	135

Balance at December 31, 2005	$3,770	$53,614	$38,928	$(1,369)	$(1,718)	$93,225

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
	(Dollars In Thousands)
Cash Flows From Operating Activities
Net income	$5,098	$4,002	$8,228
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	3,951	1,793	1,311
Depreciation	2,800	2,246	1,681
Amortization and accretion of premiums and discounts, net	673	998	817
Amortization of intangibles	561	588	417
Deferred income taxes	(995)	648	(46)
Securities gains, net	—	(191)	(360)
Gain on sale of loans, net	(366)	(494)	(1,859)
Net gain on sale of premises and equipment	(286)	(158)	(2)
FHLB stock dividend	(876)	—	—
Decrease (increase) in cash surrender value	(295)	960	144
Decrease (increase) in accrued interest receivable	(1,456)	(570)	414
(Decrease) increase in accrued interest payable	1,687	255	(256)
Other, net	1,974	248	(3,037)

Net cash provided by operations before loan originations and sales	12,470	10,325	7,452
Loans originated for sale	(41,934)	(63,742)	(181,297)
Proceeds from sales of loans	44,041	61,930	183,470

Net cash provided by operating activities	14,577	8,513	9,625

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(50,486)	(102,371)	(78,454)
Proceeds from sales of available-for-sale securities	26	14,085	15,093
Proceeds from redemptions and maturities of available-for-sale securities	45,057	82,745	59,701
Net increase in loans	(99,038)	(109,343)	(95,901)
Purchases of premises and equipment, net	(7,241)	(9,751)	(3,195)
Proceeds from sales of premises and equipment	1,517	—	—
Proceeds from sales of other real estate	273	2,261	817
Cash received (paid) in acquisition	—	4,837	(6,405)
(Purchases) redemption of FHLB stock	109	(1,139)	(1,118)

Net cash (used in) investing activities	(109,783)	(118,676)	(109,462)

Cash Flows From Financing Activities
Net increase in deposits	127,117	41,066	61,268
Net increase (decrease) in short-term borrowings	(16,990)	27,315	15,919
Dividends paid	(2,656)	(2,523)	(2,213)
Proceeds from long-term borrowings	49,418	55,354	15,000
Repayment of long-term borrowings	(56,802)	(25,381)	(29,794)
Issuance of junior subordinated debt owed to unconsolidated trusts	—	10,310	25,000
Repayment of acquisition note	(2,563)	—	—
Increase (decrease) in advance payments by borrowers for taxes and	(728)	381	538
Stock dividend	—	—	(16)
Common stock transactions, net	918	256	35

Net cash provided by financing activities	97,714	106,778	85,737

Increase (decrease) in cash and cash equivalents	2,508	(3,385)	(14,100)

Cash and cash equivalents at beginning of year	44,270	47,655	61,755

Cash and cash equivalents at end of year	$46,778	$44,270	$47,655

(Continued)

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
	(Dollars In Thousands)
Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$28,581	$19,106	$16,127
Income taxes paid	1,530	3,581	4,277
Loans transferred to other real estate owned	789	1,612	380

Supplemental Schedules of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on available-for-sale securities, net	$(1,874)	$(158)	$(785)

Acquisitions (Note 2)
Assets acquired:
Cash and cash equivalents	$—	$6,137	$13,956
Available-for-sale securities	—	11,507	24,715
Accrued interest receivable	—	428	587
Loans, net	—	71,878	96,267
FHLB stock	—	2,265	487
Premises and equipment, net	—	2,101	3,693
Other	—	1,628	4,281
Core deposit and other intangibles	—	858	1,291
Excess of cost over fair value of net assets acquired	—	5,203	19,384

	—	102,005	164,661

Liabilities assumed:
Deposits	—	80,032	121,224
Accrued interest payable	—	272	270
Short-term borrowings	—	6,725	—
Long-term borrowings	—	2,010	2,000
Other liabilities	—	1,478	2,312

	—	90,517	125,806

Net assets acquired	$—	$11,488	$38,855

Cash paid	$—	$1,300	$20,361
Note issued	—	—	13,098
Stock issued	—	10,188	5,396

Total price paid	$—	$11,488	$38,855

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Nature of Banking Activities: The consolidated income of Merchants and Manufacturers Bancorporation, Inc. (Merchants or the Corporation) is principally from the income of its wholly owned subsidiaries. The Banks, as defined in the following paragraph, provide a full range of personal and commercial financial services to customers. The Corporation and the Banks are subject to competition from other financial institutions. Merchants and Manufacturers Statutory Trust I, II, III, IV and V (the “Trusts”), also wholly-owned subsidiaries, were capitalized for the purpose of issuing Trust Preferred securities. The Corporation and the Banks are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.
Consolidation: The consolidated financial statements of the Corporation include the accounts of its wholly owned subsidiaries: Lincoln State Bank (Lincoln), Franklin State Bank (Franklin), Grafton State Bank (Grafton), Community Bank Financial (CBF), Fortress Bank of Cresco (Cresco), Fortress Bank (Westby), Fortress Bank Minnesota (Houston), The Reedsburg Bank (Reedsburg), and Wisconsin State Bank (WSB) – collectively referred to as “the Banks,” Lincoln Neighborhood Redevelopment Corp., which provides redevelopment and rehabilitation to certain areas located primarily on the near south side of Milwaukee, Merchants Merger Corp. and Merchants New Merger Corp., which are used to facilitate acquisitions, Community Financial Group Financial Services, Inc., which provides non-insured investment and insurance products to customers of the Banks and Lincoln’s wholly owned subsidiary, M&M Lincoln Investment Corporation, Grafton’s wholly owned subsidiary, GSB Investments, Inc., CBF’s wholly owned subsidiary, CBOC Investments, Inc., Westby’s wholly owned subsidiary, Westby Investment Company, Inc., Reedsburg’s wholly owned subsidiary, Reedsburg Investment Corp., and WSB’s wholly owned subsidiary, Random Lake Investments, Inc., which manage the investment portfolio for the Banks and Community Financial Group Mortgage, Inc., which acts as the Corporation’s mortgage broker. Community Financial Group Financial Services, Inc. also includes the accounts of its wholly owned subsidiaries Community Financial Services, LLC and Keith C. Winters and Associates LTD. The Trusts are not included as they do not meet the criteria for consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions for consolidated subsidiaries have been eliminated in the consolidated financial statements.
Use of Estimates: In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets and the fair value disclosure of financial instruments.
Presentation of Cash Flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks, interest-bearing deposits in banks, and federal funds sold. Cash flows from loans, deposits, and short-term borrowings are treated as net increases or decreases.
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
Mortgage servicing rights are recognized as separate assets when rights are acquired through a sale of loans. Generally, for sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future servicing net income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized mortgage servicing assets are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined be stratifying rights into tranches based upon predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent the fair value is less than the capitalized amount for the tranche. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against service charges on loans.
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
Goodwill: The Corporation’s goodwill includes the excess of cost over the fair value of net assets acquired arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Goodwill is evaluated on an annual basis to determine impairment, if any. No impairment loss was required for the years ended December 31, 2005, 2004 and 2003.
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

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation Plan: At December 31, 2005, the Corporation had a stock-based key officer and employee compensation plan, which is described more fully in Note 11. The Corporation accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The table on the following page illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2005	2004	2003
	(Dollars In Thousands, Except Per Share Data)
Net income, as reported	$5,098	$4,002	$8,228
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6	301	876

Pro forma net income	$5,092	$3,701	$7,352

Earnings per share:
Basic:
As reported	$1.39	$1.16	$2.58
Pro forma	1.38	1.07	2.30
Diluted:
As reported	1.38	1.15	2.56
Pro forma	1.38	1.06	2.29
In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 1.92 percent, 2.07 percent and 1.50 percent; expected price volatility of 21.82 percent, 21.82 percent and 16.66 percent; blended risk-free interest rates of 4.40 percent, 4.15 percent and 2.34 percent; and expected lives of 10 years.
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
Earnings per common share have been computed for the years ended December 31, 2005, 2004 and 2003 based on the following:

	2005	2004	2003
	(Dollars In Thousands, Except Share Amounts)
Net income	$5,098	$4,002	$8,228

Weighted average common shares outstanding	3,688,248	3,464,766	3,190,207
Effect of dilutive options	11,827	13,011	18,376

Weighted average common shares outstanding used to calculate diluted earnings per common share	3,700,075	3,477,777	3,208,583

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
Current Accounting Developments: In December 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123; Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.
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
On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for FAS 123(R), Share-Based Payment. Under the new rule, the Corporation is required to adopt FAS 123(R) beginning January 1, 2006. The Corporation has decided to use the modified prospective method.
Under the modified prospective method compensation cost will be recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. Adoption of this standard is not expected to materially affect the results of operations or financial position of the Corporation.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies (Continued)
In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Abstracts, Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP is required to be applied to reporting periods beginning after December 15, 2005. The Corporation does not expect adoption to have a material impact on the consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. For the Corporation this Statement is effective for calendar year 2006 and early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.
Note 2. Business Combinations
On August 12, 2004, the Corporation acquired Random Lake Bancorp, Ltd. (Random Lake) and its wholly owned subsidiary, Wisconsin State Bank (WSB). The purchase price for Random Lake was $11.5 million including $1.3 million in cash and 334,200 shares of Merchants common stock valued at $10.2 million based on a $30.50 per share price. At the date of the acquisition Random Lake had assets of $102.3 million, loans of $72.9 million and deposits of $80 million. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the Corporation’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired of approximately $5.2 million has been recorded as goodwill.
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
The unaudited pro forma results of operations, which follow, assume that the Reedsburg acquisition had occurred on January 1, 2003 and that the Reedsburg and WSB acquisitions had occurred on January 1, 2004. In addition to combining the historical results of operations, the pro forma calculations include purchase accounting adjustments related to the acquisition. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 2. Business Combinations (Continued)
Unaudited pro forma consolidated results of operations for the year ended December 31, 2004 as though WSB had been acquired January 1, 2004 are as follows:

2004
(Dollars In Thousands,
Except Per Share Amounts)
Net interest income	$44,623

Net income	$4,582

Basic earnings per common share	$1.25

Diluted earnings per common share	$1.24

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the Reedsburg acquisition actually taken place as of January 1, 2003, and the WSB and Reedsburg acquisitions actually taken place as of January 1, 2004, or results that may occur in the future.
Note 3. Cash and Due From Banks
The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements approximated $6.9 million and $5.8 million at December 31, 2005 and 2004, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Available-for-Sale Securities
Amortized costs and fair values of available-for-sale securities as of December 31, 2005 and 2004 are summarized as follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars In Thousands)
U.S. treasury and other U.S. government agency securities	$12,366	$—	$(240)	$12,126
State and political subdivisions	72,143	397	(808)	71,732
Corporate bonds	50	—	—	50
Collateralized mortgage obligations	55,402	17	(1,265)	54,154
Mortgage-backed securities	35,784	82	(289)	35,577

	$175,745	$496	$(2,602)	$173,639

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars In Thousands)
U.S. treasury and other U.S. government agency securities	$10,208	$34	$(68)	$10,174
State and political subdivisions	67,467	1,000	(170)	68,297
Corporate bonds	75	—	—	75
Collateralized mortgage obligations	51,578	129	(413)	51,294
Mortgage-backed securities	42,462	339	(77)	42,724

	$171,790	$1,502	$(728)	$172,564

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Available-for-Sale Securities (Continued)
Information pertaining to securities with gross unrealized losses and their fair values at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars In Thousands)
December 31, 2005
U.S. treasury and other U.S. government agency securities	$7,956	$(179)	$3,665	$(61)	$11,621	$(240)
State and political subdivisions	34,480	(656)	11,757	(152)	46,237	(808)
Collateralized mortgage obligations	22,042	(887)	29,617	(378)	51,659	(1,265)
Mortgage-backed securities	8,628	(248)	10,655	(41)	19,283	(289)

Total temporarily impaired securities	$73,106	$(1,970)	$55,694	$(632)	$128,800	$(2,602)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars In Thousands)
December 31, 2004
U.S. treasury and other U.S. government agency securities	$1,282	$(18)	$3,624	$(50)	$4,906	$(68)
State and political subdivisions	13,065	(158)	1,225	(12)	14,290	(170)
Collateralized mortgage obligations	21,572	(277)	14,046	(136)	35,618	(413)
Mortgage-backed securities	11,530	(47)	4,507	(30)	16,037	(77)

Total temporarily impaired securities	$47,449	$(500)	$23,402	$(228)	$70,851	$(728)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2005 and 2004, unrealized losses on debt securities are generally due to changes in interest rates and as such, are considered by the Corporation to be temporary.
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

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Available-for-Sale Securities (Continued)
The amortized cost and fair value of available-for-sale securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities in mortgage-related securities, and collateralized mortgage obligations since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following summary:

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$5,386	$5,389
Due after one year through five years	28,435	28,149
Due after five years through ten years	36,084	35,860
Due after ten years	14,654	14,510

	84,559	83,908
Collateralized mortgage obligations	55,402	54,154
Mortgage-backed securities	35,784	35,577

	$175,745	$173,639

Proceeds from sales of available-for-sale securities during the years ended December 31, 2005, 2004 and 2003, were $26,000, $14.1 million, and $15.1 million, respectively. Gross gains of approximately zero, $204,000, and $360,000, were recorded on those sales for the years ended December 31, 2005, 2004, and 2003, respectively. Gross losses of approximately zero, $13,000, and zero, were also recorded in the years ended December 31, 2005, 2004, and 2003, respectively.
Securities with a fair value of approximately $67.6 million and $58.9 million at December 31, 2005 and 2004, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans
Major classifications of loans are as follows:

	December 31,
	2005	2004
	(Dollars In Thousands)
First mortgage:
Conventional single-family residential	$167,745	$142,926
Commercial and multi-family residential	474,840	436,612
Construction	81,651	76,267
Farmland	52,392	55,710

	776,628	711,515

Commercial business loans	270,101	240,575
Consumer and installment loans	50,663	49,136
Home equity loans	28,541	26,592
Other	7,734	10,863

	357,039	327,166

Less: Allowance for loan losses	(13,051)	(10,622)

Loans, net	$1,120,616	$1,028,059

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003 are presented as follows:

	December 31,
	2005	2004	2003
	(Dollars In Thousands)
Balance at beginning of year	$10,622	$9,136	$7,663
Increase due to acquisition	—	999	1,203
Provisions charged to expense	3,951	1,793	1,311
Recoveries	867	419	390
Charge-offs	(2,389)	(1,725)	(1,431)

Balance at end of year	$13,051	$10,622	$9,136

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans (Continued)
The following is a summary of information pertaining to impaired loans:

	December 31,
	2005	2004
	(Dollars In Thousands)
Impaired loans for which an allowance has been provided	$13,543	$3,068
Impaired loans for which no allowance has been provided	—	2,562

Total loans determined to be impaired	$13,543	$5,630

Allowance provided for impaired loans, included in the allowance for loan losses	$3,662	$1,385

	Years Ended December 31,
	2005	2004	2003
	(Dollars In Thousands)
Average investment in impaired loans	$7,003	$5,842	$4,645

Nonaccruing loans totaled approximately $5.2 million and $8.9 million as of December 31, 2005 and 2004, respectively. Interest income in the amount of approximately $442,000, $538,000, and $613,000, would have been earned on the nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2005, 2004, 2003, respectively. The interest collected on nonaccrual loans and impaired loans included in income for the years ended December 31, 2005, 2004, and 2003 was approximately $241,000, $442,000, and $368,000, respectively.
Certain directors and executive officers of the Corporation, and their related interests, had loans outstanding in the aggregate amounts of approximately $42.2 million and $37.5 million at December 2005 and 2004, respectively. During 2005, approximately $15.1 million of new loans were made and repayments totaled approximately $10.4 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than normal risks of collectibility or present other unfavorable features.
The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, were approximately $344.3 million and $343.6 million at December 31, 2005 and 2004, respectively. Mortgage servicing rights, which are included with other assets, were approximately $1.9 million and $2.0 million, respectively, at December 31, 2005 and 2004. The fair value of the servicing rights was determined using a discount rate of 10 percent, prepayment speeds ranging from 1 percent to 8 percent, depending upon the stratification of the specific right, and a weighted average default rate of zero percent. The carrying value of these mortgage-servicing rights approximates fair market values as of December 31, 2005 and 2004, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans (Continued)
The following summarizes the activity pertaining to mortgage servicing rights:

	Years Ended December 31,
	2005	2004	2003
	(Dollars In Thousands)
Balance at beginning of year	$1,991	$1,712	$703
Mortgage servicing rights capitalized	798	1,064	1,542
Mortgage servicing rights amortized	(861)	(785)	(533)

Balance at end of year	$1,928	$1,991	$1,712

Note 6. Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation, and are summarized as follows:

	December 31,
	2005	2004
	(Dollars In Thousands)
Land	$4,740	$4,767
Office buildings and improvements	30,151	26,085
Furniture and equipment	19,792	18,077

	54,683	48,929
Less: accumulated depreciation	(21,118)	(18,574)

	$33,565	$30,355

Note 7. Goodwill and Intangible Assets
The Corporation’s goodwill includes the excess of cost over fair value of net assets acquired arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. The changes in the carrying amount of goodwill for the year ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(Dollars In Thousands)
Balance at beginning of year	$31,885	$26,682
Goodwill acquired during year	98	5,203

Balance at end of year	$31,983	$31,885

In accordance with the provisions of SFAS No. 142, goodwill related to acquisitions is not being amortized, but is evaluated annually for impairment. Any impairment in goodwill would be recognized against income in the period of impairment.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7. Goodwill and Intangible Assets (Continued)
Intangible assets consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(Dollars In Thousands)
Core deposit intangibles	$4,301	$4,301
Other intangibles	563	563

	4,864	4,864
Less: accumulated amortization	(1,596)	(1,035)

Intangible assets, net	$3,268	$3,829

The Corporation’s intangible assets include the value of ongoing customer relationships (core deposit and other intangibles) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. For the years ended December 31, 2005 and 2004, the Corporation acquired $0 and $858,000 of core deposit intangibles, respectively.
In accordance with the provisions of SFAS No. 142, core deposit intangibles of $4.3 million are being amortized over a 10 year period. Other intangibles of $563,000 are being amortized over a 16-year period. Core deposit and other intangible assets are periodically reviewed for impairment. Any impairment in the core deposit intangibles or other intangibles would be recognized against income in the period of impairment.
Amortization of core deposit intangibles was approximately $526,000, $553,000 and $394,000 during the years ended December 31, 2005, 2004, and 2003, respectively. For the years ended December 31, 2005, 2004, and 2003, amortization of other intangibles was approximately $35,000, $35,000, and $23,000, respectively. Estimated aggregate amortization expenses for the core deposit and other intangibles for the next five years are as follows:

Years Ending December 31,
(Dollars in Thousands)
2006	$464
2007	407
2008	395
2009	395
2010	395

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 8. Deposits
Deposits consisted of the following as of December 31:

	2005	2004
	(Dollars In Thousands)
Negotiable Order of Withdrawal (NOW) accounts:
Non-interest bearing	$159,591	$148,482
Interest-bearing	109,359	98,723
Savings deposits	134,103	131,513
Money market investment accounts	253,921	258,852
Time deposits and certificate accounts	503,189	395,476

	$1,160,163	$1,033,046

The time deposits and certificate accounts category above includes approximately $85.2 million and $16.6 million of brokered deposits at December 31, 2005 and 2004, respectively. At December 31, 2005, original maturities of brokered deposits range from one to five years.
The scheduled maturities of time deposits and certificate accounts at December 31, 2005 are as follows:

Years Ending December 31,
(Dollars in Thousands)
2006	$296,545
2007	97,992
2008	43,184
2009	29,860
2010	35,608

$503,189

At December 31, 2005 and 2004, time deposits and certificate accounts with balances greater than $100,000 amounted to approximately $221.3 million and $123.6 million, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 9. Borrowings
Short-term and long-term borrowings consisted of the following at December 31:

	Weighted Average
	Interest Rate
	December 31		Matures in fiscal	December 31
Description	2005	2004	year ended	2005	2004
				(Dollars In Thousands)
Short-term borrowings:
Federal funds purchased	3.97%	2.59%	Daily overnight	$27,297	$51,142

Federal Reserve Bank Treasury, tax & loan advances	—	—	Daily overnight	569	364

Securities sold under agreements to repurchase		0.85	2005	—	19
	0.86		2006	247	—

Lines of credit with unaffiliated banks		3.99	2005	—	9,797
	4.96		2006	16,219	—

Total short-term borrowings				$44,332	$61,322

Long-term borrowings:
Acquisition notes payable	5.35	5.35	2008	7,691	10,254

Advances from Federal Home Loan Bank of Chicago		2.85	2005	—	27,655
	3.29	3.02	2006	25,281	16,000
	3.31	3.17	2007	26,750	22,250
	4.20	4.17	2008	23,750	20,250
	3.90	3.74	2009	11,500	9,000
	5.02	5.05	2010 and after	6,135	5,645

Total long-term borrowings				$101,107	$111,054

Total borrowings				$145,439	$172,376

Securities sold under agreements to repurchase generally mature within 120 days.
Information concerning federal funds purchased is summarized as follows:

	2005	2004
	(Dollars In Thousands)
Average daily balance during the year	$46,930	$29,757
Average daily interest rate during the year	3.24%	1.71%
Maximum month-end balance during the year	$71,210	$51,142
Weighted average rate as of December 31	3.97%	2.59%

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 9. Borrowings (Continued)
The Corporation has an unsecured line of credit with a maximum borrowing amount of $20 million from a third-party lender which expires May 25, 2006. At December 31, 2005 and 2004, the Corporation had $15.0 million and $7.0 million, respectively, outstanding on the line of credit. Interest is payable quarterly at the adjusted interbank rate plus 135 basis points on the first $10 million and at the adjusted interbank rate plus 150 basis points for the second $10 million, as defined in the note agreement. As of December 31, 2005 and 2004, the interest rate is 5.84% and 3.77%, respectively.
At December 31, 2005 and 2004, FHLB borrowings are collateralized by securities with a fair value of approximately $34.3 million and $40.8 million, respectively, and loans receivable with an outstanding balance of approximately $121.6 million and $135.4 million, respectively.
The acquisition notes payable are due in equal annual installments of $2.6 million through 2008.
At December 31, 2005, $7.0 million of the advances from the Federal Home Loan Bank of Chicago due in 2008 are callable quarterly, $5.0 million of the borrowings due in 2010 and after are callable quarterly and $500,000 of the borrowings due in 2010 and after are callable in 2006.
Note 10. Junior Subordinated Debt Owed to Unconsolidated Trusts
Company obligated mandatorily redeemable trust preferred securities consisted of the following as of December 31:

	Trust I	Trust II	Trust III	Trust IV	Trust V
			(Dollars in Thousands)
Date of issuance	November 2002	May 2003	October 2003	October 2003	September 2004

Amount issued	$10,000	$10,000	$7,500	$7,500	$10,000

Rate of interest	3-month LIBOR	8.25%	3-month LIBOR	8.25%	3-month LIBOR
	plus 3.35%		plus 2.95%		plus 2.05%

Fixed/Variable	Variable	Fixed	Variable	Fixed	Variable

Rate of interest as of December 31, 2005	7.88%	8.25%	7.48%	8.25%	6.58%

Date of maturity	November 11, 2032	May 30, 2033	October 15, 2033	October 15, 2033	September 30, 2034

Common equity securities	$310	$310	$232	$232	$310

Debentures issued	$10,310	$10,310	$7,732	$7,732	$10,310

Debt issuance costs	$44	$210	$9	$9	—

Underwriting fees	$300	$300	$169	$169	—
The securities listed above represent preferred beneficial interests in the assets of each Connecticut statutory business trusts. These securities are redeemable, in whole or in part, at the option of the Corporation at any time, after five years. Proceeds from the offerings were used to purchase junior subordinated deferrable interest debentures, as noted in the table above, with interest rates and terms substantially similar to the trust preferred securities. Debt issuance costs and underwriting fees were capitalized related to the offerings and are being amortized over the estimated life of the trust preferred securities. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Corporation’s indebtedness and senior to the Corporation’s capital stock.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Junior Subordinated Debt Owed to Unconsolidated Trusts (Continued)
Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Corporation on a limited basis. The Corporation also entered into an agreement as to expenses and liabilities with the Trust pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the Trust other than those arising under the trust preferred securities. The obligations of the Corporation under the junior subordinated debentures, the related indenture, the trust agreement establishing the Trusts, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the Trusts’ obligations under the trust-preferred securities.
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
Activity in the Incentive Stock Option Plan is summarized in the following table:

		Weighted-	Weighted-
		Average	Average
	Number	Exercise Price	Remaining
	of Shares	Per Share	Contractual Life	Exercisable

Total outstanding at December 31, 2002	68,587	$26.24	4.82	68,587
Stock dividend	6,659
Granted	—
Exercised	(1,990)	$15.15
Forfeited	—

Total outstanding at December 31, 2003	73,256	$24.15	5.20	73,256
Granted	59,422	$40.19
Exercised	(13,735)	$18.60
Forfeited	—
Total outstanding at December 31, 2004	118,943	$32.81	6.24	102,221

Granted	700	$35.00
Exercised	(7,361)	$18.29
Forfeited	—	—

Total outstanding at December 31, 2005	112,282	$33.77	5.72	102,282

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 11. Stock Based Compensation (Continued)
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(In Years)	Price	Exercisable	Price

$15.11	6,143	2.3	$15.11	6,143	$15.11
$25.45 to $28.31	46,017	3.2	$27.95	46,017	$27.95
$30.50 to $35.00	20,700	8.8	$30.65	10,700	$30.79
$45.00 to $46.00	39,422	8.1	$45.11	39,422	$45.11

	112,282			102,282

Note 12. Profit-Sharing and Pension Plan
Profit-Sharing Plan: The Corporation has a 401(k) Profit Sharing Plan and Trust for the benefit of all employees who have attained the age of 18 years. The employee is eligible to participate in the plan the first quarter following the first 30 days of employment. A participating employee may elect to defer a portion of his or her pretax compensation (between 1% and 100% of base compensation, subject to certain limitations, in 1% increments) and contribute this amount to the 401(k) Profit Sharing Plan. Deferrals of up to 6% of compensation which are contributed to a trust set up pursuant to the 401(k) Profit Sharing Plan may be deducted by Merchants for federal income tax purposes. The Corporation’s annual contribution consists of a discretionary matching percentage, limited to 1% of employee compensation, and an additional discretionary amount which is determined annually by the Board of Directors. Employees are fully vested after one year of service in all amounts contributed to their account under matching and discretionary contributions made by the Corporation. The Corporation’s contributions for 2005, 2004, and 2003, were approximately $802,000, $515,000, and $437,000, respectively.
Pension Plan: The Corporation had a non-contributory defined contribution pension plan covering substantially all employees of the Cresco, Westby and Houston banks. In 2005 the pension plan was terminated and all of the assets were transferred into the Corporation’s 401(k) Profit Sharing Plan and Trust. Total pension expense was approximately $258,000 and $206,000 during 2004 and 2003, respectively.
Note 13. Salary Continuation Agreement
The Corporation has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee’s retirement or death which is being accrued over the anticipated remaining period of employment. Expense recognized for future benefits under these agreements totaled approximately $200,000, $373,000 and $183,000, during 2005, 2004, and 2003, respectively.
Although not part of the agreement, the Corporation purchased insurance on the lives of the officers which could provide funding for the payment of benefits. Included in other assets is approximately $3.0 million of related cash surrender value of life insurance as of December 31, 2005 and 2004, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Income Taxes
The provision for income taxes consisted of the following:

	December 31,
	2005	2004	2003
	(Dollars In Thousands)
Current	$3,237	1,610	$4,113
Deferred	(995)	648	(46)

	$2,242	$2,258	$4,067

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2005		2004		2003
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars In Thousands)
Computed “expected” tax expense	$2,569	35.0%	$2,191	35.0%	$4,303	35.0%
Effect of graduated tax rates	(73)	(1.0)	(63)	(1.0)	(123)	(1.0)
State income taxes, net of federal benefit	679	9.3	1,050	16.8	552	4.5
Tax-exempt income, net	(810)	(11.0)	(851)	(13.6)	(643)	(5.2)
Other, net	(123)	(1.7)	(69)	(1.1)	(22)	(0.2)

	$2,242	30.5%	$2,258	36.1%	$4,067	33.1%

The net deferred tax assets included with other assets in the accompanying consolidated balance sheets include the following amounts:

	December 31,
	2005	2004
	(Dollars In Thousands)
Deferred tax assets:
Allowance for loan losses	$5,022	$3,870
Net operating loss carryforwards	2,608	2,073
Deferred compensation	1,637	1,423
Unrealized loss on available-for-sale securities	735
Other assets	852	1,023

Total deferred tax assets	10,854	8,389
Valuation allowance	(2,608)	(2,073)

	8,246	6,316

Deferred tax liabilities:
Depreciation	(1,385)	1,313
Purchase accounting	(1,871)	2,126
Unrealized gain on available-for-sale securities	—	268
Other liabilities	(3,375)	2,992

Total deferred tax liabilities	(6,631)	6,699

Net deferred tax asset (liability)	$1,615	$(383)

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Income Taxes (Continued)
At December 31, 2005 and 2004, deferred tax assets include approximately $49.9 million and $39.7 million of various state net operating loss carry forwards respectively, which begin to expire in 2006 and are reduced by the valuation allowance to the extent full realization is in doubt.
Note 15. Commitments and Contingent Liabilities
Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Corporation’s consolidated financial statements.
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
Off-balance-sheet financial instruments, whose contracts represented credit and/or interest rate risk at December 31, 2005 and 2004, are as follows:

	December 31,
	2005	2004
	(Dollars In Thousands)
Commitments to originate mortgage loans	$37,426	$20,104

Unused lines of credit:
Commercial business	193,581	144,647
Home equity	31,582	21,935
Credit cards	21,031	18,865

Standby letters of credit	12,362	12,574
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
Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, equipment, and income-producing commercial properties. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2005 and 2004, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Commitments and Contingent Liabilities (Continued)
The Corporation has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $492,000 and $2.2 million as of December 31, 2005 and 2004, respectively. These amounts are included in total loans at the respective balance sheet dates.
Various subsidiary banks of the Corporation have entered into noncancelable leases for certain branch facilities. The following is a schedule of future minimum rental payments required under the noncancelable lease agreements:

Years Ending December 31,
(Dollars in Thousands)
2006	922
2007	583
2008	566
2009	538
2010	391

$3,000

Note 16. Concentration of Credit Risk
The Corporation and the Banks current policy is not to engage in the use of interest-rate swaps, futures, or option contracts.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation and Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized all the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table on the following page. There are no conditions or events since that notification that management believes have changed the Corporation’s or Banks’ classification as of December 31, 2005.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 17. Regulatory Capital Requirements and Restrictions of Dividends (Continued)
The Corporation’s and Banks’ actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the following tables.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2005
Total capital (to risk -weighted assets):
Consolidated	$117,201	10.04%	$93,351	8.00%	$116,689	N/A
Lincoln State Bank	42,588	10.61	32,119	8.00	40,149	10.00%
Franklin State Bank	9,351	11.72	6,385	8.00	7,981	10.00
Grafton State Bank	16,127	10.75	11,998	8.00	14,998	10.00
Community Bank Financial	7,908	10.32	6,130	8.00	7,662	10.00
Fortress Bank	13,630	10.50	10,384	8.00	12,980	10.00
Fortress Bank of Cresco	6,468	11.49	4,505	8.00	5,631	10.00
Fortress Bank Minnesota	5,463	13.57	3,220	8.00	4,025	10.00
The Reedsburg Bank	15,968	10.65	12,000	8.00	15,000	10.00
Wisconsin State Bank	10,197	15.30	5,330	8.00	6,663	10.00

Tier 1 capital (to risk -weighted assets):
Consolidated	$90,681	7.77%	$46,676	4.00%	$70,014	N/A
Lincoln State Bank	39,306	9.79	16,060	4.00	24,089	6.00%
Franklin State Bank	8,352	10.46	3,192	4.00	4,789	6.00
Grafton State Bank	14,932	9.96	5,999	4.00	8,999	6.00
Community Bank Financial	7,273	9.49	3,065	4.00	4,597	6.00
Fortress Bank	11,981	9.23	5,192	4.00	7,788	6.00
Fortress Bank of Cresco	5,942	10.55	2,252	4.00	3,378	6.00
Fortress Bank Minnesota	4,976	12.36	1,610	4.00	2,415	6.00
The Reedsburg Bank	14,719	9.81	6,000	4.00	9,000	6.00
Wisconsin State Bank	9,393	14.10	2,665	4.00	3,998	6.00

Tier 1 capital (to average assets):
Consolidated	$90,681	6.37%	$56,932	4.00%	$71,165	N/A
Lincoln State Bank	39,306	8.38	18,771	4.00	23,463	5.00%
Franklin State Bank	8,352	9.46	3,532	4.00	4,415	5.00
Grafton State Bank	14,932	7.95	7,517	4.00	9,396	5.00
Community Bank Financial	7,273	8.01	3,631	4.00	4,538	5.00
Fortress Bank	11,981	7.09	6,755	4.00	8,444	5.00
Fortress Bank of Cresco	5,942	8.14	2,920	4.00	3,650	5.00
Fortress Bank Minnesota	4,976	9.30	2,139	4.00	2,674	5.00
The Reedsburg Bank	14,719	7.99	7,372	4.00	9,215	5.00
Wisconsin State Bank	9,393	11.03	3,405	4.00	4,256	5.00

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 17. Regulatory Capital Requirements and Restrictions of Dividends (Continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2004
Total capital (to risk -weighted assets):
Consolidated	$110,946	10.14%	$87,560	8.00%	$109,450	N/A
Lincoln State Bank	38,766	10.02	30,942	8.00	38,678	10.00%
Franklin State Bank	9,512	11.42	6,662	8.00	8,328	10.00
Grafton State Bank	15,806	11.55	10,951	8.00	13,689	10.00
Community Bank Financial	7,935	10.51	6,039	8.00	7,549	10.00
Fortress Bank	11,948	11.18	8,550	8.00	10,687	10.00
Fortress Bank of Cresco	6,417	12.72	4,037	8.00	5,046	10.00
Fortress Bank Minnesota	5,281	12.45	3,394	8.00	4,242	10.00
The Reedsburg Bank	14,119	11.11	10,168	8.00	12,710	10.00
Wisconsin State Bank	8,768	12.27	5,716	8.00	7,146	10.00

Tier 1 capital (to risk -weighted assets):
Consolidated	$85,735	7.83%	$43,780	4.00%	$65,670	N/A
Lincoln State Bank	35,445	9.16	15,471	4.00	23,207	6.00%
Franklin State Bank	8,470	10.17	3,331	4.00	4,997	6.00
Grafton State Bank	14,719	10.75	5,475	4.00	8,213	6.00
Community Bank Financial	7,316	9.69	3,020	4.00	4,529	6.00
Fortress Bank	10,802	10.11	4,275	4.00	6,412	6.00
Fortress Bank of Cresco	5,846	11.59	2,018	4.00	3,028	6.00
Fortress Bank Minnesota	4,751	11.20	1,697	4.00	2,545	6.00
The Reedsburg Bank	12,919	10.16	5,084	4.00	7,626	6.00
Wisconsin State Bank	7,872	11.02	2,858	4.00	4,287	6.00

Tier 1 capital (to average assets):
Consolidated	$85,735	6.62%	$51,835	4.00%	$64,793	N/A
Lincoln State Bank	35,445	8.59	16,506	4.00	20,633	5.00%
Franklin State Bank	8,470	9.29	3,645	4.00	4,557	5.00
Grafton State Bank	14,719	8.54	6,897	4.00	8,621	5.00
Community Bank Financial	7,316	8.25	3,545	4.00	4,432	5.00
Fortress Bank	10,802	8.13	5,314	4.00	6,642	5.00
Fortress Bank of Cresco	5,846	8.93	2,619	4.00	3,274	5.00
Fortress Bank Minnesota	4,751	8.73	2,178	4.00	2,723	5.00
The Reedsburg Bank	12,919	8.29	6,233	4.00	7,792	5.00
Wisconsin State Bank	7,872	7.85	4,012	4.00	5,015	5.00

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 17. Regulatory Capital Requirements and Restrictions of Dividends (Continued)
Dividends are paid by the Corporation from funds which are mainly provided by dividends from the Banks. However, federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Banks.
As of December 31, 2005, the subsidiary banks collectively had equity of approximately $147.9 million of which approximately $11.6 million was available for distribution to the Corporation as dividends without prior regulatory approval.
In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.
Note 18. Fair Values of Financial Instruments
FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), requires disclosure of fair value information about financial instruments, whether recognized or not recognized in the balance sheet, for which it is practicable to estimate that value. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
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
Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. Fair values of mortgage loans held for sale is based on commitments on hand from investors or prevailing market prices.
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
Off-balance-sheet instruments: The estimated fair value of fee income on letters of credit at December 31, 2005 and 2004 is insignificant. Loan commitments on which the committed interest rate is less that the current market rate are also insignificant at December 31, 2005 and 2004.
The estimated fair values of the Corporation’s financial instruments are as follows:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars In Thousands)
Financial assets:
Cash and due from banks	$39,551	$39,551	$33,839	$33,839
Interest bearing deposits in banks	863	863	1,178	1,178
Federal funds sold	6,364	6,364	9,253	9,253
Available-for-sale securities	173,639	173,639	172,564	172,564
Loans, net	1,120,616	1,128,574	1,028,059	1,032,960
Accrued interest receivable	6,875	6,875	5,419	5,419
FHLB stock	20,416	20,416	19,649	19,649

Financial liabilities:
Deposits	1,160,163	1,161,451	1,033,046	1,033,069
Short-term borrowings	44,332	44,332	61,322	61,322
Long-term borrowings	101,107	101,191	111,054	111,215
Junior subordinated debt owed to unconsolidated trusts	46,394	53,771	46,394	47,461
Accrued interest payable	3,631	3,631	1,944	1,944

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19. Parent Company Only Condensed Financial Information
Condensed Balance Sheets
(Parent Company Only)

	December 31,
	2005	2004
	(Dollars In Thousands)
Assets
Cash and cash equivalents	$20	$—
Loans receivable	—	85
Investment in subsidiaries	154,098	145,832
Premises and equipment	7,662	8,040
Other assets	3,733	3,346

Total assets	$165,513	$157,303

Liabilities
Short-term borrowings	$14,975	$7,000
Long-term borrowings	7,691	10,254
Junior subordinated debt owed to unconsolidated trusts	46,394	46,394
Other liabilities	3,228	1,916

Total liabilities	72,288	65,564

Stockholders’ equity
Common stock	3,770	3,770
Additional paid-in capital	53,614	53,421
Retained earnings	38,928	36,486
Accumulated other comprehensive income	(1,369)	505
Treasury stock	(1,718)	(2,443)

Total stockholders’ equity	93,225	91,739

Total liabilities and stockholders’ equity	$165,513	$157,303

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19. Parent Company Only Condensed Financial Information (Continued)
Condensed Statements of Income
(Parent Company Only)

	Years Ended December 31,
	2005	2004	2003
	(Dollars In Thousands)
Income:
Interest on loans, including fees	$—	$3	$23
Dividends from subsidiaries	10,862	8,314	7,298
Other	9,635	7,728	2,915

	20,497	16,045	10,236

Expenses:
Salaries and employee benefits	9,007	7,378	3,870
Occupancy	2,120	1,816	1,465
Interest	4,171	3,310	1,419
Other	3,085	5,204	1,669

	18,383	17,708	8,423

Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	2,114	(1,663)	1,813

Income tax benefit	3,014	3,404	1,876

Income before equity in undistributed net income of subsidiaries	5,128	1,741	3,689

Equity in undistributed net income (loss) of subsidiaries	(30)	2,261	4,539

Net income	$5,098	$4,002	$8,228

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19. Parent Company Only Condensed Financial Information (Continued)
Condensed Statements of Cash Flows
(Parent Company Only)

	Years Ended December 31,
	2005	2004	2003
	(Dollars In Thousands)
Cash Flows From Operating Activities
Net income	$5,098	$4,002	$8,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net (income) loss of subsidiaries	30	(2,261)	(4,539)
Depreciation	717	530	156
Gain on sale of premises and equipment	(263)	—	—
Other, net	925	1,537	3,123

Net cash provided by (used in) operating activities	6,507	3,808	6,968

Cash Flows From Investing Activities
Payment for acquisition	—	(1,300)	(20,282)
Net change in loans	85	(85)	500
Capital infusion, subsidiaries	(10,170)	(125)	(8,825)
Investment in Merchants and Manufacturers Statutory Trusts	—	(310)	(774)
Purchases of premises and equipment, net	(1,380)	(7,092)	(1,065)
Proceeds from sales of premises and equipment	1,304	—	—

Net cash (used in) investing activities	(10,161)	(8,912)	(30,446)

Cash Flows From Financing Activities
Net increase (decrease) in short-term borrowings	7,975	(375)	(325)
Payments on long-term borrowings	(2,563)	(2,564)	—
Dividends paid	(2,656)	(2,523)	(2,213)
Issuance of junior subordinated debt owed to unconsolidated trusts	—	10,310	25,774
Stock dividend	—	—	(16)
Common stock transactions, net	918	256	35

Net cash provided by financing activities	3,674	5,104	23,255

Increase (decrease) in cash and cash equivalents	20	—	(223)

Cash and cash equivalents at beginning of year	—	—	223

Cash and cash equivalents at end of year	$20	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chairman of the Board and Chief Executive Officer and the Corporation’s Chief Financial Officer, of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Corporation’s Chairman of the Board and Chief Executive Officer and the Corporation’s Chief Financial Officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis information required to be disclosed by the Corporation in reports that the Corporation files with or submits to the Securities and Exchange Commission because of the material weakness described below. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Corporation has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Corporation’s Chairman of the Board and Chief Executive Officer and the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.
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
Management’s Report on Internal Control Over Financial Reporting
     The management of Merchants and Manufacturers Bancorporation, Inc. (Merchants) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Merchants’ internal control over financial reporting is designed to provide reasonable assurance to Merchants’ management and board of directors regarding the preparation and fair presentation of published financial statements. Merchants’ internal control over financial reporting includes those policies and procedures that:
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
     Merchants’ management assessed the effectiveness of Merchants’ internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set for the by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control - Integrated Framework.
     A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. In connection with management’s assessment of Merchants’ internal control over financial reporting described above, management has identified a material weakness in Merchants’ internal control over financial reporting relating to the controls at a subsidiary bank that did not operate effectively to identify problem loans and provide for adequate provision for loan losses. As a result, an officer of the subsidiary bank was able to operate outside of prescribed bank lending policies and procedures, thereby impacting the Corporation’s ability to identify problem loans on a timely basis. Management identified this material weakness after its February 7, 2006 earnings release, but in time for consideration in the completion of the audited financial statements included in this report.
     Because of the material weakness described above, based on its assessment, management believes that, as of December 31, 2005, Merchants’ did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.
     McGladrey & Pullen, the independent registered public accounting firm that audited Merchants’ financial statements included in this Annual Report, issued an audit report on management’s assessment of Merchants’ internal control over financial reporting. McGladrey & Pullen’s audit report appears on page 34 of this Annual Report.
     To remediate the material weakness in Merchants’ internal control over financial reporting described above, Merchants will increase centralized loan documentation, review and oversight at the holding company level to reduce the ability of individual bank loan officers to operate outside of bank lending policies and procedures. These operational changes have been in process since 2004 in stages throughout the various subsidiary banks, and Merchants currently anticipates it will complete the remediation of the material weakness during 2006.
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
Equity Compensation Plan Information
     The following table summarizes share information, as of December 31, 2005, for the Corporation’s equity compensation plan, the 1996 Incentive Stock Option Plan. This plan has been approved by the Corporation’s shareholders.

	Number of		Number of
	common shares to be		common shares
	issued upon exercise	Weighted-average	available for future
	of outstanding	exercise price of	issuance under
	options,	outstanding options,	equity
Plan Category	warrants, and rights	warrants, and rights	compensation plans

Equity compensation plans approved by stockholders	112,282	$33.77	97,718
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	112,282	$33.77	97,718

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
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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
Michael J. Murry
Chairman of the Board of Directors & Chief Executive Officer

Date: March 15, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS

/s/ Michael J. Murry	Chairman of the Board of Directors	March 15, 2006
Michael J. Murry	& Chief Executive Officer

/s/ Frederick R. Klug	Executive Vice President & Chief	March 15, 2006
Frederick R. Klug	Financial Officer

DIRECTORS

/s/ Michael J. Murry	Chairman of the Board of Directors	March 15, 2006
Michael J. Murry

/s/ Nicholas S. Logarakis	Director	March 15, 2006
Nicholas S. Logarakis

/s/ Rodney T. Goodell	Director	March 15, 2006
Rodney Goodell

/s/ Donald A. Zellmer	Director	March 15, 2006
Donald Zellmer

/s/ James A. Sass	Director	March 15, 2006
James A. Sass

/s/ Thomas J. Sheehan	Director	March 15, 2006
Thomas J. Sheehan

/s/ J. Michael Bartels	Director	March 15, 2006
J. Michael Bartels

/s/ William L. Adamany	Director	March 15, 2006
William L. Adamany

/s/ Steven R. Blakeslee	Director	March 15, 2006
Steven R. Blakeslee

/s/ Sr. Joel Read	Director	March 15, 2006
Sr. Joel Read

/s/ Harold J. Mueller	Director	March 15, 2006
Harold J. Mueller

10-K EXHIBIT LIST

EXHIBIT NO.	DESCRIPTION
EXHIBIT 21.1	Subsidiaries

EXHIBIT 23.1	Consent of Independent Registered Public Accounting Firm

EXHIBIT 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.