Form 10-Q
period 2006-03-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2006-05-08
CIK 753682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).
Yes ☐ No ☑.
As of May 1, 2006, 3,702,180 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
FORM 10-Q
INDEX

Page Number
Part I. Financial Information

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition as of March 31, 2006, December 31, 2005, and March 31, 2005	3

Unaudited Consolidated Statements of Income for the Three Months ended March 31, 2006 and March 31, 2005	4

Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Three Months ended March 31, 2006 and March 31, 2005	5

Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and March 31, 2005	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Items 1-6	22

Signatures	23
Certification Pursuant to Section 302 by the CEO
Certification Pursuant to Section 302 by the CFO
Certification Pursuant to Section 906 by the CEO
Certification Pursuant to Section 906 by the CFO

Part I. Financial Information
Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	March 31,	December 31,	March 31,
	2006	2005	2005
	(Dollars in Thousands, Except Share and Per Share Amounts)
ASSETS
Cash and due from banks	$33,935	$39,551	$27,015
Interest bearing deposits in banks	420	863	2,657
Federal funds sold	370	6,364	5,346

Cash and cash equivalents	34,725	46,778	35,018
Available-for-sale securities	174,617	173,639	170,437
Loans, less allowance for loan losses of $11,951 at March 31, 2006, $13,051 at December 31, 2005 and $10,368 at March 31, 2005	1,158,109	1,120,616	1,067,094
Accrued interest receivable	7,179	6,875	6,154
FHLB stock	20,372	20,416	19,931
Premises and equipment	33,803	33,565	29,888
Goodwill and intangible assets	35,155	35,251	35,665
Other assets	21,670	21,808	21,083

Total assets	$1,485,630	$1,458,948	$1,385,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$123,598	$159,591	$136,653
Interest bearing	991,306	1,000,572	915,753

Total deposits	1,114,904	1,160,163	1,052,406
Short-term borrowings	100,077	44,332	63,219
Long-term borrowings	117,355	101,107	119,387
Junior subordinated debt owed to unconsolidated trusts	46,394	46,394	46,394
Accrued interest payable	3,783	3,631	2,542
Other liabilities	9,695	10,096	9,606

Total liabilities	1,392,208	1,365,723	1,293,554
Stockholders’ equity
Preferred stock, $1.00 par value; 250,000 shares authorized, shares issued and shares outstanding – none	—	—	—
Common stock $1.00 par value; 25,000,000 shares authorized; shares issued: 3,770,251 at March 31, 2006, December 31, 2005 and March 31, 2005; shares outstanding: 3,702,180 at March 31, 2006, 3,701,621 at December 31, 2005 and 3,674,054 at March 31, 2005	3,770	3,770	3,770
Additional paid-in capital	53,668	53,614	53,421
Retained earnings	39,290	38,928	37,628
Accumulated other comprehensive loss	(1,602)	(1,369)	(660)
Treasury stock, at cost (68,071 shares at March 31, 2006, 68,630 shares at December 31, 2005 and 96,197 shares at March 31, 2005)	(1,704)	(1,718)	(2,443)

Total stockholders’ equity	93,422	93,225	91,716

Total liabilities and stockholders’ equity	$1,485,630	$1,458,948	$1,385,270

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31,
	2006	2005
	(Dollars In Thousands, Except Per Share Amounts)
Interest and dividend income:
Interest and fees on loans	$19,320	$15,796
Interest and dividends on securities:
Taxable	343	400
Tax-exempt	642	612
Interest on mortgage-backed securities	969	873
Interest on interest bearing deposits in banks and federal funds sold	62	38

Total interest and dividend income	21,336	17,719

Interest expense:
Interest on deposits	6,943	3,917
Interest on short-term borrowings	1,083	457
Interest on long-term borrowings	1,129	1,080
Interest on junior subordinated debt owed to unconsolidated trusts	863	727

Total interest expense	10,018	6,181

Net interest income	11,318	11,538
Provision for loan losses	390	390

Net interest income after provision for loan losses	10,928	11,148

Non-interest income:
Service charges on deposit accounts	1,052	953
Service charges on loans	751	725
Securities gains, net	—	—
Gain on sale of loans, net	15	103
Net gain on sale of premises and equipment	175	395
Tax fees, brokerage and insurance commissions	804	565
Other	970	1,352

Total noninterest income	3,767	4,093

Noninterest expenses:
Salaries and employee benefits	7,757	7,247
Premises and equipment	1,829	1,870
Data processing fees	910	847
Marketing and business development	503	394
Other	2,257	2,219

Total noninterest expense	13,256	12,577

Income before income taxes	1,439	2,664
Income taxes	411	861

Net income	$1,028	$1,803

Basic earnings per share	$0.28	$0.49

Diluted earnings per share	$0.28	$0.49

Dividends per share	$0.18	$0.18

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

	Shares of				Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income	Stock	Total
	(In thousands, except Shares of Common Stock Outstanding and per share data)
Three months ended March 31, 2005
Balance at December 31, 2004	3,674,054	$3,770	$53,421	$36,486	$505	$(2,443)	$91,739
Comprehensive income:
Net income	—	—	—	1,803	—	—	1,803
Change in net unrealized gains on available-for-sale securities	—	—	—	—	(1,790)	—	(1,790)
Income tax effect	—	—	—	—	625	—	625

Total comprehensive income							638
Cash dividend — $0.18 per share	—	—	—	(661)	—	—	(661)

Balance at March 31, 2005	3,674,054	$3,770	$53,421	$37,628	$(660)	$(2,443)	$91,716

Three months ended March 31, 2006
Balance at December 31, 2005	3,701,621	$3,770	$53,614	$38,928	$(1,369)	$(1,718)	$93,225
Comprehensive income:
Net income	—	—	—	1,028	—	—	1,028
Change in net unrealized gains on available-for-sale securities	—	—	—	—	(357)	—	(357)
Income tax effect	—	—	—	—	124	—	124

Total comprehensive income							795

Stock-based compensation	—	—	60	—	—	—	60
Cash dividend — $0.18 per share	—	—	—	(666)	—	—	(666)
Exercise of stock options	559	—	(6)	—	—	14	8

Balance at March 31, 2006	3,702,180	$3,770	$53,668	$39,290	$(1,602)	$(1,704)	$93,422

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net income	$1,028	$1,803
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	390	390
Depreciation	673	623
Amortization and accretion of premiums and discounts, net	126	192
Securities gains, net	—	—
Gain on sale of loans, net	(15)	(103)
Loans originated for sale	(7,399)	(10,284)
Proceeds from sales of loans	7,044	11,474
Gain on sale of fixed assets, net	(175)	(395)
Increase in accrued interest receivable	(304)	(735)
Increase in accrued interest payable	152	598
FHLB stock dividend	—	(258)
Other	(2,307)	(990)

Net cash provided by (used in) operating activities	(787)	2,315

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(8,646)	(8,875)
Proceeds from sales of available-for-sale securities	—	—
Proceeds from redemptions and maturities of available-for-sale securities	8,358	9,021
Net increase in loans	(38,113)	(40,522)
Purchase of premises and equipment, net	(911)	239
Proceeds from sale of premises and equipment	—	—
Proceeds from sale of other real estate owned	1,638	—
Redemption (purchase) of Federal Home Loan Bank stock	44	(24)

Net cash used in investing activities	(37,630)	(40,161)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(45,259)	19,360
Dividends paid	(666)	(661)
Net increase in short-term borrowings	55,745	1,897
Proceeds from long-term borrowings	27,055	30,231
Repayment of long-term borrowings	(10,807)	(21,899)
Increase (decrease) in advance payments by borrowers for taxes and insurance	228	(334)
Common stock transactions, net	8	—
Stock-based compensation expense	60	—

Net cash provided by financing activities	26,364	28,594
Decrease in cash and cash equivalents	(12,053)	(9,252)
Cash and cash equivalents at beginning of period	46,778	44,270

Cash and cash equivalents at end of period	$34,725	$35,018

Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$9,866	$5,583
Income taxes paid	429	200
Loans transferred to other real estate owned	600	10
Supplemental Schedules of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized losses on available-for-sale securities, net	$(233)	$(1,165)
See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006
NOTE A — Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank Financial, Fortress Bank, Fortress Bank of Cresco, Fortress Bank Minnesota, The Reedsburg Bank, and Wisconsin State Bank – collectively referred to as “the Banks,” Lincoln Neighborhood Redevelopment Corp., Merchants Merger Corp., Merchants New Merger Corp., Community Financial Group Financial Services, Inc., and Community Financial Group Mortgage, Inc. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. and Community Bank Financial also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. The Reedsburg Bank also includes the accounts of its wholly owned subsidiary, Reedsburg Investments, Inc. Fortress Bank also includes the accounts of its wholly owned subsidiary, Westby Investment Company, Inc. Wisconsin State Bank also includes the accounts of its wholly owned subsidiary Random Lake Investments, Inc. Community Financial Group Financial Services, Inc. also includes the accounts of its wholly owned subsidiaries Community Financial Services, LLC (CFS) and Keith C. Winters & Associates, LTD (KCW). All significant intercompany accounts and transactions for consolidated subsidiaries have been eliminated in the consolidated financial statements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2005.
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
NOTE B — Earnings Per Share
Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended
	March 31,
Basic:	2006	2005
	(Dollars In Thousands, Except Per Share
	Amounts)
Net income	$1,028	$1,803
Weighted average shares outstanding	3,702	3,674
Basic earnings per share	$0.28	$0.49

Diluted:
	(Dollars In Thousands, Except Per Share
	Amounts)
Net income	$1,028	$1,803
Weighted average shares outstanding	3,702	3,674
Effect of dilutive stock options outstanding	9	8

Diluted weighted average shares outstanding	3,711	3,682
Diluted earnings per share	$0.28	$0.49

NOTE C — Comprehensive Income
The following table presents our comprehensive income:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands)
Net income	$1,028	$1,803
Other comprehensive income:
Change in unrealized securities losses	(357)	(1,790)
Reclassification adjustment for gains included in net income	—	—
Income tax effect	124	625

Total comprehensive income	$795	$638

NOTE D — Loans Receivable
The following table shows the composition of our loan portfolio on the dates indicated:

	March 31,	December 31,	March 31,
	2006	2005	2005
	(Dollars in Thousands)
First Mortgage:
Conventional single-family residential	$178,175	$167,745	$150,269
Commercial and multifamily residential	483,593	474,840	454,909
Construction	89,825	81,651	76,226
Farmland	55,261	52,392	55,694

	806,854	776,628	737,098

Commercial business loans	280,907	270,101	260,174
Consumer and installment loans	47,881	50,663	45,594
Home equity loans	28,202	28,541	27,078
Other	6,216	7,734	7,518

	363,206	357,039	340,364

Total loans	1,170,060	1,133,667	1,077,462

Less: Allowance for loan losses	(11,951)	(13,051)	(10,368)

Loans, net	$1,158,109	$1,120,616	$1,067,094

NOTE E – Stock-Based Compensation Plan
The Corporation has an Incentive Stock Option Plan under which 210,000 shares of common stock are reserved for the grant of options to officers and key employees at a price not less than the fair market value of the stock on the date of the grant. The Incentive Stock Option Plan limits the options that may be granted to each employee to $100,000 (based on aggregate fair market value at the date of the grant) per calendar year, on a cumulative basis. Options must be exercised within 10 years of the date of grant and can be regranted if forfeited. Vesting periods are determined at the discretion of the Corporation’s Compensation Committee. With the exception of 20,000 stock options granted in 2004, all stock options awarded in prior years were immediately vested on the date of grant. In 2004, 20,000 stock options were granted with a 32 month vesting period. At March 31, 2006, 16,722 stock options from the 2004 grant are vested and the remaining 3,278 stock options will vest on March 31, 2007.

At March 31, 2006, 71,182 shares were reserved for future grants. Activity in the Incentive Stock Option Plan is summarized in the following table:

	Three months ended March 31, 2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding at beginning of period	112,282	$33.77
Granted	—	—
Canceled	—	—
Exercised	(559)	15.11

Outstanding at end of period	111,723	$33.86	5.5	$580,000

Options exercisable	108,445	$15.11– 46.00	5.5	$562,000

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Exercise	Number	Average	Average	Number	Average
Price Range	Outstanding	Exercise Price	Life*	Outstanding	Exercise Price
$15.11	5,584	$15.11	2.0	5,584	$15.11
25.45-28.31	46,017	27.95	3.0	46,017	27.95
30.50-35.00	20,700	30.65	8.6	17,422	30.68
45.00-46.00	39,422	45.11	7.8	39,422	45.11

	111,723	$33.86		108,445	$33.97

*	Weighted average contractual life remaining in years.
The weighted-average grant date fair value of options granted during the three month periods ended March 31, 2006 and 2005 was zero and $35.00, respectively. The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005 was $12,000 and zero, respectively. The fair value of nonvested shares is determined based on the market price of the Corporation’s stock on the grant date.
A summary of the status of the nonvested options as of March 31, 2006 and changes during the three month period ended March 31, 2006, is presented below.

		Weighted
		Average
		Grant Date
	Options	Fair Value

Nonvested at beginning of period	10,000	$30.50
Granted	—	—
Vested	(6,722)	30.50
Canceled	—	—

Nonvested at end of period	3,278	$30.50

As of March 31, 2006, there was $21,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 1 year. The total fair value of options vested during the three month periods ended March 31, 2006 and 2005 was $54,000 and zero, respectively.

Prior to January 1, 2006, the Corporation accounted for this plan under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended December 31, 2005 and 2004, nor the three month period ended March 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for the prior periods have not been restated.
As a result of adopting FAS 123(R) on January 1, 2006, the Corporation’s income before taxes and net income for the three month period ended March 31, 2006, are $60,000 and $40,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Compensation expense for share-based compensation as a result of the adoption of FAS 123(R) negatively impacted basic and diluted earnings per share for the three months ended March 31, 2006 by $0.01 and $0.01, respectively
Prior to the adoption of FAS 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flow resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FAS 123 to options granted under the Corporation’s stock option plans in all periods presented. For purposes of this proforma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized expense over the options’ vesting periods.

Three months
ended March
31, 2005
(Dollars in
Thousands, Except
Per Share Data)
Net income, as reported	$1,803
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5

Pro forma net income	$1,798

Earnings per share:
Basic:
As reported	$0.49
Pro forma	$0.49
Diluted:
As reported	$0.49
Pro forma	$0.49
In determining compensation cost using the fair value method prescribed in FAS 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at March 31, 2005: dividend yield of 2.00%; expected price volatility of 21.82%; blended risk-free interest rates of 4.50%; and expected life of 9.75 years.

NOTE F – Recent Accounting Pronouncements
In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“FAS 155”). FAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 155 resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. For the Corporation this Statement is effective for calendar year 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.
In March 2006, the FASB issued FASB Statement No.156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For the Corporation this Statement is effective for calendar year 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.
NOTE G – Commitments and Contingent Liabilities
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
Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at March 31, 2006, December 31, 2005 and March 31, 2005, are as follows:

	March 31,	December 31,	March 31,
	2006	2005	2005
	(Dollars in Thousands)
Commitments to originate mortgage loans	$22,768	$37,426	$26,469

Unused lines of credit:
Commercial business	198,045	193,581	158,676
Home equity	35,389	31,582	24,450
Credit cards	17,381	21,031	16,274

Standby letters of credit	14,267	12,362	12,477
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
Standby letters of credit are conditional commitments issued by a Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The issuing Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the issuing Bank would be required to fund the commitment. The maximum potential amount of future payments the issuing Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the issuing Bank would be entitled to seek recovery from the customer. At March 31, 2006 no amounts have been recorded as liabilities for the issuing Banks’ potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Corporation had net income of $1.0 million, or $0.28 per diluted share, for the three months ended March 31, 2006 compared to $1.8 million, or $0.49 per diluted share, for the three months ended March 31, 2005, representing a 43.0% decrease in net income. The three months ended March 31, 2005 included non-recurring fee income of $490,000 related to the sale of Pulse EFT Association to Discover Financial Services.
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Prior to January 1, 2006, the Corporation accounted for the stock option plan under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended December 31, 2005 and 2004, nor the three month period ended March 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note E, “Stock-Based Compensation Plan” for the pro forma impact as of March 31, 2005. Results for the prior periods have not been restated.
As a result of adopting FAS 123(R) on January 1, 2006, the Corporation’s income before taxes and net income for the three month period ended March 31, 2006, are $60,000 and $40,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Compensation expense for share-based compensation as a result of the adoption of FAS 123(R) negatively impacted basic and diluted earnings per share for the three months ended March 31, 2006 by $0.01 and $0.01, respectively.
As of March 31, 2006, there was $21,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1 year. The total fair value of shares vested during the three month periods ended March 31, 2006 and 2005 was $54,000 and zero, respectively. For additional information related to our stock-based compensation plan and the adoption of FAS 123(R), please see Note E, “Stock-Based Compensation Plan” in the accompanying notes to the financial statements of this Form 10-Q.
Financial Condition
Total Assets
Total assets increased $26.7 million, or 1.8%, to $1.49 billion at March 31, 2006 compared to $1.46 billion at December 31, 2005. The asset growth can be attributed to internal loan growth partially offset by a decrease in cash and cash equivalents.
Investment Securities
Available-for-sale investment securities increased $1.0 million, or 0.6%, from $173.6 million at December 31, 2005, to $174.6 million at March 31, 2006. The increase in investment securities is due to purchases partially offset by maturities and principal pay downs.
Loans Receivable
Loans receivable, net of allowance for loan losses, increased $37.5 million from $1.12 billion at December 31, 2005 to $1.16 billion at March 31, 2006. The growth in loans can be attributed to the growth in commercial business loans, commercial real estate loans, single-family residential loans and multifamily mortgage loans that were partially offset by the decrease in consumer and installment loans and other loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At March 31, 2006 we designated $862,000 of loans as held for sale.

Total Deposits and Borrowings
Total deposits decreased $45.3 million, or 3.9%, from $1.16 billion on December 31, 2005 to $1.11 billion on March 31, 2006. The decrease in deposits can be attributed to a decline of $36.0 million in non-interest bearing deposits and a decline of $12.1 million in money market investment accounts due to seasonal factors, partially offset by an increase in certificates of deposit. At March 31, 2006, the Corporation had approximately $86.4 million in brokered certificates of deposit compared with $85.2 million at December 31, 2005. The brokered deposits are generally for terms of one year to five years. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Corporation believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other reasons.
Short-term borrowings totaled $100.1 million at March 31, 2006, compared to $44.3 million at December 31, 2005, an increase of $63.2 million. Short-term borrowings consist of federal funds borrowed from correspondent banks, repurchase agreements and a holding company line of credit from our primary correspondent bank. Long-term debt increased by $16.2 million, or 16.1%, from $101.1 million on December 31, 2005 to $117.4 million on March 31, 2006. Long-term debt consists of Federal Home Loan Bank advances and acquisition notes associated with the Reedsburg transaction. The increase in borrowings reflects the need to fund strong loan growth despite the decrease in deposit balances.
Junior subordinated debt owed to unconsolidated trusts totaled $46.4 million at both March 31, 2006 and December 31, 2005. We had obligations represented by subordinated debentures at March 31, 2006 totaling $46.4 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at March 31, 2006. In accordance with FIN 46, we began deconsolidating the wholly-owned trusts that issued the trust preferred securities in 2004. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as junior subordinated debt owed to unconsolidated trusts.
Capital Resources
Stockholders’ equity totaled $93.4 million at March 31, 2006 compared to $93.2 million at December 31, 2005. The component changes in stockholders’ equity consist of net income of $1.0 million, a net decrease of $233,000 in accumulated other comprehensive income, exercise of stock options of $8,000, an adjustment of $60,000 due to the adoption of FAS 123(R), less payments of dividends to shareholders of $666,000. We and our banks continue to exceed our regulatory capital requirements.
Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets. Our tier 1 capital to risk-weighted assets was 7.55% at March 31, 2006, above the 4.0% minimum required. Total capital to risk-adjusted assets was 9.64%; also above the 8.0% minimum requirement. The leverage ratio was at 6.33% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.
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

Nonperforming assets are summarized, for the dates indicated, as follows:

	March 31,	December 31,	March 31,
	2006	2005	2005
	(Dollars in Thousands)
Non-accrual loans:
Conventional single-family residential	$2,197	$2,555	$897
Commercial and multifamily residential	2,498	508	2,867
Commercial business loans	1,889	1,358	1,143
Consumer and installment loans	850	826	840

Total non-accrual loans	7,434	5,247	5,747

Other real estate owned	949	1,812	1,306

Total nonperforming assets	$8,383	$7,059	$7,053

Ratios:
Non-accrual loans to total loans	0.64%	0.46%	0.53%
Nonperforming assets to total assets	0.56%	0.48%	0.51%
Loan loss allowance to non-accrual loans	160.76%	248.73%	180.41%
Loan loss allowance to total loans	1.02%	1.15%	0.96%
Nonperforming assets increased by $1.3 million from $7.1 million at December 31, 2005 to $8.4 million at March 31, 2006, an increase of 18.8%. The $2.2 million increase in non-accrual loans was the result of a $681,000 increase at the subsidiary bank at which a loan officer of the subsidiary bank was able to operate outside of prescribed bank lending policies and procedures. The employment of the loan officer in question was terminated immediately upon discovery of the event. In addition, we are instituting changes to our policies, procedures and internal controls that will mitigate risk going forward. The remainder of the increase in non-accrual loans is due to two loans at a separate subsidiary bank. Other real estate owned decreased $863,000 due to the sale of one property. We believe any losses on current non-accrual loan balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.
The following table presents changes in the allowance for loan losses:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$13,051	$10,622
Provision for loan losses	390	390
Charge-offs:
Commercial and multifamily residential	(253)	(8)
Commercial business loans	(1,028)	(623)
Consumer and installment loans	(286)	(100)

Total charge-offs	(1,567)	(731)

Recoveries:
Commercial and multifamily residential	4	12
Commercial business loans	6	20
Consumer and installment loans	67	55

Total recoveries	77	87

Net charge-offs	(1,490)	(644)

Balance at end of period	$11,951	$10,368

For the three months ended March 31, 2006, net charge-offs were $1.5 million compared to $644,000 for the three months ended March 31, 2005. The increase in net charge-offs in 2006 is due to charge-offs related to our discovery that an officer at one of our subsidiary banks was operating outside of prescribed bank lending policies and procedures which resulted in the bank experiencing losses with respect to certain loans. A significant loan loss provision was made in the 4th quarter of 2005 related to the activities of the loan officer. The ratio of allowance for loan losses to total loans was 1.02% at March 31, 2006, 1.15% as of December 31, 2005 and 0.96% at March 31, 2005.

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
We maintain our allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. We also use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan is risk rated between one and ten by the originating loan officer or loan committee, with one being the best case and ten being a loss or the worst case. Historical loan loss reserve factors are multiplied against the balances for each loan type to determine an appropriate level for the allowance for loan losses. Loans with risk ratings between six and three are monitored much closer by the officers. Control of our loan quality is continually monitored by management and is reviewed by the Board of Directors. We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to its methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.
The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the first three months of 2006 is consistent with prior periods.
Potential Problem Loans
We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans. As of March 31, 2006, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $72.4 million compared to $50.7 million as of December 31, 2005, an increase of $21.7 million or 42.7%. Management believes the quality of the loan portfolio remains strong due to the collateral position of our classified loans.
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

Comparison of Three Months Ended March 31, 2006 and 2005
Net Income
Net income for the three months ended March 31, 2006 was $1.0 million, or $0.28 per diluted share, compared to $1.8 million, or $0.49 per diluted share, for the three months ended March 31, 2005, representing a 43.0% decrease in net income
Net Interest Income
Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well as being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2006 was $11.7 million, a decrease of 1.9% from the $11.9 million reported for the same period in 2005. The slight decrease in net interest income is due to a decline in our net interest margin, partially offset by an increase in average interest earning assets of $87.9 million to $1.3 million. Our net interest margin on a fully taxable-equivalent basis was 3.53% and 3.85% for the three month periods ended March 31, 2006 and 2005, respectively. The decrease in our net interest margin is due to our funding solid loan growth with more expensive wholesale funding compared to the lower cost of core deposits. Like many other financial institutions in our market area, core deposit growth has been difficult to achieve at reasonable interest rate levels due to the rising rate environment and aggressive competition. The increase in market interest rates during the current year caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to increase from 5.85% for the three months ended March 31, 2005 to 6.56% for the three months ended March 31, 2006. Similarly, the increase in market interest rates offset by an increase in premium amortization during the current year caused the average rate on a fully taxable-equivalent basis paid on interest bearing liabilities to increase to 3.30% for the three months ended March 31, 2006 compared to 2.23% for the same period in the prior year.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:
AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Three Months Ended March 31,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Loans, net (1)(2)	$1,134,915	$19,283	6.89%	$1,047,163	$15,750	6.10%
Loans exempt from federal income taxes (3)	3,386	56	6.71%	3,656	68	7.56%
Taxable investment securities (4)	37,919	343	3.67%	33,423	395	4.79%
Mortgage-related securities (4)	89,415	969	4.40%	92,991	873	3.81%
Investment securities exempt from federal income taxes (3)(4)	69,280	973	5.69%	64,865	930	5.82%
Other securities	5,560	62	4.52%	10,505	63	2.43%

Interest earning assets	1,340,475	21,686	6.56%	1,252,603	18,079	5.85%

Non interest earning assets	138,444			110,583

Average assets	$1,478,919			$1,363,186

Liabilities and Stockholders’ Equity
NOW deposits	$107,187	199	0.75%	$94,709	133	0.57%
Money market deposits	243,051	1,569	2.62%	242,963	788	1.32%
Savings deposits	131,126	413	1.28%	134,732	297	0.89%
Time deposits	504,632	4,762	3.83%	424,842	2,699	2.58%
Short-term borrowings	87,343	1,083	5.03%	62,510	457	2.96%
Long-term borrowings	112,621	1,129	4.07%	117,045	1,080	3.74%
Junior subordinated debt owed to unconsolidated trusts	46,394	863	7.54%	46,394	727	6.36%

Interest bearing liabilities	1,232,354	10,018	3.30%	1,123,195	6,181	2.23%

Demand deposits and other non interest bearing liabilities	152,421			146,115
Stockholders’ equity	94,144			93,876

Average liabilities and stockholders’ equity	$1,478,919			$1,363,186

Net interest spread (5)		$11,668	3.26%		$11,898	3.62%
Net interest earning assets	$108,121			$129,408
Net interest margin on a fully tax equivalent basis (6)			3.53%			3.85%
Net interest margin (6)			3.42%			3.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.09			1.12

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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
VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended March 31, 2006
	Compared to March 31, 2005
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
	(Dollars in Thousands)
Interest-Earning Assets:
Loans, net (1)	$1,387	$2,146	$3,533
Loans exempt from federal income taxes (2)	(5)	(7)	(12)
Taxable investment securities	70	(122)	(52)
Mortgage-related securities	(32)	128	96
Investment securities exempt from federal income taxes (2)	61	(19)	42
Other securities	1	(2)	(1)

Total interest-earning assets	$1,482	$2,124	$3,606

Interest-Bearing Liabilities:
NOW deposits	$19	$47	$66
Money market deposits	—	781	781
Savings deposits	(8)	124	116
Time deposits	576	1,487	2,063
Short-term borrowings	227	399	626
Long-term borrowings	(38)	87	49
Junior subordinated debt owed to unconsolidated trusts	—	136	136

Total interest-bearing liabilities	$776	$3,061	$3,837

Net change in net interest income			$(231)

(1)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.
Provision for Loan Losses
For the three months ended March 31, 2006 and 2005, the provision for loan losses was $390,000 in each period. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income
Non-interest income for the three months ended March 31, 2006 was $3.8 million compared to $4.1 million for the three months ended March 31, 2005, a decrease of $326,000, or 8.0%. The composition of non-interest income is shown in the following table.

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Service charges on deposit accounts	$1,052	$953
Service charges on loans	751	725
Gain on sale of loans, net	15	103
Gain (loss) on sale of fixed assets, net	175	395
Tax fees, brokerage and insurance commissions	804	565
Other	970	1,352

Total non-interest income	$3,767	$4,093

Service charges on deposit accounts for the three months ended March 31, 2006 were $1.1 million compared to $953,000 for the three months ended March 31, 2005, an increase of $99,000, or 10.4%. The increase in 2006 is the result of fee structure modifications company-wide.
Service charges on loans for the three months ended March 31, 2006 were $751,000 compared to $725,000 for the three months ended March 31, 2005, an increase of $26,000, or 3.6%. The increase is due directly to an increase in commercial loan fees and mortgage related servicing and fee income.
Gains on the sale of loans were $15,000 for the three months ended March 31, 2006 compared to $103,000 for the three months ended March 31, 2005. Slightly higher market interest rates led to lower secondary market sales volume of 15 and 30 year residential mortgage loans in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
Tax fees and brokerage and insurance commissions were $804,000 for the three months ended March 31, 2006 compared to $565,000 for the three months ended March 31, 2005 due to the continued expansion of those services.
Other non-interest income for the three months ended March 31, 2006 was $970,000 compared to $1.4 million for the same period in the prior year. Other non-interest income includes credit and debit card income, safe deposit box fees, ATM fees and income associated with the increase in the cash surrender value of life insurance policies. The three months ended March 31, 2005 included non-recurring fee income of $490,000 related to the sale of Pulse EFT Association to Discover Financial Services.
In addition to the non-recurring items listed above, Merchants received $194,000 in partial restitution from a loan officer at one of our subsidiary banks who was operating outside of prescribed bank lending policies and procedures. Merchants intends to continue to aggressively pursue any possible recoveries with respect to this matter including those which may result from potential insurance coverage from Merchants’ financial institution bond carrier, continued payments from borrowers with respect to the loans relating to this matter and further restitution from the officer in question.
Non-Interest Expense
Non-interest expense for the three months ended March 31, 2006 was $13.3 million compared to $12.6 million for the three months ended March 31, 2005, an increase of $679,000, or 5.4%. The major components of non-interest expense are shown in the following table:

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Salaries and employee benefits	$7,757	$7,247
Premises and equipment	1,829	1,870
Data processing fees	910	847
Marketing and business development	503	394
Other	2,257	2,219

Total noninterest expense	$13,256	$12,577

Salaries and employee benefits for the three months ended March 31, 2006 were $7.8 million compared to $7.2 million for the three months ended March 31, 2005, an increase of $510,000, or 7.0%. Effective January 1, 2006, the Corporation adopted FAS 123(R)

which resulted in additional compensation cost of $60,000 for the three months ended March 31, 2006. The increase in salaries and benefits is due to higher health insurance benefit costs and normal pay increases.
Premises and equipment expense decreased $41,000 to $1.8 million for the three months ended March 31, 2006 compared to $1.9 million for the same period in the prior year. Premises and equipment expense includes costs associated with new branch openings, utility costs, depreciation and continuing maintenance of our facilities.
Data processing fees for the three months ended March 31, 2006 were $910,000 compared to $847,000 for the three months ended March 31, 2005, an increase of $63,000, or 7.4%. The increase is due to increased costs from our data servicing provider as well as equipment and software upgrades.
Marketing and business development expense increased $109,000 to $503,000 for the three months ended March 31, 2006 compared to $394,000 for the same period in the prior year. The increase is due to increased expenses related to advertising, brochures, newsletters and business development.
Other expenses for the three months ended March 31, 2006 were $2.3 million compared to $2.2 million for the three ended March 31, 2005, an increase of $38,000 or 1.7%. We continue to be focused as an organization on controlling expenses during 2006.
Income Taxes
Income taxes for the three months ended March 31, 2006 were $411,000 compared to $861,000 for the three months ended March 31, 2005, a decrease of $450,000, or 52.3%. The effective tax rate decreased to 28.6% for the three months ended March 31, 2006 compared to 32.3% for the same period in the prior year. The decrease in the effective tax rate is primarily due to an increase in state income taxes during the three month period ended March 31, 2005.
Liquidity
Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in operating activities was $787,000 for the three months ended March 31, 2006, compared to $2.3 million provided by operating activities for the three months ended March 31, 2005, a decrease of $3.1 million. Net cash used in investing activities decreased by $2.5 million, to $37.6 million for the three months ended March 31, 2006, from $40.1 million used in the same period in 2005. Net cash provided by financing activities was $26.4 million for the three months ended March 31, 2006 compared to $28.6 million provided by financing activities during the three month period in 2005, a decrease of $2.2 million.
The Corporation expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the Asset/Liability Management committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. The Corporation’s primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and investment securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on loans and investment securities are influenced significantly by general interest rates, economic conditions and competition. In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, we believe that the Banks could borrow $116.5 million for a short time from these banks on a collective basis. The Banks are members of the Federal Home Loan Bank (FHLB) and each has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.
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

The following table shows the interest rate sensitivity gap for four different time intervals as of March 31, 2006. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation’s historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of March 31, 2006
	Within	Six to Twelve	One to Five	Over
	Six months	Months	Years	Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$118,989	$87,048	$322,297	$16,904	$545,238
Adjustable-rate mortgage loans	199,779	20,308	40,835	694	261,616

Total mortgage loans	318,768	107,356	363,132	17,598	806,854
Commercial business loans	165,554	26,139	85,565	3,649	280,907
Consumer loans	14,087	6,603	24,951	2,240	47,881
Home equity loans	21,861	28	5,875	438	28,202
Other loans	3,065	469	1,781	901	6,216
Mortgage-related securities	5,179	10,031	52,259	21,368	88,837
Fixed rate investment securities and other	5,459	1,078	29,577	49,666	85,780
Variable rate investment securities and other	22,243	—	—	—	22,243

Total interest-earning assets	$556,216	$151,704	$563,140	$95,860	$1,366,920

Interest-bearing liabilities:
Deposits
Time deposits	$172,572	$120,325	$212,543	$130	$505,570
NOW accounts	6,579	6,579	65,791	30,702	109,651
Savings accounts	8,051	8,139	80,509	37,571	134,270
Money market accounts	24,152	13,893	138,934	64,836	241,815
Short-term borrowings	100,077	—	—	—	100,077
Long-term borrowings	14,533	16,255	85,962	605	117,355
Junior subordinated debt owed to unconsolidated trusts	28,352	—	—	18,042	46,394

Total interest-bearing liabilities	$354,316	$165,191	$583,739	$151,886	$1,255,132

Interest-earning assets less interest-bearing liabilities	$201,900	($13,487)	($20,599)	($56,026)	$111,788

Cumulative interest rate sensitivity gap	$201,900	$188,413	$167,814	$111,788

Cumulative interest rate sensitivity gap as a percentage of total assets	13.59%	12.68%	11.30%	7.52%

At March 31, 2006, the Corporation’s cumulative interest-rate sensitive gap as a percentage of total assets was a positive 13.59% for amounts maturing or repricing within six months and a positive 12.68% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.
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
Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write–offs; (2) changes in management’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; and (10) changes in accounting principles, policies or guidelines. Other risks that may affect our performance are discussed further in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended December 31, 2005.
We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Corporation has not experienced any material changes to its market risk position since December 31, 2005, from that disclosed in the Corporation’s 2005 Form 10-K Annual Report.
Item 4. Controls and Procedures
As of the end of the period covered by this report, the Corporation’s Chairman of the Board and Chief Executive Officer and the Corporation’s Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in reports that the Corporation files or submits to the SEC under the Exchange Act because of the material weakness described below. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Corporation has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Corporation’s Chairman of the Board and Chief Executive Officer and the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were not effective at reaching that level of reasonable assurance because of the material weakness described below.
As reported in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, in connection with management’s assessment of the Corporation’s internal control over financial reporting as of December 31, 2005, management identified a material weakness in the Corporation’s internal control over financial reporting relating to the controls at a subsidiary bank that did not operate effectively to identify problem loans and provide for adequate provision for loan losses. As a result, an officer of the subsidiary bank was able to operate outside of clearly prescribed bank lending policies and procedures, thereby impacting the Corporation’s ability to identify problem loans on a timely basis.

The employment of the loan officer in question was terminated immediately upon discovery of the event and the Corporation’s internal audit department has also conducted a thorough review of the internal controls, independent of the subsidiary bank. The Corporation plans to take the following additional steps, which management believes will eliminate the material weakness, by June 30, 2006:
•	Remediate the material weakness through changes in the Corporation’s internal control over financial reporting at all of the Corporation’s subsidiary banks, including increasing centralized loan documentation, review and oversight at the holding company level to reduce the ability of individual bank loan officers to operate outside of bank lending policies and procedures.

•	Strengthen the Corporation’s Whistleblower Policy and related training.

•	Strengthen the loan review function through an improvement in policies and procedures.

•	Strengthen the Corporation’s internal audit function through an enhancement in the audit program.
There was no change in the Corporation’s internal control over financial reporting during the Corporation’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

As of March 31, 2006 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) NONE

(b) NONE

(c) NONE

Item 3.	Defaults upon Senior Securities – NONE

Item 4.	Submission of Matters to Vote of Security Holders – NONE

Item 5.	Other Information – NONE

Item 6.	Exhibits

The following exhibits are filed as part of this report:

EXHIBIT 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. (Registrant)
Date May 8 2006.	/s/ Michael J. Murry
Michael J. Murry
Chairman of the Board of Directors and Chief Executive Officer Principal Executive Officer

Date May 8, 2006.	/s/ Frederick R. Klug
Frederick R. Klug
Executive Vice President & Chief Financial Officer Principal Financial Officer

10-Q EXHIBIT LIST

EXHIBIT NO.	DESCRIPTION
EXHIBIT 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.