Form 10-Q
period 2006-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2006-08-07
CIK 753682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☐  No ☑
As of August 1, 2006, 3,687,180 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
FORM 10-Q
INDEX

Page Number
Part I. Financial Information

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition as of June 30, 2006, December 31, 2005, and June 30, 2005	3

Unaudited Consolidated Statements of Income for the Three and Six Months ended June 30, 2006 and June 30, 2005	4

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Six Months ended June 30, 2006 and June 30, 2005	5

Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2006 and June 30, 2005	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information

Items 1-6	26

Signatures	28
2006 Stock Incentive Plan
Form of Stock Option Agreement
Form of Restricted Stock Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

Part I. Financial Information
Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Dollars in Thousands, Except Share and Per Share Amounts)
ASSETS
Cash and due from banks	$44,486	$39,551	$31,778
Interest bearing deposits in banks	4,332	863	1,328
Federal funds sold	267	6,364	970

Cash and cash equivalents	49,085	46,778	34,076
Available-for-sale securities	171,382	173,639	172,948
Loans, less allowance for loan losses of $11,876 at June 30, 2006, $13,051 at December 31, 2005 and $10,381 at June 30, 2005	1,190,817	1,120,616	1,099,854
Accrued interest receivable	7,192	6,875	6,251
FHLB stock	14,886	20,416	20,118
Premises and equipment	33,769	33,565	30,876
Goodwill and intangible assets	35,037	35,251	35,530
Other assets	20,134	21,808	21,343

Total assets	$1,522,302	$1,458,948	$1,420,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$132,767	$159,591	$138,244
Interest bearing	1,010,139	1,000,572	932,221

Total deposits	1,142,906	1,160,163	1,070,465
Short-term borrowings	98,408	44,332	71,162
Long-term borrowings	126,946	101,107	123,926
Junior subordinated debt owed to unconsolidated trusts	46,394	46,394	46,394
Accrued interest payable	4,083	3,631	2,654
Other liabilities	11,131	10,096	12,044

Total liabilities	1,429,868	1,365,723	1,326,645
Stockholders’ equity
Preferred stock, $1.00 par value; 250,000 shares authorized, shares issued and shares outstanding — none	—	—	—
Common stock $1.00 par value; 25,000,000 shares authorized; shares issued: 3,770,251 at June 30, 2006, December 31, 2005 and June 30, 2005; shares outstanding: 3,687,180 at June 30, 2006, 3,701,621 at December 31, 2005 and 3,699,253 at June 30, 2005	3,770	3,770	3,770
Additional paid-in capital	53,673	53,614	53,594
Retained earnings	39,991	38,928	38,605
Accumulated other comprehensive income (loss)	(2,781)	(1,369)	159
Treasury stock, at cost (83,071 shares at June 30, 2006, 68,630 shares at December 31, 2005, and 70,998 shares at June 30, 2005)	(2,219)	(1,718)	(1,777)

Total stockholders’ equity	92,434	93,225	94,351

Total liabilities and stockholders’ equity	$1,522,302	$1,458,948	$1,420,996

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$20,890	$17,016	$40,210	$32,812
Interest and dividends on securities:
Taxable	303	425	646	825
Tax-exempt	645	561	1,287	1,173
Interest on mortgage-backed securities	1,032	893	2,001	1,766
Interest on interest bearing deposits in banks and federal funds sold	52	36	114	74

Total interest income	22,922	18,931	44,258	36,650

Interest expense:
Interest on deposits	7,717	4,605	14,660	8,522
Interest on short-term borrowings	1,381	572	2,464	1,029
Interest on long-term borrowings	1,327	1,165	2,456	2,245
Interest on junior subordinated debt owed to unconsolidated trusts	903	773	1,766	1,500

Total interest expense	11,328	7,115	21,346	13,296

Net interest income	11,594	11,816	22,912	23,354
Provision for loan losses	390	390	780	780

Net interest income after provision for loan losses	11,204	11,426	22,132	22,574

Non-interest income:
Service charges on deposit accounts	1,104	1,036	2,156	1,989
Service charges on loans	845	949	1,596	1,674
Securities gains, net	—	—	—	—
Gain on sale of loans, net	39	96	54	199
Gain on sale of fixed assets, net	15	—	190	395
Tax fees, brokerage and insurance commissions	461	475	1,265	1,040
Other	803	876	1,773	2,228

Total noninterest income	3,267	3,432	7,034	7,525
Noninterest expenses:
Salaries and employee benefits	7,299	6,971	15,056	14,218
Premises and equipment	1,672	1,807	3,501	3,677
Data processing fees	860	884	1,770	1,731
Marketing and business development	499	657	1,002	1,051
Other	2,165	2,106	4,422	4,325

Total noninterest expense	12,495	12,425	25,751	25,002

Income before income taxes	1,976	2,433	3,415	5,097
Income taxes	609	794	1,020	1,655

Net income	$1,367	$1,639	$2,395	$3,442

Basic earnings per share	$0.37	$0.45	$0.65	$0.94

Diluted earnings per share	$0.37	$0.44	$0.65	$0.93

Dividends per share	$0.18	$0.18	$0.36	$0.36

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Shares of				Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income	Stock	Total
	(In thousands, except Shares of Common Stock Outstanding and per share data)
Six months ended June 30, 2005
Balance at December 31, 2004	3,674,054	$3,770	$53,421	$36,486	$505	$(2,443)	$91,739
Comprehensive income:
Net income	—	—	—	3,442	—	—	3,442
Change in net unrealized gains on available-for-sale securities	—	—	—	—	(535)	—	(535)
Income tax effect	—	—	—	—	189	—	189

Total comprehensive income							3,096

Cash dividend — $0.36 per share	—	—	—	(1,323)	—	—	(1,323)
Sale of 18,397 shares of treasury stock	18,397	—	230	—		483	713
Exercise of stock options	6,802	—	(57)	—		183	126

Balance at June 30, 2005	3,699,253	$3,770	$53,594	$38,605	$159	$(1,777)	$94,351

Six months ended June 30, 2006
Balance at December 31, 2005	3,701,621	$3,770	$53,614	$38,928	$(1,369)	$(1,718)	$93,225
Comprehensive income:
Net income	—	—	—	2,395	—	—	2,395
Change in net unrealized gains on available-for-sale securities	—	—	—	—	(2,173)	—	(2,173)
Income tax effect	—	—	—	—	761	—	761

Total comprehensive income							983

Stock-based compensation	—	—	65	—	—	—	65
Cash dividend — $0.36 per share	—	—	—	(1,332)	—	—	(1,332)
Purchase of 15,000 shares of treasury stock	(15,000)					(515)	(515)
Exercise of stock options	559	—	(6)	—	—	14	8

Balance at June 30, 2006	3,687,180	$3,770	$53,673	$39,991	$(2,781)	$(2,219)	$92,434

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net income	$2,395	$3,442
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	780	780
Depreciation	1,383	1,394
Amortization and accretion of premiums and discounts, net	224	364
Securities gains, net	—	—
Gain on sale of loans, net	(54)	(199)
Loans originated for sale	(16,235)	(20,764)
Proceeds from sales of loans	15,555	21,772
Gain on sale of fixed assets, net	(132)	(395)
Increase in accrued interest receivable	(317)	(832)
Increase in accrued interest payable	452	710
FHLB stock dividend	—	(483)
Other	(101)	1,370

Net cash provided by operating activities	3,950	7,159

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(17,626)	(28,721)
Proceeds from sales of available-for-sale securities	—	26
Proceeds from redemptions and maturities of available-for-sale securities	19,135	26,628
Net increase in loans	(70,847)	(73,559)
Purchase of premises and equipment	(1,587)	(1,520)
Proceeds from sale of other real estate owned	2,195	—
Redemption of Federal Home Loan Bank stock	5,530	14

Net cash used in investing activities	(63,200)	(77,132)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(17,257)	37,419
Dividends paid	(1,332)	(1,323)
Net increase in short-term borrowings	54,076	9,840
Proceeds from long-term borrowings	54,655	44,386
Repayment of long-term borrowings	(28,816)	(31,514)
Increase in advance payments by borrowers for taxes and insurance	673	132
(Purchase) sale of treasury stock	(515)	713
Common stock transactions, net	8	126
Stock-based compensation expense	65	—

Net cash provided by financing activities	61,557	59,779
Increase (decrease) in cash and cash equivalents	2,307	(10,194)
Cash and cash equivalents at beginning of period	46,778	44,270

Cash and cash equivalents at end of period	$49,085	$34,076

Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$20,894	$12,586
Income taxes paid	923	490
Loans transferred to other real estate owned	600	175
Supplemental Schedules of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized losses on available-for-sale securities, net	$(1,412)	$(346)
See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006
NOTE A — Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank Financial, Fortress Bank, Fortress Bank of Cresco, Fortress Bank Minnesota, The Reedsburg Bank, and Wisconsin State Bank — collectively referred to as “the Banks,” Lincoln Neighborhood Redevelopment Corp., Merchants Merger Corp., Merchants New Merger Corp., Community Financial Group Financial Services, Inc., and Community Financial Group Mortgage, Inc. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. and Community Bank Financial also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. The Reedsburg Bank also includes the accounts of its wholly owned subsidiary, Reedsburg Investments, Inc. Fortress Bank also includes the accounts of its wholly owned subsidiary, Westby Investment Company, Inc. Wisconsin State Bank also includes the accounts of its wholly owned subsidiary Random Lake Investments, Inc. Community Financial Group Financial Services, Inc. also includes the accounts of its wholly owned subsidiaries Community Financial Services, LLC (CFS) and Keith C. Winters & Associates, LTD (KCW). All significant intercompany accounts and transactions for consolidated subsidiaries have been eliminated in the consolidated financial statements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2005.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.
NOTE B — Earnings Per Share
Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Basic:

Net income	$1,367	$1,639	$2,395	$3,442
Weighted average shares outstanding	3,696	3,676	3,699	3,675
Basic earnings per share	$0.37	$0.45	$0.65	$0.94

Diluted:

Net income	$1,367	$1,639	$2,395	$3,442
Weighted average shares outstanding	3,696	3,676	3,699	3,675
Effect of dilutive stock options outstanding	1	13	5	11

Diluted weighted average shares outstanding	3,697	3,689	3,704	3,686
Diluted earnings per share	$0.37	$0.44	$0.65	$0.93

NOTE C — Comprehensive Income
The following table presents our comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Net income	$1,367	$1,639	$2,395	$3,442
Other comprehensive income
Change in unrealized securities gains (losses)	649	2,271	(2,173)	(535)
Reclassification adjustment for gains included in net income	—	—	—	—
Income tax effect	(226)	(793)	761	189

Total comprehensive income	$1,790	$3,117	$983	$3,096

NOTE D — Loans Receivable
The following table shows the composition of our loan portfolio on the dates indicated:

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Dollars in Thousands)
First Mortgage:
Conventional single-family residential	$182,116	$167,745	$156,313
Commercial and multifamily residential	496,139	474,840	471,694
Construction	92,893	81,651	80,150
Farmland	61,231	52,392	55,863

	832,379	776,628	764,020

Commercial business loans	281,673	270,101	262,653
Consumer and installment loans	51,870	50,663	48,263
Home equity loans	29,968	28,541	27,620
Other	6,803	7,734	7,679

	370,314	357,039	346,215

Total loans	1,202,693	1,133,667	1,110,235

Less: Allowance for loan losses	(11,876)	(13,051)	(10,381)

Loans, net	$1,190,817	$1,120,616	$1,099,854

NOTE E — Stock-Based Compensation Plans
During the second quarter of 2006, the Corporation’s shareholders approved a 2006 Stock Incentive Plan under which 210,000 shares of common stock are reserved for the grant of options to directors, officers and employees at a price not less than the fair market value of the stock on the date of the grant. Options must be exercised within 10 years of the date of grant and can be regranted if forfeited. The 2006 Stock Incentive Plan also authorizes grants of restricted stock. Vesting periods are determined at the discretion of the Corporation’s Compensation Committee.
The Corporation also has a 1996 Incentive Stock Option Plan. The Corporation had reserved 210,000 shares of common stock for issuance under the plan. Vesting periods were determined at the discretion of the Corporation’s Compensation Committee. With the exception of 20,000 stock options granted in 2004, all stock options awarded in prior years were immediately vested on the date of grant. In 2004, 20,000 stock options were granted with a 32 month vesting period. At June 30, 2006, 16,722 stock options from the 2004 grant are vested and the remaining 3,278 stock options will vest on March 31, 2007. This plan became dormant upon approval of the 2006 Stock Incentive Plan, and no future grants of options are authorized from this plan.

At June 30, 2006, 210,000 shares were reserved for future grants. Activity in the Corporation’s stock-based compensation plans is summarized in the following table:

	Six months ended June 30, 2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Life*	Value

Outstanding at beginning of period	112,282	$33.77
Granted	—	—
Canceled	—	—
Exercised	(559)	15.11

Outstanding at end of period	111,723	$33.86	5.2	$525,000

Options exercisable	108,445	$33.97	5.2	$511,000

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Exercise	Number	Average	Average	Number	Average
Price Range	Outstanding	Exercise Price	Life*	Outstanding	Exercise Price

$15.11	5,584	$15.11	1.7	5,584	$15.11
25.45-28.31	46,017	27.95	2.7	46,017	27.95
30.50-35.00	20,700	30.65	8.4	17,422	30.68
45.00-46.00	39,422	45.11	7.6	39,422	45.11

	111,723	$33.86		108,445	$33.97

*	Weighted average contractual life remaining in years.
There were no options granted during the three and six month periods ended June 30, 2006. The weighted-average grant date fair value of options granted during the three and six month periods ended June 30, 2005 was zero and $35.00, respectively. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was zero and $12,000, respectively. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2005 was $136,000 in each period. The fair value of nonvested shares is determined based on the market price of the Corporation’s stock on the grant date.
A summary of the status of the nonvested options as of June 30, 2006 and changes during the six month period ended June 30, 2006, is presented below.

		Weighted
		Average
		Grant Date
	Options	Fair Value

Nonvested at beginning of period	10,000	$30.50
Granted	—	—
Vested	(6,722)	30.50
Canceled	—	—

Nonvested at end of period	3,278	$30.50

As of June 30, 2006, there was $16,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Corporation’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 9 months. The total fair value of options vested during the six month periods ended June 30, 2006 and 2005 was $54,000 and zero, respectively.

Prior to January 1, 2006, the Corporation accounted for stock-based compensation plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended December 31, 2005 and 2004, or the three and six month periods ended June 30, 2005, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for the prior periods have not been restated.
As a result of adopting FAS 123(R) on January 1, 2006, the Corporation’s income before taxes and net income for the six month period ended June 30, 2006, are $65,000 and $43,000 lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25. Compensation expense for stock-based compensation as a result of the adoption of FAS 123(R) negatively impacted basic and diluted earnings per share for the six months ended June 30, 2006 by $0.01 and $0.01, respectively. The adoption of FAS 123(R) had no impact on basic and diluted earnings per share for the three months ended June 30, 2006.
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
The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FAS 123 to options granted under the Corporation’s stock-based compensation plans in all periods presented. For purposes of this proforma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized expense over the options’ vesting periods.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(Dollars in Thousands, Except Per Share Data)
Net income, as reported	$1,639	$3,442
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	6

Pro forma net income	$1,639	$3,436

Earnings per share:
Basic:
As reported	$0.45	$0.94
Pro forma	$0.45	$0.93
Diluted:
As reported	$0.44	$0.93
Pro forma	$0.44	$0.93
In determining compensation cost using the fair value method prescribed in FAS 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at June 30, 2005: dividend yield of 1.89%; expected price volatility of 21.83%; blended risk-free interest rates of 4.50%; and expected life of 9.50 years.

NOTE F — Recent Accounting Pronouncements
In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“FAS 155”). FAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 155 resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. For the Corporation this Statement is effective for calendar year 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.
In March 2006, the FASB issued FASB Statement No.156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For the Corporation this Statement is effective for calendar year 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.
NOTE G — Commitments and Contingent Liabilities
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
Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at June 30, 2006, December 31, 2005 and June 30, 2005, are as follows:

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Dollars in Thousands)
Commitments to originate mortgage loans	$20,441	$37,426	$24,345

Unused lines of credit:
Commercial business	205,437	193,581	162,552
Home equity	37,746	31,582	26,728
Credit cards	17,669	21,031	16,264

Standby letters of credit	6,310	12,362	15,109
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
Standby letters of credit are conditional commitments issued by a Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The issuing Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the issuing Bank would be required to fund the commitment. The maximum potential amount of future payments the issuing Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the issuing Bank would be entitled to seek recovery from the customer. At June 30, 2006 no amounts have been recorded as liabilities for the issuing Banks’ potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Corporation had net income of $1.4 million, or $0.37 per diluted share, for the three months ended June 30, 2006 compared to $1.6 million, or $0.44 per diluted share, for the three months ended June 30, 2005, representing a 16.6% decrease in net income. For the six months ended June 30, 2006, the Corporation had net income of $2.4 million, or $0.65 per diluted share, compared to $3.4 million, or $0.93 per diluted share, for the six months ended June 30, 2005, representing a 30.4% decrease in net income and a 30.1% decrease in diluted earnings per share.
The decrease in earnings for the six months ended June 30, 2006 compared to the same period in the prior year is partially attributable to non-recurring items incurred during 2005. The six months ended June 30, 2005 included non-recurring fee income of $540,000 related to the sale of Pulse EFT Association to Discover Financial Services. Earnings were also affected by a decline in the net interest margin to 3.38% for the six months ended June 30, 2006 compared to 3.70% for the same period in the prior year. The decrease in our net interest margin is due to our funding solid loan growth with more expensive wholesale funding compared to the lower cost of core deposits.
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Prior to January 1, 2006, the Corporation accounted for the stock-based compensation plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended December 31, 2005 and 2004, or the three and six month periods ended June 30, 2005, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note E, “Stock-Based Compensation Plans” for the pro forma impact as of June 30, 2005. Results for the prior periods have not been restated.
As a result of adopting FAS 123(R) on January 1, 2006, the Corporation’s income before taxes and net income for the six month period ended June 30, 2006, are $65,000 and $43,000 lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25. Compensation expense for stock-based compensation as a result of the adoption of FAS 123(R) negatively impacted basic and diluted earnings per share for the six months ended June 30, 2006 by $0.01 and $0.01, respectively. The adoption of FAS 123(R) had no impact on basic and diluted earnings per share for the three months ended June 30, 2006.
As of June 30, 2006, there was $16,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Corporation’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 9 months. The total fair value of options vested during the six month periods ended June 30, 2006 and 2005 was $54,000 and zero, respectively. For additional information related to our stock-based compensation plans and the adoption of FAS 123(R), please see Note E, “Stock-Based Compensation Plans” in the accompanying notes to the financial statements of this Form 10-Q.
Financial Condition
Total Assets
Total assets increased $63.4 million, or 4.3%, to $1.52 billion at June 30, 2006 compared to $1.46 billion at December 31, 2005. The asset growth can be attributed to internal loan growth partially offset by decreases in investment securities and Federal Home Loan Bank stock.
Investment Securities
Available-for-sale investment securities decreased $2.2 million, or 1.3%, from $173.6 million at December 31, 2005, to $171.4 million at June 30, 2006. The decrease in investment securities is due to maturities and principal pay downs partially offset by purchases.

Federal Home Loan Bank Stock
Federal Home Loan Bank (“FHLB”) stock decreased $5.5 million, or 27.1%, from $20.4 million at December 31, 2005, to $14.9 million, at June 30, 2006. In the second quarter of 2006, the Federal Home Loan Bank of Chicago redeemed up to 40% of the bank members voluntary FHLB stock holdings.
Loans Receivable
Loans receivable, net of allowance for loan losses, increased $70.2 million from $1.12 billion at December 31, 2005 to $1.19 billion at June 30, 2006. The growth in loans can be attributed to growth in all loan types with the exception of other loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At June 30, 2006 we designated $1.2 million of loans as held for sale.
Total Deposits and Borrowings
Total deposits decreased $17.3 million, or 1.5%, from $1.16 billion on December 31, 2005 to $1.14 billion on June 30, 2006. The decrease in deposits can be attributed to a decline of $26.8 million in non-interest bearing deposits partially offset by an increase of $9.6 million in interest bearing deposits. The increase in interest bearing deposits is due to an increase in certificates of deposit, partially offset by a decrease in NOW accounts, savings accounts and money market investment accounts. At June 30, 2006, the Corporation had approximately $124.1 million in brokered certificates of deposit compared with $85.2 million at December 31, 2005. The brokered deposits are generally for terms of one year to five years. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.
Short-term borrowings totaled $98.4 million at June 30, 2006, compared to $44.3 million at December 31, 2005, an increase of $54.1 million. Short-term borrowings consist of federal funds borrowed from correspondent banks, repurchase agreements and a holding company line of credit from our primary correspondent bank. Long-term debt increased by $25.8 million, or 25.6%, from $101.1 million on December 31, 2005 to $126.9 million on June 30, 2006. Long-term debt consists of Federal Home Loan Bank advances and acquisition notes associated with the Reedsburg transaction. The increase in borrowings reflects the need to fund loan growth due to the decrease in deposit balances.
Junior subordinated debt owed to unconsolidated trusts totaled $46.4 million at both June 30, 2006 and December 31, 2005. We had obligations represented by subordinated debentures at June 30, 2006 totaling $46.4 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at June 30, 2006.
Capital Resources
Stockholders’ equity totaled $92.4 million at June 30, 2006 compared to $93.2 million at December 31, 2005. The component changes in stockholders’ equity consist of net income of $2.4 million, a net decrease of $1.4 million in accumulated other comprehensive income, purchase of treasury stock of $515,000, exercise of stock options of $8,000, an adjustment of $65,000 due to the adoption of FAS 123(R), less payments of dividends to shareholders of $1.3 million. We and our banks continue to exceed our regulatory capital requirements.
Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets. Our tier 1 capital to risk-weighted assets was 7.38% at June 30, 2006, above the 4.0% minimum required. Total capital to risk-adjusted assets was 9.41%; also above the 8.0% minimum requirement. The leverage ratio was at 6.24% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.
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

     Nonperforming assets are summarized, for the dates indicated, as follows:

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Dollars in Thousands)
Non-accrual loans:
Conventional single-family residential	$2,370	$2,555	$1,126
Commercial and multifamily residential	3,076	508	2,921
Commercial business loans	2,191	1,358	1,383
Consumer and installment loans	788	826	791

Total non-accrual loans	8,425	5,247	6,221

Other real estate owned	349	1,812	1,471

Total nonperforming assets	$8,774	$7,059	$7,692

Ratios:
Non-accrual loans to total loans	0.70%	0.46%	0.56%
Nonperforming assets to total assets	0.58%	0.48%	0.54%
Loan loss allowance to non-accrual loans	140.96%	248.73%	166.87%
Loan loss allowance to total loans	0.99%	1.15%	0.94%
Nonperforming assets increased by $1.7 million from $7.1 million at December 31, 2005 to $8.8 million at June 30, 2006, an increase of 24.3%. The $3.2 million increase in non-accrual loans was primarily the result of a $1.9 million increase at the subsidiary bank at which a loan officer of the subsidiary bank was able to operate outside of prescribed bank lending policies and procedures. The employment of the loan officer in question was terminated immediately upon discovery of the event. In addition, we are instituting changes to our policies, procedures and internal controls that will mitigate risk going forward. The remainder of the increase in non-accrual loans is due to two loans at a separate subsidiary bank. Other real estate owned decreased $1.5 million due to the sale of two properties. We believe any losses on current non-accrual loan balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.
The following table presents changes in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Dollars in Thousands)
Balance at beginning of period	$11,951	$10,368	$13,051	$10,623
Provision for loan losses	390	390	780	780
Charge-offs:
Commercial and multifamily residential	(1)	(19)	(254)	(27)
Commercial business loans	(382)	(184)	(1,410)	(807)
Consumer and installment loans	(206)	(246)	(492)	(347)

Total charge-offs	(589)	(449)	(2,156)	(1,181)

Recoveries:
Commercial and multifamily residential	7	3	11	15
Commercial business loans	109	27	115	47
Consumer and installment loans	8	42	75	97

Total recoveries	124	72	201	159

Net charge-offs	(465)	(377)	(1,955)	(1,022)

Balance at end of period	$11,876	$10,381	$11,876	$10,381

For the three and six months ended June 30, 2006, net charge-offs were $465,000 and $2.0 million, respectively, compared to $377,000 and $1.0 million for the three and six months ended June 30, 2005. The increase in net charge-offs in 2006 is due to charge-offs related to our discovery that an officer at one of our subsidiary banks was operating outside of prescribed bank lending policies and procedures which resulted in the bank experiencing losses with respect to certain loans. A significant loan loss provision was made in the fourth quarter of 2005 related to the activities of the loan officer. The ratio of allowance for loan losses to total loans was 0.99% at June 30, 2006, 1.15% as of December 31, 2005 and 0.94% at June 30, 2005.
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
The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the first six months of 2006 is consistent with prior periods.
Potential Problem Loans
We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans. As of June 30, 2006, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $71.0 million compared to $72.4 million on March 31, 2006 and $50.7 million as of December 31, 2005. Management believes the quality of the loan portfolio remains strong due to the collateral position of our classified loans.
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

Comparison of Three and Six Months Ended June 30, 2006 and 2005
Net Income
The Corporation had net income of $1.4 million, or $0.37 per diluted share, for the three months ended June 30, 2006 compared to $1.6 million, or $0.44 per diluted share, for the three months ended June 30, 2005, representing a 16.6% decrease in net income and a 15.9% decrease in diluted earnings per share. For the six months ended June 30, 2006, the Corporation had net income of $2.4 million, or $0.65 per diluted share, compared to $3.4 million, or $0.93 per diluted share, for the six months ended June 30, 2005, representing a 30.4% decrease in net income and a 30.1% decrease in diluted earnings per share.
Net Interest Income
Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well as being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2006 was $11.9 million, a decrease of 1.5% from the $12.1 million reported for the same period in 2005, and for the six months ended June 30, 2006 was $23.6 million, a decrease of 1.6% from the $24.0 million reported for the same period in 2005. The slight decrease in net interest income is due to a decline in our net interest margin, partially offset by an increase in average interest earning assets of $92.9 million and $95.6 million, respectively, for the three and six months ended June 30, 2006. Our net interest margin on a fully taxable-equivalent basis was 3.47% and 3.48% for the three and six month periods ended June 30, 2006, respectively, compared to 3.78% and 3.81% for the same period in the prior year. The decrease in our net interest margin is due to our funding solid loan growth with more expensive wholesale funding compared to the lower cost of core deposits. Like many other financial institutions in our market area, core deposit growth has been difficult to achieve at reasonable interest rate levels due to the rising rate environment and aggressive competition. The increase in market interest rates during the current year caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to increase to 6.76% and 6.63%, respectively, for the three and six months ended June 30, 2006 from 5.99% and 5.92% for the three and six months ended June 30, 2005. Similarly the increase in market interest rates during the current year caused the average rate on a fully taxable-equivalent basis paid on interest bearing liabilities to increase to 3.60% and 3.45%, respectively, for the three and six months ended June 30, 2006 compared to 2.46% and 2.35% for the same period in the prior year.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:
AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Three Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Loans, net (1)(2)	$1,178,487	$20,854	7.10%	$1,089,378	$16,975	6.25%
Loans exempt from federal income taxes (3)	3,280	55	6.67%	3,416	62	7.29%
Taxable investment securities (4)	34,302	303	3.54%	35,516	425	4.80%
Mortgage-related securities (4)	91,156	1,032	4.54%	89,817	893	3.99%
Investment securities exempt from federal income taxes (3)(4)	69,073	977	5.67%	63,669	850	5.35%
Other securities	4,421	52	4.72%	6,041	36	2.39%

Interest earning assets	1,380,719	23,273	6.76%	1,287,837	19,241	5.99%

Non interest earning assets	123,710			126,142

Average assets	$1,504,429			$1,413,979

Liabilities and Stockholders’ Equity
NOW deposits	$105,161	218	0.83%	$98,075	141	0.58%
Money market deposits	236,414	1,779	3.02%	224,590	836	1.49%
Savings deposits	127,063	383	1.21%	137,065	306	0.90%
Time deposits	521,864	5,337	4.10%	460,864	3,322	2.89%
Short-term borrowings	102,388	1,381	5.41%	72,193	572	3.18%
Long-term borrowings	123,638	1,327	4.30%	118,865	1,165	3.93%
Junior subordinated debt owed to unconsolidated trusts	46,394	903	7.81%	46,394	773	6.68%

Interest bearing liabilities	1,262,922	11,328	3.60%	1,158,046	7,115	2.46%

Demand deposits and other non interest bearing liabilities	147,681			162,410
Stockholders’ equity	93,826			93,523

Average liabilities and stockholders’ equity	$1,504,429			$1,413,979

Net interest spread (5)		$11,945	3.16%		$12,126	3.53%
Net interest earning assets	$117,797			$129,791
Net interest margin on a fully tax equivalent basis (6)			3.47%			3.78%
Net interest margin (6)			3.37%			3.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.09			1.11

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:
AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Six Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Loans, net (1)(2)	$1,163,307	$40,137	6.96%	$1,068,354	$32,727	6.18%
Loans exempt from federal income taxes (3)	3,332	111	6.69%	3,535	129	7.35%
Taxable investment securities (4)	35,624	646	3.66%	34,720	825	4.79%
Mortgage-related securities (4)	90,395	2,001	4.46%	92,383	1,766	3.85%
Investment securities exempt from federal income taxes (3)(4)	69,176	1,950	5.68%	63,961	1,777	5.60%
Other securities	4,987	114	4.61%	8,260	74	1.81%

Interest earning assets	1,366,821	44,959	6.63%	1,271,213	37,298	5.92%

Non interest earning assets	124,923			122,015

Average assets	$1,491,744			$1,393,228

Liabilities and Stockholders’ Equity
NOW deposits	$105,505	417	0.80%	$97,448	274	0.57%
Money market deposits	240,377	3,348	2.81%	232,679	1,624	1.41%
Savings deposits	129,083	796	1.24%	135,667	603	0.90%
Time deposits	513,296	10,099	3.97%	443,042	6,021	2.74%
Short-term borrowings	94,907	2,464	5.24%	67,429	1,029	3.08%
Long-term borrowings	118,160	2,456	4.19%	117,909	2.245	3.84%
Junior subordinated debt owed to unconsolidated trusts	46,394	1,766	7.68%	46,394	1,500	6.52%

Interest bearing liabilities	1,247,722	21,346	3.45%	1,140,568	13,296	2.35%

Demand deposits and other non interest bearing liabilities	150,038			159,471
Stockholders’ equity	93,984			93,189

Average liabilities and stockholders’ equity	$1,491,744			$1,393,228

Net interest spread (5)		$23,613	3.18%		$24,002	3.57%
Net interest earning assets	$119,099			$130,645
Net interest margin on a fully tax equivalent basis (6)			3.48%			3.81%
Net interest margin (6)			3.38%			3.70%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.10			1.11

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual status during the period indicated.

(3)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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
VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Compared to June 30, 2005			Compared to June 30, 2005
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in Thousands)
Interest-Earning Assets:
Loans, net (1)	$1,447	$2,432	$3,879	$3,039	$4,371	$7,410
Loans exempt from federal income taxes (2)	—	(7)	(7)	(6)	(12)	(18)
Taxable investment securities	(14)	(108)	(122)	22	(201)	(179)
Mortgage-related securities	13	126	139	(37)	272	235
Investment securities exempt from federal income taxes (2)	75	52	127	147	26	173
Other securities	(6)	22	16	(14)	54	40

Total interest-earning assets	$1,515	$2,517	$4,032	$3,151	$4,510	$7,661

Interest-Bearing Liabilities:
NOW deposits	$11	$66	$77	$24	$119	$143
Money market deposits	46	897	943	55	1,669	1,724
Savings deposits	(20)	97	77	(28)	221	193
Time deposits	484	1,531	2,015	1,067	3,011	4,078
Short-term borrowings	300	509	809	524	911	1,435
Long-term borrowings	48	114	162	5	206	211
Junior subordinated debt owed to unconsolidated trusts	—	130	130	—	266	266

Total interest-bearing liabilities	$869	$3,344	$4,213	$1,647	$6,403	$8,050

Net change in net interest income			$(181)			$(389)

(1)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

Provision for Loan Losses
For the three months and six ended June 30, 2006 and 2005, the provision for loan losses was $390,000 and $780,000 in each period. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.
Non-Interest Income
Non-interest income for the three months ended June 30, 2006 was $3.3 million compared to $3.4 million for the three months ended June 30, 2005, a decrease of $165,000, or 4.8%. Non-interest income for the six months ended June 30, 2006 was $7.0 million compared to $7.5 million for the six months ended June 30, 2005, a decrease of $491,000, or 6.5%. The composition of non-interest income is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Service charges on deposit accounts	$1,104	$1,036	$2,156	$1,989
Service charges on loans	845	949	1,596	1,674
Securities gains, net	—	—	—	—
Gain on sale of loans, net	39	96	54	199
Gain on sale of fixed assets, net	15	—	190	395
Tax fees, brokerage and insurance commissions	461	475	1,265	1,040
Other	803	876	1,773	2,228

Total non-interest income	$3,267	$3,432	$7,034	$7,525

Service charges on deposit accounts for the three months ended June 30, 2006 were $1.1 million compared to $1.0 million for the three months ended June 30, 2005, an increase of $68,000, or 6.6%. Service charges on deposit accounts for the six months ended June 30, 2006 were $2.2 million compared to $2.0 million for the six months ended June 30, 2005, an increase of $167,000, or 8.4%. The increase in 2006 is the result of fee structure modifications company-wide.
Service charges on loans for the three months ended June 30, 2006 were $845,000 compared to $949,000 for the three months ended June 30, 2005, a decrease of $104,000, or 11.0%. Service charges on loans for the six months ended June 30, 2006 were $1.6 million compared to $1.7 million for the six months ended June 30, 2005, a decrease of $78,000, or 4.7%.
Gains on the sale of loans were $39,000 and $54,000 for the three and six months ended June 30, 2006, respectively, compared to $96,000 and $199,000 for the three and six months ended June 30, 2005. Slightly higher market interest rates led to lower secondary market sales volume of 15 and 30 year residential mortgage loans in 2006 compared to 2005.
Tax fees and brokerage and insurance commissions were $461,000 and $1.3 million for the three and six months ended June 30, 2006, respectively, compared to $475,000 and $1.0 million for the three and six months ended June 30, 2005 due to the continued expansion of those services.
Other non-interest income for the three and six months ended June 30, 2006 was $803,000 and $1.8 million, respectively, compared to $876,000 and $2.2 million for the same periods in the prior year. Other non-interest income includes credit and debit card income, safe deposit box fees, ATM fees and income associated with the increase in the cash surrender value of life insurance policies. The three and six months ended June 30, 2005 included non-recurring fee income of $50,000 and $540,000, respectively, related to the sale of Pulse EFT Association to Discover Financial Services.
In addition to the non-recurring items listed above, Merchants received $194,000 during the first quarter of 2006 in partial restitution from a loan officer at one of our subsidiary banks who was operating outside of prescribed bank lending policies and procedures. Merchants intends to continue to aggressively pursue any possible recoveries with respect to this matter including those which may result from potential insurance coverage from Merchants’ financial institution bond carrier, continued payments from borrowers with respect to the loans relating to this matter and further restitution from the officer in question.

Non-Interest Expense
Non-interest expense for the three months ended June 30, 2006 was $12.5 million compared to $12.4 million for the three months ended June 30, 2005, an increase of $70,000, or 0.6%. Non-interest expense for the six months ended June 30, 2006 was $25.8 million compared to $25.0 million for the six months ended June 30, 2005, an increase of $749,000, or 3.0%. The major components of non-interest expense are shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Salaries and employee benefits	$7,299	$6,971	$15,056	$14,218
Premises and equipment	1,672	1,807	3,501	3,677
Data processing fees	860	884	1,770	1,731
Marketing and business development	499	657	1,002	1,051
Other	2,165	2,106	4,422	4,325

Total noninterest expense	$12,495	$12,425	$25,751	$25,002

Salaries and employee benefits for the three months ended June 30, 2006 were $7.3 million compared to $7.0 million for the three months ended June 30, 2005, an increase of $328,000, or 4.7%. Salaries and employee benefits for the six months ended June 30, 2006 were $15.1 million compared to $14.2 million for the six months ended June 30, 2005, an increase of $838,000, or 5.9%. Effective January 1, 2006, the Corporation adopted FAS 123(R) which resulted in additional compensation cost of $5,000 and $65,000, respectively for the three and six months ended June 30, 2006. The increase in salaries and benefits is due to higher health insurance benefit costs and normal pay increases.
Premises and equipment expense decreased $135,000 to $1.7 million and $176,000 to $3.5 million for the three and six months ended June 30, 2006, respectively, compared to $1.8 million and $3.7 million for the same periods in the prior year. Premises and equipment expense includes costs associated with new branch openings, utility costs, depreciation and continuing maintenance of our facilities.
Data processing fees for the three months ended June 30, 2006 were $860,000 compared to $884,000 for the three months ended June 30, 2005, a decrease of $24,000, or 2.7%. Data processing fees for the six months ended June 30, 2006 were $1.8 million compared to $1.7 million for the six months ended June 30, 2005, an increase of $39,000, or 2.3%. The increase is due to increased costs from our data servicing provider as well as equipment and software upgrades.
Marketing and business development expense decreased $158,000 to $499,000 and $49,000 to $1.0 million for the three and six months ended June 30, 2006, respectively, compared to $657,000 and $1.1 million for the same periods in the prior year. The decrease is primarily due to decreased expenses related to premium items, signage and shareholder materials.
Other expenses for the three and six months ended June 30, 2006 were $2.2 million and $4.4 million, respectively, compared to $2.1 million and $4.3 million for the three and six months ended June 30, 2005, an increase of $59,000 and $97,000, respectively. We continue to be focused as an organization on controlling expenses during 2006.
Income Taxes
Income taxes for the three months ended June 30, 2006 were $609,000 compared to $794,000 for the three months ended June 30, 2005, a decrease of $185,000, or 23.3%. Income taxes for the six months ended June 30, 2006 were $1.0 million compared to $1.7 million for the six months ended June 30, 2005, a decrease of $635,000, or 38.4%. The effective tax rate decreased to 30.8% and 29.9% for the three and six months ended June 30, 2006, respectively, compared to 32.6% and 32.5% for the same periods in the prior year. The decrease in the effective tax rate is primarily due to an increase in tax exempt income for the three and six months ended June 30, 2006.
Liquidity
Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2006, compared to $7.2 million provided by operating activities for the six months ended June 30, 2005, a decrease of $3.2 million. Net cash used in investing activities decreased by $13.9 million, to $63.2 million for the six months ended June 30, 2006, from $77.1 million used in the same period in 2005. Net cash provided by financing activities was $61.6 million for the six months ended June 30, 2006 compared to $59.8 million provided by financing activities during the same period in 2005, an increase of $1.8 million.
The Corporation expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the Asset/Liability Management committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. The Corporation’s primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and investment securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on loans and investment securities are influenced significantly by general interest rates, economic conditions and competition. In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, we believe that the Banks could borrow $119.1 million for a short time from these banks on a collective basis. The Banks are members of the Federal Home Loan Bank (FHLB) and each has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.
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

The following table shows the interest rate sensitivity gap for four different time intervals as of June 30, 2006. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation’s historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of June 30, 2006
	Within	Six to Twelve	One to Five	Over
	Six months	Months	Years	Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$126,236	$88,956	$360,865	$16,995	$593,052
Adjustable-rate mortgage loans	176,244	21,528	40,648	907	239,327

Total mortgage loans	302,480	110,484	401,513	17,902	832,379
Commercial business loans	156,650	32,792	87,328	4,903	281,673
Consumer loans	15,629	8,768	25,793	1,680	51,870
Home equity loans	22,327	—	7,472	169	29,968
Other loans	3,699	482	1,748	874	6,803
Mortgage-related securities	6,734	6,699	49,308	28,685	91,426
Fixed rate investment securities and other	204	3,012	28,709	48,031	79,956
Variable rate investment securities and other	20,578	—	—	—	20,578

Total interest-earning assets	$528,301	$162,237	$601,871	$102,244	$1,394,653

Interest-bearing liabilities:
Deposits
Time deposits	$163,565	$137,905	$229,905	$13,434	$544,809
NOW accounts	6,288	6,289	62,885	29,346	104,808
Savings accounts	7,552	7,625	75,521	35,243	125,941
Money market accounts	25,323	13,357	133,569	62,332	234,581
Short-term borrowings	98,408	—	—	—	98,408
Long-term borrowings	14,029	18,255	94,062	600	126,946
Junior subordinated debt owed to unconsolidated trusts	28,352	—	—	18,042	46,394

Total interest-bearing liabilities	$343,517	$183,431	$595,942	$158,997	$1,281,887

Interest-earning assets less interest-bearing liabilities	$184,784	($21,194)	$5,929	($56,753)	$112,766

Cumulative interest rate sensitivity gap	$184,784	$163,590	$169,519	$112,766

Cumulative interest rate sensitivity gap as a percentage of total assets	12.14%	10.75%	11.14%	7.41%

At June 30, 2006, the Corporation’s cumulative interest-rate sensitive gap as a percentage of total assets was a positive 12.14% for amounts maturing or repricing within six months and a positive 10.75% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.
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
Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write—offs; (2) changes in management’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; and (10) changes in accounting principles, policies or guidelines. Other risks that may affect our performance are discussed further in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended December 31, 2005.
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

The employment of the loan officer in question was terminated immediately upon discovery of the event and the Corporation’s internal audit department has also conducted a thorough review of the internal controls, independent of the subsidiary bank. The Corporation has taken many of the steps outlined below, which management currently believes will be fully completed in order to eliminate the material weakness by the end of 2006.
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
Other than the progress made during the quarter in the steps to remediate the material weakness described above, there was no change in the Corporation’s internal control over financial reporting during the Corporation’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
As of June 30, 2006 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	NONE

(b)	NONE

(c)	Issuer Purchases of Equity Securities

	Total	Average	Total Number	Maximum Number
	Number	Price	of Shares Purchased	of Shares that May
	of Shares	Paid Per	As Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
April 1, 2006 — April 30, 2006	—	$—	—	—
May 1, 2006 — May 31, 2006	15,000	$34.35	—	—
June 1, 2006 — June 30, 2006	—	—	—	—

Total	15,000	$34.35	—	—

The shares reflected on the table above represent a privately negotiated purchase by the Corporation of shares of its common stock from a brokerage firm. The Corporation does not currently have a stock repurchase program in effect.
Item 3. Defaults upon Senior Securities — NONE
Item 4. Submission of Matters to Vote of Security Holders
ANNUAL MEETING OF SHAREHOLDERS. The Annual Meeting of Shareholders was held on May 16, 2006. Only shareholders of record at the close of business on March 27, 2006 (the “Voting Record Date”) were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 3,702,180 shares of common stock outstanding, and on the annual meeting date, 3,110,866 shares were present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the matters voted upon at the Annual Meeting.

	Votes cast “FOR”
	the reelection	Votes Withheld

Nominees for Director for Three-Year Term Expiring in 2009:
Steven R. Blakeslee	2,555,730	555,136
Harold J. Mueller	2,551,889	558,977
Sister Joel Read	2,591,454	519,412
Donald A. Zellmer	2,517,978	592,888

	Votes cast	Votes cast		Broker
	“FOR”	“AGAINST”	Votes Abstained	Non-Votes

Approval of Merchants 2006 Stock Incentive Plan	1,876,434	619,365	137,686	477,381

Shareholder proposal:
Engagement of an investment banking firm to explore the sale of Merchants.	742,649	1,866,683	24,157	477,377
Item 5. Other Information
On May 16, 2006, at the annual meeting of shareholders of the Corporation, shareholders approved a proposal to adopt the Merchants 2006 Stock Incentive Plan. A copy of the 2006 Stock Incentive Plan is attached hereto as an exhibit and is incorporated herein by reference. A summary description of the terms of the 2006 Stock Incentive Plan is set forth in the Corporation’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2006. The section of the definitive proxy statement entitled “Proposal 2 — Approval of 2006 Stock Incentive Plan” from pages 25 to 27 is incorporated herein by reference.
Item 6. Exhibits
     The following exhibits are filed as part of this report:

EXHIBIT 10.1	Merchants and Manufacturers Bancorporation, Inc. 2006 Stock Incentive Plan

EXHIBIT 10.2	Form of Stock Option Agreement for Merchants and Manufacturers Bancorporation, Inc. 2006 Stock Incentive Plan

EXHIBIT 10.3	Form of Restricted Stock Agreement for Merchants and Manufacturers Bancorporation, Inc. 2006 Stock Incentive Plan

EXHIBIT 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC. (Registrant)
Date August 7, 2006	/s/ Michael J. Murry
Michael J. Murry
Chairman of the Board of Directors and Chief Executive Officer Principal Executive Officer

Date August 7, 2006	/s/ Frederick R. Klug
Frederick R. Klug
Executive Vice President & Chief Financial Officer Principal Financial Officer

10-Q EXHIBIT LIST

EXHIBIT NO.	DESCRIPTION
EXHIBIT 10.1	Merchants and Manufacturers Bancorporation, Inc. 2006 Stock Incentive Plan

EXHIBIT 10.2	Form of Stock Option Agreement for Merchants and Manufacturers Bancorporation, Inc. 2006 Stock Incentive Plan

EXHIBIT 10.3	Form of Restricted Stock Agreement for Merchants and Manufacturers Bancorporation, Inc. 2006 Stock Incentive Plan

EXHIBIT 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

EXHIBIT 32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

EXHIBIT 32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	These certifications are not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.