Form 10-Q
period 2006-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2006-11-08
CIK 753682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer   Accelerated filer X Non-accelerated filer  _

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).

Yes           No X .

As of November 1, 2006, 3,687,180 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

FORM 10-Q

INDEX

                                       Page Number

Part I. Financial Information

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition as of September 30, 2006, December 31, 2005, and September 30, 2005	3

Unaudited Consolidated Statements of Income for the Three and Nine Months ended September 30, 2006 and September 30, 2005	4

Unaudited Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the Nine Months Ended September 30, 2006 and September 30, 2005	5

Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2006 and September 30, 2005	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information

Items 1-6	26

Signatures	27

Part I. Financial Information
Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in Thousands, Except Share and Per Share Amounts)
ASSETS
Cash and due from banks	$31,601	$39,551	$34,371
Interest bearing deposits in banks	2,711	863	1,051
Federal funds sold	2,729	6,364	4,061
Cash and cash equivalents	37,041	46,778	39,483

Available-for-sale securities	160,852	173,639	174,027
Loans, less allowance for loan losses of $11,550 at September 30, 2006,
$13,051 at December 31, 2005 and $10,482 at September 30, 2005	1,172,800	1,120,616	1,107,907
Accrued interest receivable	7,077	6,875	6,795
FHLB stock	14,821	20,416	20,234
Premises and equipment	35,332	33,565	32,380
Goodwill and intangible assets	34,993	35,251	35,390
Other assets	21,719	21,808	22,127
Total assets	$1,484,635	$1,458,948	$1,438,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$121,275	$159,591	$133,154
Interest bearing	1,016,866	1,000,572	993,134
Total deposits	1,138,141	1,160,163	1,126,288
Short-term borrowings	63,205	44,332	46,332
Long-term borrowings	122,289	101,107	105,912
Junior subordinated debt owed to unconsolidated trusts	46,394	46,394	46,394
Accrued interest payable	4,686	3,631	3,347
Other liabilities	14,965	10,096	14,891
Total liabilities	1,389,680	1,365,723	1,343,164

Stockholders' equity
Preferred stock, $1.00 par value; 250,000 shares authorized,
shares issued and shares outstanding - none	-	-	-
Common stock $1.00 par value; 25,000,000 shares authorized;
shares issued: 3,770,251 at September 30, 2006, December 31, 2005 and September 30, 2005; shares outstanding: 3,687,180 at
September 30, 2006 and 3,701,621 at December 31, 2005 and
September 30, 2005	3,770	3,770	3,770
Additional paid-in capital	53,678	53,614	53,614
Retained earnings	40,903	38,928	39,669
Accumulated other comprehensive loss	(1,177)	(1,369)	(156)
Treasury stock, at cost (83,071 shares at September 30, 2006, 68,630
shares at December 31, 2005 and September 30, 2005)	(2,219)	(1,718)	(1,718)
Total stockholders' equity	94,955	93,225	95,179
Total liabilities and stockholders' equity	$1,484,635	$1,458,948	$1,438,343

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$21,606	$18,019	$61,816	$50,831
Interest and dividends on securities:
Taxable	273	422	919	1,247
Tax-exempt	566	621	1,853	1,794
Interest on mortgage-backed securities	1,052	872	3,053	2,638
Interest on interest bearing deposits in
banks and federal funds sold	102	49	216	123
Total interest income	23,599	19,983	67,857	56,633

Interest expense:
Interest on deposits	8,555	5,486	23,215	14,008
Interest on short-term borrowings	964	636	3,428	1,665
Interest on long-term borrowings	1,432	1,076	3,888	3,321
Interest on junior subordinated debt owed to
unconsolidated trusts	950	808	2,716	2,308
Total interest expense	11,901	8,006	33,247	21,302

Net interest income	11,698	11,977	34,610	35,331
Provision for loan losses	390	390	1,170	1,170
Net interest income after provision for
loan losses	11,308	11,587	33,440	34,161

Non-interest income:
Service charges on deposit accounts	1,243	1,173	3,399	3,162
Service charges on loans	1,015	861	2,611	2,535
Securities gains, net	2	-	2	-
Gain on sale of loans, net	29	102	83	301
Gain (loss) on sale of fixed assets, net	(3)	(102)	187	293
Tax fees, brokerage and insurance commissions	397	290	1,662	1,330
Other	918	823	2,691	3,051
Total noninterest income	3,601	3,147	10,635	10,672

Noninterest expenses:
Salaries and employee benefits	7,347	6,990	22,403	21,208
Premises and equipment	1,680	1,695	5,181	5,372
Data processing fees	847	845	2,617	2,576
Marketing and business development	442	517	1,444	1,568
Other	2,225	2,136	6,647	6,461
Total noninterest expense	12,541	12,183	38,292	37,185

Income before income taxes	2,368	2,551	5,783	7,648
Income taxes	790	821	1,810	2,476
Net income	$1,578	$1,730	$3,973	$5,172

Basic earnings per share	$0.43	$0.47	$1.08	$1.41

Diluted earnings per share	$0.43	$0.47	$1.07	$1.40

Dividends per share	$0.18	$0.18	$0.54	$0.54

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

	Shares of				Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income	Stock	Total
	(In thousands, except Shares of Common Stock Outstanding and per share data)
Nine Months Ended September 30, 2005
Balance at December 31, 2004	3,674,054	$3,770	$53,421	$36,486	$505	$(2,443)	$91,739
Comprehensive income:
Net income	-	-	-	5,172	-	-	5,172
Change in net unrealized losses on
available-for-sale securities	-	-	-	-	(1,127)	-	(1,127)
Income tax effect	-	-	-	-	466	-	466
Total comprehensive income							4,511

Cash dividend - $0.54 per share	-	-	-	(1,989)	-	-	(1,989)
Sale of 20,206 shares of treasury stock	20,206	-	255	-		528	783
Exercise of stock options	7,361	-	(62)	-		197	135
Balance at September 30, 2005	3,701,621	$3,770	$53,614	$39,669	$(156)	$(1,718)	$95,179

Nine Months Ended September 30, 2006
Balance at December 31, 2005	3,701,621	$3,770	$53,614	$38,928	$(1,369)	$(1,718)	$93,225
Comprehensive income:
Net income	-	-	-	3,973	-	-	3,973
Change in net unrealized gains on
available-for-sale securities	-	-	-	-	292	-	292
Reclassification adjustment for gains
realized in net income	-	-	-	-	2	-	2
Income tax effect	-	-	-	-	(102)	-	(102)
Total comprehensive income							4,165

Stock-based compensation	-	-	70	-	-	-	70
Cash dividend - $0.54 per share	-	-	-	(1,998)	-	-	(1,998)
Purchase of 15,000 shares of treasury
stock	(15,000)					(515)	(515)
Exercise of stock options	559	-	(6)	-	-	14	8
Balance at September 30, 2006	3,687,180	$3,770	$53,678	$40,903	$(1,177)	$(2,219)	$94,955

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net income	$3,973	$5,172
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,170	1,170
Depreciation	2,043	2,068
Amortization and accretion of premiums and discounts, net	294	529
Securities gains, net	(2)	-
Gain on sale of loans, net	(83)	(301)
Loans originated for sale	(27,561)	(34,802)
Proceeds from sales of loans	27,031	35,735
Gain on sale of fixed assets, net	(187)	(293)
Increase in accrued interest receivable	(202)	(1,376)
Increase in accrued interest payable	1,055	1,403
FHLB stock dividend	-	(693)
Other	830	3,873
Net cash provided by operating activities	8,361	12,485

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(27,850)	(38,974)
Proceeds from sales of available-for-sale securities	13,500	26
Proceeds from redemptions and maturities of available-for-sale securities	28,810	34,934
Net increase in loans	(53,340)	(82,200)
Purchase of premises and equipment	(3,798)	(5,317)
Proceeds from sale of other real estate owned	2,195	1,517
Redemption of Federal Home Loan Bank stock	5,595	108
Net cash used in investing activities	(34,888)	(89,906)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(22,022)	93,242
Dividends paid	(1,998)	(1,989)
Net increase (decrease) in short-term borrowings	18,873	(14,990)
Proceeds from long-term borrowings	70,505	48,395
Repayment of long-term borrowings	(49,323)	(53,537)
Increase in advance payments by borrowers for taxes and insurance	1,192	595
(Purchase) sale of treasury stock	(515)	783
Common stock transactions, net	8	135
Stock-based compensation expense	70	-
Net cash provided by financing activities	16,790	72,634

Decrease in cash and cash equivalents	(9,737)	(4,787)
Cash and cash equivalents at beginning of period	46,778	44,270
Cash and cash equivalents at end of period	$37,041	$39,483

Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$32,192	$19,899
Income taxes paid	1,273	721
Loans transferred to other real estate owned	600	550

Supplemental Schedules of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized
gains (losses) on available-for-sale securities, net	$192	$(661)

See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank Financial, Fortress Bank, Fortress Bank of Cresco, Fortress Bank Minnesota, The Reedsburg Bank, and Wisconsin State Bank - collectively referred to as “the Banks,” Lincoln Neighborhood Redevelopment Corp., Merchants Merger Corp., Merchants New Merger Corp., Community Financial Group Financial Services, Inc., and Community Financial Group Mortgage, Inc. Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation. Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. and Community Bank Financial also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc. The Reedsburg Bank also includes the accounts of its wholly owned subsidiary, Reedsburg Investments, Inc. Fortress Bank also includes the accounts of its wholly owned subsidiary, Westby Investment Company, Inc. Wisconsin State Bank also includes the accounts of its wholly owned subsidiary Random Lake Investments, Inc. Community Financial Group Financial Services, Inc. also includes the accounts of its wholly owned subsidiaries Community Financial Services, LLC (CFS) and Keith C. Winters & Associates, LTD (KCW). All significant intercompany accounts and transactions for consolidated subsidiaries have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2005.

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

NOTE B -- Earnings Per Share

Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic:	2006	2005	2006	2005
		(Dollars in Thousands, Except Per Share Data)
Net income	$1,578	$1,730	$3,973	$5,172
Weighted average shares outstanding	3,687	3,700	3,965	3,684
Basic earnings per share	$0.43	$0.47	$1.08	$1.41

Diluted:
		(Dollars in Thousands, Except Per Share Data)
Net income	$1,578	$1,730	$3,973	$5,172
Weighted average shares outstanding	3,687	3,700	3,965	3,684
Effect of dilutive stock options outstanding	12	14	15	11
Diluted weighted average shares outstanding	3,699	3,714	3,710	3,695
Diluted earnings per share	$0.43	$0.47	$1.07	$1.40

NOTE C -- Comprehensive Income

The following table presents our comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars in Thousands)
Net income	$1,578	$1,730	$3,973	$5,172
Other comprehensive income
Change in unrealized securities gains (losses)	2,464	(592)	292	(1,127)
Reclassification adjustment for gains
included in net income	2	-	2	-
Income tax effect	(863)	278	(102)	466
Total comprehensive income	$3,181	$1,416	$4,165	$4,511

NOTE D -- Loans Receivable

The following table shows the composition of our loan portfolio on the dates indicated:

	September 30, 2006	December 31, 2005	September 30, 2005
		(Dollars in Thousands)
First Mortgage:
Conventional single-family residential	$190,471	$167,745	$163,291
Commercial and multifamily residential	490,861	474,840	471,289
Construction	91,331	81,651	77,827
Farmland	62,959	52,392	55,553
	835,622	776,628	767,960

Commercial business loans	259,116	270,101	266,769
Consumer and installment loans	53,003	50,663	48,213
Home equity loans	30,197	28,541	28,465
Other	6,412	7,734	6,982
	348,728	357,039	350,429
Total loans	1,184,350	1,133,667	1,118,389

Less: Allowance for loan losses	(11,550)	(13,051)	(10,482)
Loans, net	$1,172,800	$1,120,616	$1,107,907

NOTE E - Stock-Based Compensation Plans

During the second quarter of 2006, the Corporation's shareholders approved a 2006 Stock Incentive Plan under which 210,000 shares of common stock are reserved for the grant of options to directors, officers and employees at a price not less than the fair market value of the stock on the date of the grant. Options must be exercised within 10 years of the date of grant and can be regranted if forfeited. The 2006 Stock Incentive Plan also authorizes grants of restricted stock. Vesting periods are determined at the discretion of the Corporation’s Compensation Committee.

The Corporation also has a 1996 Incentive Stock Option Plan. The Corporation had reserved 210,000 shares of common stock for issuance under the plan. Vesting periods were determined at the discretion of the Corporation’s Compensation Committee. With the exception of 20,000 stock options granted in 2004, all stock options awarded in prior years were immediately vested on the date of grant. In 2004, 20,000 stock options were granted with a 32 month vesting period. At September 30, 2006, 16,722 stock options from the 2004 grant are vested and the remaining 3,278 stock options will vest on March 31, 2007. This plan became dormant upon approval of the 2006 Stock Incentive Plan, and no future grants of options are authorized from this plan.

At September 30, 2006, 210,000 shares were reserved for future grants. Activity in the Corporation's stock-based compensation plans is summarized in the following table:

	Nine Months Ended September 30, 2006
			Weighted
			Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life*	Value

Outstanding at beginning of period	112,282	$33.77
Granted	-	-
Canceled	-	-
Exercised	(559)	15.11
Outstanding at end of period	111,723	$33.86	5.0	$490,000

Options exercisable	108,445	$33.97	5.0	$476 ,000

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Exercise	Number	Average	Average	Number	Average
Price Range	Outstanding	Exercise Price	Life*	Outstanding	Exercise Price

$ 15.11	5,584	$ 15.11	1.5	5,584	$ 15.11
25.45-28.31	46,017	27.95	2.5	46,017	27.95
30.50-35.00	20,700	30.65	8.1	17,422	30.68
45.00-46.00	39,422	45.11	7.3	39,422	45.11
	111,723	$ 33.86		108,445	$ 33.97

*Weighted average contractual life remaining in years.

There were no options granted during the three and nine month periods ended September 30, 2006. The weighted-average grant date fair value of options granted during the three and nine month periods ended September 30, 2005 was zero and $35.00, respectively. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was zero and $12,000, respectively. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2005 was $13,000 and $149,000, respectively. The fair value of nonvested shares is determined based on the market price of the Corporation’s stock on the grant date.

A summary of the status of the nonvested options as of September 30, 2006 and changes during the nine month period ended September 30, 2006, is presented below.

		Weighted
		Average
		Grant Date
	Options	Fair Value

Nonvested at beginning of period	10,000	$30.50
Granted	-	-
Vested	(6,722)	30.50
Canceled	-	-
Nonvested at end of period	3,278	$30.50

As of September 30, 2006, there was $11,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Corporation's stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of six months. The total fair value of options vested during the nine month periods ended September 30, 2006 and 2005 was $54,000 and zero, respectively.

Prior to January 1, 2006, the Corporation accounted for stock-based compensation plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended December 31, 2005 and 2004, or the three and nine month periods ended September 30, 2005, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for the prior periods have not been restated.

As a result of adopting FAS 123(R) on January 1, 2006, the Corporation’s income before taxes and net income for the nine month period ended September 30, 2006, are $70,000 and $46,000 lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25. Compensation expense for stock-based compensation as a result of the adoption of FAS 123(R) negatively impacted basic and diluted earnings per share for the nine months ended September 30, 2006 by $0.01 and $0.01, respectively. The adoption of FAS 123(R) had no impact on basic and diluted earnings per share for the three months ended September 30, 2006.

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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(Dollars in Thousands, Except Per Share Data)

Net income, as reported	$1,730	$5,172
Deduct total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	-	6
Pro forma net income	$1,730	$5,166

Earnings per share:
Basic:
As reported	$0.47	$1.41
Pro forma	$0.47	$1.40
Diluted:
As reported	$0.47	$1.40
Pro forma	$0.47	$1.40

In determining compensation cost using the fair value method prescribed in FAS 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants at September 30, 2005: dividend yield of 1.88%; expected price volatility of 21.81%; blended risk-free interest rates of 4.50%; and expected life of 9.25 years.

NOTE F - Recent Accounting Pronouncements

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (“FAS 155”). FAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 155 resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. For the Corporation this Statement is effective for calendar year 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.

In March 2006, the FASB issued FASB Statement No.156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. For the Corporation this Statement is effective for calendar year 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.

In June 2006, the FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, disclosure, and transition. The provisions of the interpretation are effective for the first fiscal year beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the financial statement impact related to the adoption of this pronouncement, including all required analyses and disclosures, which will be completed by the implementation date of January 1, 2007.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. For the Corporation this Statement is effective for calendar year 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R) (“FAS 158”). FAS 158 requires companies to recognize the over funded or under funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. For the Corporation this Statement is effective as of December 31, 2006. No significant impact is expected on the consolidated financial statements at the time of adoption.

NOTE G - Commitments and Contingent Liabilities

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

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at September 30, 2006, December 31, 2005 and September 30, 2005, are as follows:

	September 30, 2006	December 31, 2005	September 30, 2005
		(Dollars in Thousands)

Commitments to originate mortgage loans	$ 25,816	$ 37,426	$ 26,788

Unused lines of credit:
Commercial business	245,854	193,581	193,766
Home equity	40,223	31,582	29,242
Credit cards	18,109	21,031	20,455

Standby letters of credit	6,754	12,362	15,677

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

Standby letters of credit are conditional commitments issued by a Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The issuing Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the issuing Bank would be required to fund the commitment. The maximum potential amount of future payments the issuing Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the issuing Bank would be entitled to seek recovery from the customer. At September 30, 2006 no amounts have been recorded as liabilities for the issuing Banks' potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation had net income of $1.6 million, or $0.43 per diluted share, for the three months ended September 30, 2006 compared to $1.7 million, or $0.47 per diluted share, for the three months ended September 30, 2005, representing an 8.8% decrease in net income. For the nine months ended September 30, 2006, the Corporation had net income of $4.0 million, or $1.07 per diluted share, compared to $5.2 million, or $1.40 per diluted share, for the nine months ended September 30, 2005, representing a 23.2% decrease in net income and a 23.6% decrease in diluted earnings per share.

The decrease in earnings for the nine months ended September 30, 2006 compared to the same period in the prior year is partially attributable to non-recurring items incurred during 2005. The nine months ended September 30, 2006 included pre-tax non-recurring income of $203,000 compared to $834,000 for the same period in 2005. Earnings were also affected by a decline in the net interest margin to 3.38% for the nine months ended September 30, 2006 compared to 3.68% for the same period in the prior year. The decrease in our net interest margin is due to our funding solid loan growth with more expensive wholesale funding compared to the lower cost of core deposits.

Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Prior to January 1, 2006, the Corporation accounted for the stock-based compensation plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended December 31, 2005 and 2004, or the three and nine month periods ended September 30, 2005, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note E, “Stock-Based Compensation Plans” for the pro forma impact as of September 30, 2005. Results for the prior periods have not been restated.

As a result of adopting FAS 123(R) on January 1, 2006, the Corporation’s income before taxes and net income for the nine month period ended September 30, 2006, are $70,000 and $46,000 lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25. Compensation expense for stock-based compensation as a result of the adoption of FAS 123(R) negatively impacted basic and diluted earnings per share for the nine months ended September 30, 2006 by $0.01 and $0.01, respectively. The adoption of FAS 123(R) had no impact on basic and diluted earnings per share for the three months ended September 30, 2006.

As of September 30, 2006, there was $11,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Corporation's stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of six months. The total fair value of options vested during the nine month periods ended September 30, 2006 and 2005 was $54,000 and zero, respectively. For additional information related to our stock-based compensation plans and the adoption of FAS 123(R), please see Note E, “Stock-Based Compensation Plans” in the accompanying notes to the financial statements of this Form 10-Q.

Financial Condition

Total Assets

Total assets increased $25.7 million, or 1.8%, to $1.48 billion at September 30, 2006 compared to $1.46 billion at December 31, 2005. The asset growth can be attributed to internal loan growth partially offset by decreases in investment securities and Federal Home Loan Bank stock.

Investment Securities

Available-for-sale investment securities decreased $12.8 million, or 7.4%, from $173.6 million at December 31, 2005, to $160.8 million at September 30, 2006. The decrease in investment securities is due to maturities, principal pay downs and sales partially offset by purchases.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock decreased $5.6 million, or 27.4%, from $20.4 million at December 31, 2005, to $14.8 million, at September 30, 2006. In the second quarter of 2006, the Federal Home Loan Bank of Chicago redeemed up to 40% of the bank members voluntary FHLB stock holdings.

Loans Receivable

Loans receivable increased $50.7 million, or 4.5% from $1.12 billion at December 31, 2005 to $1.17 billion at September 30, 2006. The growth in loans can be attributed to growth in all loan types with the exception of commercial business loans and other loans. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At September 30, 2006 we designated $1.1 million of loans as held for sale.

Total Deposits and Borrowings

Total deposits decreased $22.0 million, or 1.9%, from $1.16 billion on December 31, 2005 to $1.14 billion on September 30, 2006. The decrease in deposits can be attributed to a decline of $38.3 million in non-interest bearing deposits partially offset by an increase of $16.3 million in interest bearing deposits. The increase in interest bearing deposits is due to an increase in certificates of deposit, partially offset by a decrease in NOW accounts, savings accounts and money market investment accounts. At September 30, 2006, the Corporation had approximately $117.7 million in brokered certificates of deposit compared with $85.2 million at December 31, 2005. The brokered deposits are generally for terms of one year to five years. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Short-term borrowings totaled $63.2 million at September 30, 2006, compared to $44.3 million at December 31, 2005, an increase of $18.9 million. Short-term borrowings consist of federal funds borrowed from correspondent banks, repurchase agreements and a holding company line of credit from our primary correspondent bank. Long-term debt increased by $21.2 million, or 21.0%, from $101.1 million on December 31, 2005 to $122.3 million on September 30, 2006. Long-term debt consists of Federal Home Loan Bank advances and acquisition notes associated with the Reedsburg transaction. The increase in borrowings reflects the need to fund loan growth due to the decrease in deposit balances.

Junior subordinated debt owed to unconsolidated trusts totaled $46.4 million at both September 30, 2006 and December 31, 2005. We had obligations represented by subordinated debentures at September 30, 2006 totaling $46.4 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at September 30, 2006.

Capital Resources

Stockholders' equity totaled $95.0 million at September 30, 2006 compared to $93.2 million at December 31, 2005. The component changes in stockholders' equity consist of net income of $4.0 million, a net increase of $192,000 in accumulated other comprehensive income, purchase of treasury stock of $515,000, exercise of stock options of $8,000, an adjustment of $70,000 due to the adoption of FAS 123(R), less payments of dividends to shareholders of $2.0 million. We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets. Our tier 1 capital to risk-weighted assets was 7.62% at September 30, 2006, above the 4.0% minimum required. Total capital to risk-adjusted assets was 9.63%; also above the 8.0% minimum requirement. The leverage ratio was at 6.38% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.

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

Nonperforming assets are summarized, for the dates indicated, as follows:

	September 30, 2006	December 31, 2005	September 30, 2005
		(Dollars in Thousands)

Non-accrual loans:
Conventional single-family residential	$4,496	$2,555	$2,063
Commercial and multifamily residential	3,114	508	1,880
Commercial business loans	2,248	1,358	1,126
Consumer and installment loans	967	826	908
Total non-accrual loans	10,825	5,247	5,977

Other real estate owned	349	1,812	1,846
Total nonperforming assets	$11,174	$7,059	$7,823

Ratios:
Non-accrual loans to total loans	0.91%	0.46%	0.53%
Nonperforming assets to total assets	0.75%	0.48%	0.54%
Loan loss allowance to non-accrual loans	106.70%	248.73%	175.37%
Loan loss allowance to total loans	0.98%	1.15%	0.94%

Nonperforming assets increased by $4.1 million from $7.1 million at December 31, 2005 to $11.2 million at September 30, 2006, an increase of 58.3%. The $5.6 million increase in non-accrual loans was partially the result of a $1.8 million increase at the subsidiary bank at which a loan officer of the subsidiary bank was able to operate outside of prescribed bank lending policies and procedures. The employment of the loan officer in question was terminated immediately upon discovery of the event. Furthermore, we are instituting changes to our policies, procedures and internal controls that will mitigate risk going forward. In addition, part of the increase was due to a $1.8 million loan at one of our subsidiary banks. The remainder of the increase in non-accrual loans is due to several loans at separate subsidiary banks. Other real estate owned decreased $1.5 million due to the sale of two properties. We believe any losses on non-accrual loan balances will be negligible, due to the collateral position in each situation. However, additional charge offs may occur upon sale of the other real estate.

The following table presents changes in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars in Thousands)

Balance at beginning of period	$11,876	$10,381	$13,051	$10,623
Provision for loan losses	390	390	1,170	1,170
Charge-offs:
Commercial and multifamily residential	(263)	(34)	(517)	(61)
Commercial business loans	(258)	(268)	(1,668)	(1,075)
Consumer and installment loans	(285)	(89)	(777)	(436)
Total charge-offs	(806)	(391)	(2,962)	(1,572)

Recoveries:
Commercial and multifamily residential	7	4	18	19
Commercial business loans	12	28	127	75
Consumer and installment loans	71	70	146	167
Total recoveries	90	102	291	261

Net charge-offs	(716)	(289)	(2,671)	(1,311)

Balance at end of period	$11,550	$10,482	$11,550	$10,482

For the three and nine months ended September 30, 2006, net charge-offs were $716,000 and $2.7 million, respectively, compared to $289,000 and $1.3 million for the three and nine months ended September 30, 2005. The increase in net charge-offs in 2006 is due to charge-offs related to our discovery that an officer at one of our subsidiary banks was operating outside of prescribed bank lending policies and procedures which resulted in the bank experiencing losses with respect to certain loans. A significant loan loss provision was made in the fourth quarter of 2005 related to the activities of the loan officer. The ratio of allowance for loan losses to total loans was 0.98% at September 30, 2006, 1.15% as of December 31, 2005 and 0.94% at September 30, 2005.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the first nine months of 2006 is consistent with prior periods.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans. As of September 30, 2006, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $66.0 million compared to $71.0 million at June 30, 2006, $72.4 million on March 31, 2006 and $50.7 million as of December 31, 2005. Management believes the quality of the loan portfolio remains strong due to the collateral position of our classified loans.

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

Comparison of Three and Nine months ended September 30, 2006 and 2005

Net Income

The Corporation had net income of $1.6 million, or $0.43 per diluted share, for the three months ended September 30, 2006 compared to $1.7 million, or $0.47 per diluted share, for the three months ended September 30, 2005, representing an 8.8% decrease in net income and an 8.5% decrease in diluted earnings per share. For the nine months ended September 30, 2006, the Corporation had net income of $4.0 million, or $1.07 per diluted share, compared to $5.2 million, or $1.40 per diluted share, for the nine months ended September 30, 2005, representing a 23.2% decrease in net income and a 23.6% decrease in diluted earnings per share.

Net Interest Income

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well as being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2006 was $12.0 million, a decrease of 2.5% from the $12.3 million reported for the same period in 2005, and for the nine months ended September 30, 2006 was $35.6 million, a decrease of 1.9% from the $36.3 million reported for the same period in 2005. The slight decrease in net interest income is due to a decline in our net interest margin, partially offset by an increase in average interest earning assets of $67.4 million and $87.4 million, respectively, for the three and nine months ended September 30, 2006. Our net interest margin on a fully taxable-equivalent basis was 3.46% and 3.48% for the three and nine month periods ended September 30, 2006, respectively, compared to 3.74% and 3.79% for the same period in the prior year. The decrease in our net interest margin is due to our funding loan growth with more expensive wholesale funding compared to the lower cost of core deposits. Like many other financial institutions in our market area, core deposit growth has been difficult to achieve at reasonable interest rate levels due to the rising rate environment and aggressive competition. The increase in market interest rates during the current year caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to increase to 6.90% and 6.72%, respectively, for the three and nine months ended September 30, 2006 from 6.16% and 6.01% for the three and nine months ended September 30, 2005. Similarly the increase in market interest rates during the current year caused the average rate on a fully taxable-equivalent basis paid on interest bearing liabilities to increase to 3.77% and 3.56%, respectively, for the three and nine months ended September 30, 2006 compared to 2.69% and 2.47% for the same period in the prior year.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

AVERAGE BALANCES, INTEREST RATES AND YIELDS

For the Three Months Ended September 30,
	2006			2005
Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
			(Dollars in Thousands)
Assets
Loans, net (1)(2)	$1,183,315	$21,570	7.23%	$1,105,990	$17,976	6.45%
Loans exempt from federal income taxes (3)	3,229	55	6.70%	3,846	65	6.72%
Taxable investment securities (4)	29,087	273	3.72%	38,309	422	4.37%
Mortgage-related securities (4)	90,664	1,052	4.60%	87,808	872	3.94%
Investment securities exempt from federal income taxes (3)(4)	60,907	858	5.59%	67,526	941	5.53%
Other securities	8,168	102	4.95%	4,535	49	4.29%
Interest earning assets	1,375,370	23,909	6.90%	1,308,014	20,325	6.16%
Non interest earning assets	120,377			129,124
Average assets	$1,495,747			$1,437,138

Liabilities and Stockholders' Equity
NOW deposits	$99,776	175	0.70%	$97,526	126	0.51%
Money market deposits	236,167	1,867	3.14%	233,005	1,058	1.80%
Savings deposits	125,711	419	1.32%	136,719	331	0.96%
Time deposits	554,814	6,094	4.36%	491,147	3,971	3.21%
Short-term borrowings	64,486	964	5.93%	63,944	636	3.95%
Long-term borrowings	125,857	1,432	4.51%	110,187	1,076	3.87%
Junior subordinated debt owed to unconsolidated trusts	46,394	950	8.12%	46,394	808	6.91%
Interest bearing liabilities	1,253,205	11,901	3.77%	1,178,922	8,006	2.69%
Demand deposits and other non interest bearing liabilities	148,291			163,013
Stockholders' equity	94,251			95,203
Average liabilities and stockholders' equity	$1,495,747			$1,437,138
Net interest spread (5)		$12,008	3.13%		$12,319	3.47%
Net interest earning assets	$122,165			$129,092
Net interest margin on a fully tax equivalent basis (6)			3.46%			3.74%
Net interest margin (6)			3.37%			3.63%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.10			1.11
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

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

AVERAGE BALANCES, INTEREST RATES AND YIELDS

For the Nine Months Ended September 30,
	2006			2005
Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
			(Dollars in Thousands)
Assets
Loans, net (1)(2)	$1,170,050	$61,707	7.05%	$1,080,469	$50,703	6.27%
Loans exempt from federal income taxes (3)	3,298	165	6.70%	3,640	194	7.12%
Taxable investment securities (4)	33,851	919	3.63%	35,908	1,247	4.64%
Mortgage-related securities (4)	90,485	3,053	4.51%	90,754	2,638	3.89%
Investment securities exempt from federal income taxes (3)(4)	66,389	2,808	5.65%	64,995	2,718	5.59%
Other securities	6,059	216	4.77%	7,005	123	2.35%
Interest earning assets	1,370,132	68,868	6.72%	1,282,771	57,623	6.01%
Non interest earning assets	122,995			125,356
Average assets	$1,493,127			$1,408,127

Liabilities and Stockholders' Equity
NOW deposits	$103,574	592	0.76%	$96,080	400	0.56%
Money market deposits	238,959	5,215	2.92%	234,183	2,682	1.53%
Savings deposits	127,947	1,215	1.27%	136,022	920	0.90%
Time deposits	527,287	16,193	4.11%	459,436	10,006	2.91%
Short-term borrowings	84,636	3,428	5.42%	66,254	1,665	3.36%
Long-term borrowings	120,773	3,888	4.30%	115,307	3,321	3.85%
Junior subordinated debt owed to unconsolidated trusts	46,394	2,716	7.83%	46,394	2,308	6.65%
Interest bearing liabilities	1,249,570	33,247	3.56%	1,153,676	21,302	2.47%
Demand deposits and other non interest bearing liabilities	149,483			160,583
Stockholders' equity	94,074			93,868
Average liabilities and stockholders' equity	$1,473,127			$1,408,127
Net interest spread (5)		$35,621	3.16%		$36,321	3.54%
Net interest earning assets	$120,562			$129,095
Net interest margin on a fully tax equivalent basis (6)			3.48%			3.79%
Net interest margin (6)			3.38%			3.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.10			1.11
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

VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Compared to September 30, 2005			Compared to September 30, 2005
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
			(Dollars in Thousands)
Interest-Earning Assets:
Loans, net (1)	$1,313	$2,281	$3,594	$4,413	$6,591	$11,004
Loans exempt from federal income taxes (2)	(11)	-	(11)	(18)	(11)	(29)
Taxable investment securities	(92)	(57)	(149)	(68)	(260)	(328)
Mortgage-related securities	29	151	180	(8)	423	415
Investment securities exempt from federal income taxes (2)	(93)	10	(83)	59	31	90
Other securities	44	9	53	(14)	107	93
Total interest-earning assets	$1,190	$2,394	$3,584	$4,364	$6,881	$11,245
Interest-Bearing Liabilities:
NOW deposits	$3	$46	$49	$33	$159	$192
Money market deposits	15	794	809	56	2,477	2,533
Savings deposits	(24)	112	88	(51)	346	295
Time deposits	564	1,559	2,123	1,638	4,549	6,187
Short-term borrowings	5	323	328	550	1,213	1,763
Long-term borrowings	165	191	356	163	404	567
Junior subordinated debt owed to unconsolidated trusts	-	142	142	-	408	408
Total interest-bearing liabilities	$728	$3,167	$3,895	$2,389	$9,556	$11,945
Net change in net interest income			$(311)			$(700)

______________________________

(1)
Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

Provision for Loan Losses

For the three months and nine ended September 30, 2006 and 2005, the provision for loan losses was $390,000 and $1.2 million in each period. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income

Non-interest income for the three months ended September 30, 2006 was $3.6 million compared to $3.1 million for the three months ended September 30, 2005, an increase of $454,000, or 14.4%. Non-interest income for the nine months ended September 30, 2006 was $10.6 million compared to $10.7 million for the nine months ended September 30, 2005, a decrease of $37,000, or 0.4%. The composition of non-interest income is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Dollars in Thousands)

Service charges on deposit accounts	$1,243	$1,173	$3,399	$3,162
Service charges on loans	1,015	861	2,611	2,535
Securities gains, net	2	-	2	-
Gain on sale of loans, net	29	102	83	301
Gain on sale of fixed assets, net	(3)	(102)	187	293
Tax fees, brokerage and insurance commissions	397	290	1,662	1,330
Other	918	823	2,691	3,051
Total non-interest income	$3,601	$3,147	$10,635	$10,672

Service charges on deposit accounts for the three months ended September 30, 2006 and 2005 were $1.2 million in each period, an increase of $70,000, or 6.0%. Service charges on deposit accounts for the nine months ended September 30, 2006 were $3.4 million compared to $3.2 million for the nine months ended September 30, 2005, an increase of $237,000, or 7.5%. The increase in 2006 is the result of fee structure modifications company-wide as well as a reduction in the percentage of service charges waived.

Service charges on loans for the three months ended September 30, 2006 were $1.0 million compared to $861,000 for the three months ended September 30, 2005, an increase of $154,000, or 17.9%. Service charges on loans for the nine months ended September 30, 2006 were $2.6 million compared to $2.5 million for the nine months ended September 30, 2005, an increase of $76,000, or 3.0%. The increase is primarily due to loan fees from the sale of the guaranteed portion of several SBA loans into the secondary market.

Gains on the sale of loans were $29,000 and $83,000 for the three and nine months ended September 30, 2006, respectively, compared to $102,000 and $301,000 for the three and nine months ended September 30, 2005. Slightly higher market interest rates led to lower secondary market sales volume of 15 and 30 year residential mortgage loans in 2006 compared to 2005.

Tax fees and brokerage and insurance commissions were $397,000 and $1.7 million for the three and nine months ended September 30, 2006, respectively, compared to $290,000 and $1.3 million for the three and nine months ended September 30, 2005 due to the continued expansion of those services.

Other non-interest income for the three and nine months ended September 30, 2006 was $918,000 and $2.7 million, respectively, compared to $823,000 and $3.1 million for the same periods in the prior year. Other non-interest income includes credit and debit card income, safe deposit box fees, ATM fees and income associated with the increase in the cash surrender value of life insurance policies. The nine months ended September 30, 2005 included non-recurring fee income of $540,000 related to the sale of Pulse EFT Association to Discover Financial Services.

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

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2006 was $12.5 million compared to $12.2 million for the three months ended September 30, 2005, an increase of $358,000, or 2.9%. Non-interest expense for the nine months ended September 30, 2006 was $38.3 million compared to $37.2 million for the nine months ended September 30, 2005, an increase of $1.1 million, or 3.0%. The major components of non-interest expense are shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Dollars in Thousands)
Salaries and employee benefits	$7,347	$6,990	$22,403	$21,208
Premises and equipment	1,680	1,695	5,181	5,372
Data processing fees	847	845	2,617	2,576
Marketing and business development	442	517	1,444	1,568
Other	2,225	2,136	6,647	6,461
Total noninterest expense	$12,541	$12,183	$38,292	$37,185

Salaries and employee benefits for the three months ended September 30, 2006 were $7.3 million compared to $7.0 million for the three months ended September 30, 2005, an increase of $357,000, or 5.1%. Salaries and employee benefits for the nine months ended September 30, 2006 were $22.4 million compared to $21.2 million for the nine months ended September 30, 2005, an increase of $1.2 million, or 5.6%. Effective January 1, 2006, the Corporation adopted FAS 123(R) which resulted in additional compensation cost of $5,000 and $70,000, respectively for the three and nine months ended September 30, 2006. The increase in salaries and benefits is due to higher health insurance benefit costs and normal pay increases.

Premises and equipment expense decreased $15,000 to $1.7 million and $191,000 to $5.2 million for the three and nine months ended September 30, 2006, respectively, compared to $1.7 million and $5.4 million for the same periods in the prior year. Premises and equipment expense includes costs associated with new branch openings, utility costs, depreciation and continuing maintenance of our facilities.

Data processing fees for the three months ended September 30, 2006 were $847,000 compared to $845,000 for the three months ended September 30, 2005, an increase of $2,000, or 0.2%. Data processing fees for the nine months ended September 30, 2006 and 2005 were $2.6 million in each period, an increase of $41,000, or 1.6%. The increase is due to increased costs from our data servicing provider as well as equipment and software upgrades.

Marketing and business development expense decreased $75,000 to $442,000 and $124,000 to $1.4 million for the three and nine months ended September 30, 2006, respectively, compared to $517,000 and $1.6 million for the same periods in the prior year. The decrease is primarily due to decreased expenses related to premium items, signage and shareholder materials.

Other expenses for the three and nine months ended September 30, 2006 were $2.2 million and $6.6 million, respectively, compared to $2.1 million and $6.5 million for the three and nine months ended September 30, 2005, an increase of $89,000 and $186,000, respectively. We continue to be focused as an organization on controlling expenses during 2006.

Income Taxes

Income taxes for the three months ended September 30, 2006 were $790,000 compared to $821,000 for the three months ended September 30, 2005, a decrease of $31,000, or 3.8%. Income taxes for the nine months ended September 30, 2006 were $1.8 million compared to $2.5 million for the nine months ended September 30, 2005, a decrease of $666,000, or 26.9%. The effective tax rate increased to 33.4% and decreased to 31.3% for the three and nine months ended September 30, 2006, respectively, compared to 32.2% and 32.4% for the same periods in the prior year. The increase in the effective tax rate for the three months ended September 30, 2006 is primarily due to a decrease in tax exempt income due to sales of tax exempt securities during the third quarter. For the nine months ended September 30, 2006 the decrease in the effective tax rate is primarily due to an increase in tax exempt income.

Liquidity

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $8.4 million for the nine months ended September 30, 2006, compared to $12.5 million provided by operating activities for the nine months ended September 30, 2005, a decrease of $4.1 million. Net cash used in investing activities decreased by $55.0 million, to $34.9 million for the nine months ended September 30, 2006, from $89.9 million used in the same period in 2005. Net cash provided by financing activities was $16.8 million for the nine months ended September 30, 2006 compared to $72.6 million provided by financing activities during the same period in 2005, a decrease of $55.8 million.

The Corporation expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the Asset/Liability Management committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. The Corporation's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and investment securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on loans and investment securities are influenced significantly by general interest rates, economic conditions and competition. In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, we believe that the Banks could borrow $155.3 million for a short time from these banks on a collective basis. The Banks are members of the Federal Home Loan Bank (FHLB) and each has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 2006. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of September 30, 2006
	Within	Six to Twelve	One to Five	Over
	Six months	Months	Years	Five Years	Total
		(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$129,852	$92,475	$360,750	$16,408	$599,485
Adjustable-rate mortgage loans	178,827	12,291	44,624	395	236,137
Total mortgage loans	308,679	104,766	405,374	16,803	835,622
Commercial business loans	137,227	36,381	81,881	3,627	259,116
Consumer loans	16,736	8,287	25,932	2,048	53,003
Home equity loans	24,740	11	5,296	150	30,197
Other loans	3,705	131	1,709	867	6,412
Mortgage-related securities	6,438	4,956	46,874	27,778	86,046
Fixed rate investment securities and other	6,078	2,877	24,514	41,337	74,806
Variable rate investment securities and other	21,364	-	-	-	21,364
Total interest-earning assets	$524,967	$157,409	$591,580	$92,610	$1,366,566

Interest-bearing liabilities:
Deposits
Time deposits	$168,233	$152,313	$231,896	$108	$552,550
NOW accounts	6,184	6,184	61,843	28,860	103,071
Savings accounts	7,558	7,665	75,577	35,268	126,068
Money market accounts	23,860	13,488	134,882	62,947	235,177
Short-term borrowings	63,205	-	-	-	63,205
Long-term borrowings	18,672	10,507	91,012	2,098	122,289
Junior subordinated debt owed to unconsolidated trusts	28,352	-	-	18,042	46,394
Total interest-bearing liabilities	$316,064	$190,157	$595,210	$147,323	$1,248,754

Interest-earning assets less interest-bearing liabilities	$208,903	$ (32,748)	$ (3,630)	$ (54,713)	$117,812
Cumulative interest rate sensitivity gap	$208,903	$176,155	$172,525	$117,812
Cumulative interest rate sensitivity gap as a
percentage of total assets	14.07%	11.87%	11.62%	7.94%

At September 30, 2006, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 14.07% for amounts maturing or repricing within six months and a positive 11.87% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (2) changes in management’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; and (10) changes in accounting principles, policies or guidelines. Other risks that may affect our performance are discussed further in Part I, Item 1A, "Risk Factors," in our Form 10-K for the year ended December 31, 2005.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation's Chairman of the Board and Chief Executive Officer and the Corporation's Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of such period, the Corporation's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in reports that the Corporation files or submits to the SEC under the Exchange Act because of the material weakness described below. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Corporation has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Corporation's Chairman of the Board and Chief Executive Officer and the Corporation's Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were not effective at reaching that level of reasonable assurance because of the material weakness described below.

As reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, in connection with management's assessment of the Corporation's internal control over financial reporting as of December 31, 2005, management identified a material weakness in the Corporation's internal control over financial reporting relating to the controls at a subsidiary bank that did not operate effectively to identify problem loans and provide for adequate provision for loan losses. As a result, an officer of the subsidiary bank was able to operate outside of clearly prescribed bank lending policies and procedures, thereby impacting the Corporation’s ability to identify problem loans on a timely basis.

The employment of the loan officer in question was terminated immediately upon discovery of the event and the Corporation's internal audit department has also conducted a thorough review of the internal controls, independent of the subsidiary bank. The Corporation has taken many of the steps outlined below, which management currently believes will be fully completed in order to eliminate the material weakness by the end of 2006.

•
Remediate the material weakness through changes in the Corporation's internal control over financial reporting at all of the Corporation's subsidiary banks, including increasing centralized loan documentation, review and oversight at the holding company level to reduce the ability of individual bank loan officers to operate outside of bank lending policies and procedures.

•	Strengthen the Corporation's Whistleblower Policy and related training.

•	Strengthen the loan review function through an improvement in policies and procedures.

•	Strengthen the Corporation's internal audit function through an enhancement in the audit program.

Other than the progress made during the quarter in the steps to remediate the material weakness described above, there was no change in the Corporation's internal control over financial reporting during the Corporation's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

As of September 30, 2006 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 1A.
Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Form 10-K for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

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

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
(Registrant)

Date November 8, 2006 .	/s/ Michael J. Murry
Michael J. Murry
Chairman of the Board of Directors
and Chief Executive Officer
Principal Executive Officer

Date November 8, 2006 .	/s/ Frederick R. Klug
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