Form 10-K
period 2006-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2007-03-15
CIK 753682

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006
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

5445 South Westridge Drive
New Berlin, Wisconsin 53151
(Address of principal executive office)

Registrant's telephone number, including area code: (262) 827-6700

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $1.00 per share
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes       No X .

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.
Yes       No X .

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
Yes       No X .

As of June 30, 2006 (the last business day of the Registrant's most recently completed second fiscal quarter) the aggregate market value of the shares (based upon the average bid/ask price) held by non-affiliates was approximately $117,672,000.

As of March 1, 2007, 3,660,739 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Registrant are incorporated by reference into Part III of this report.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

*****

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Part I                                                                                 Page

Part II

Part III

Part IV
Item 15.	Exhibits and Financial Statement Schedules	71
	Signatures	72

As used in this report, the terms "we," "us," "our," "Merchants and Manufacturers Bancorporation, Inc.," "Merchants" and the "Corporation" mean Merchants and Manufacturers Bancorporation, Inc. and the term "common stock" means shares of our common stock, par value $1.00 per share.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, those described under the caption "Risk Factors" in Item 1A of this report. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future events or results. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur. In addition, our past results of operations do not necessarily indicate our future results.

PART I
Item 1. Business
General

Merchants and Manufacturers Bancorporation, Inc. was incorporated in Wisconsin in 1983 and is a registered bank holding company under the Bank Holding Company Act of 1956. As of December 31, 2006, we had total consolidated assets of $1.5 billion, consolidated loans of $1.2 billion and consolidated deposits of $1.2 billion. Our executive offices are located at 5445 South Westridge Drive, New Berlin, Wisconsin 53151 (telephone number (262) 827-6700).

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

On January 4, 2007, Merchants entered into a definitive agreement to sell certain assets of one of our subsidiary banks, Fortress Bank Minnesota, to the Eastwood Bank of Rochester, MN. As a result of the transaction, Eastwood Bank will purchase $43 million in deposits and $25 million in loans. The remaining assets of Fortress Bank Minnesota will be sold or absorbed into other Merchants’ subsidiaries. Merchants will utilize the proceeds from the sale to reduce parent company debt and we expect the transaction to be accretive to earnings per share. The acquisition is subject to regulatory approval, which is expected to allow for the transaction to take place during the second quarter 2007.

In the second quarter of 2007, we expect to combine two of our banks, Lincoln State Bank and Franklin State Bank. Both banks currently serve the greater Milwaukee marketplace. Similar to the combination of Lincoln State Bank and Lincoln Community Bank in 2002, we expect the combination to be seamless to our customers while allowing the combined institution to operate more efficiently than as separate entities.

Growth Strategy

Over the last five years, our total assets have increased from $909 million as of December 31, 2002 to $1.5 billion as of December 31, 2006. While we made several bank and non-bank acquisitions from 2001 through 2004, we devoted our entire focus in 2005 and 2006 toward integrating the businesses we acquired and expanding through internal growth. The key elements of our growth strategy going forward include acquisitions, internal growth and continued focus on expanding our non-interest income.

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

Internal growth. During 2005 and 2006 we continued to expand through internal growth by delivering quality products and by providing personal service to individuals and small to mid-sized businesses. By focusing on customer service and convenience, we provide the opportunity for clients to receive the personalized service they find attractive in smaller organizations and still realize many of the efficiencies available to larger organizations.

In addition, we intend to expand through internal growth with the addition of quality employees and through de novo branching into high growth markets by our existing bank subsidiaries. During this growth period Merchants has made a significant investment in recruiting and developing highly qualified and productive commercial loan officers, mortgage loan officers, financial service representatives and Certified Public Accountants.

Non-interest income. Through Community Financial Group Financial Services, Inc., we have significantly enhanced our ability to provide investment and insurance products as well as tax consultation and tax preparation services to our current customer base. During 2006 we continued to significantly expand our footprint in this area through the addition of personnel in markets in which we currently have a banking presence. Over time, we expect the non-traditional bank businesses to enhance our relationships with current bank clients and also provide our subsidiary banks with additional opportunities for deposit and loan growth with their non-bank client base.

Our Bank Subsidiaries

We currently provide community-oriented, commercial and retail banking services to individuals as well as to small to mid-size businesses in our communities through 37 full service and 11 limited hour banking facilities in Wisconsin, Iowa and Minnesota. Our banks have consistent products, services and delivery systems and comply with similar regulatory guidance. As such they are not segments as that term is defined in Financial Accounting Standards Board Statement No. 131. The table below provides information regarding each of our banks and their respective markets.

Bank	Year Organized	Year Acquired	Total Assets at December 31, 2006	Communities Served	Number of Facilities
			(Dollars in Thousands)
Lincoln State Bank	1919	1983	$487,318	Milwaukee, WI Muskego, WI Brookfield, WI Greenfield, WI Hales Corners, WI New Berlin, WI Pewaukee, WI West Allis, WI	8 2 1 2 1 2 1 2

Grafton State Bank	1906	1999	$182,651	Grafton, WI Cedarburg, WI Saukville, WI	2 1 1

Franklin State Bank	1982	1984	$92,853	Franklin, WI	3

Community Bank Financial	1989	2001	$99,907	Oconto Falls, WI Gillett, WI Little Suamico, WI Cecil, WI Mountain, WI	1 1 1 1 1

Fortress Bank	1905	2002	$171,515	Westby, WI Coon Valley, WI West Salem, WI Chaseburg, WI Prairie du Chien, WI LaCrosse, WI	2 1 1 1 2 1

Fortress Bank of Cresco	1996	2002	$81,824	Cresco, IA	1

Fortress Bank Minnesota	1903	2002	$56,526	Houston, MN Winona, MN	1 1

The Reedsburg Bank	1867	2003	$218,291	Reedsburg, WI North Freedom, WI	2 1

Wisconsin State Bank	1905	2004	$97,417	Random Lake, WI Belgium, WI Sheboygan Falls, WI	1 1 1

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

Lincoln State Bank. Lincoln State Bank is a full service commercial bank which operates nine full service branch offices in the southeastern Wisconsin communities of Milwaukee, West Allis, Muskego, New Berlin, Brookfield and Pewaukee. In addition, it operates ten limited hour facilities in Milwaukee and Waukesha Counties. At December 31, 2006, Lincoln State Bank comprised 32.4% of our consolidated assets.

Grafton State Bank. Grafton State Bank is a full service commercial bank serving Ozaukee County. It operates four offices in the Wisconsin communities of Grafton, Cedarburg and Saukville. At December 31, 2006, Grafton State Bank comprised 12.1% of our consolidated assets.

Franklin State Bank. Franklin State Bank is a full service commercial bank. Its principal office and a branch office are located in Franklin, Wisconsin. In addition, it also operates a limited hours facility in Franklin. At December 31, 2006, Franklin State Bank comprised 6.2% of our consolidated assets.

Community Bank Financial. Community Bank Financial is a full service commercial bank serving all of Oconto County and the eastern portion of Shawano County. In addition to the main office in the city of Oconto Falls, which is located approximately 25 miles north of Green Bay, Wisconsin, Community Bank Financial operates four branch offices in the communities of Gillett, Little Suamico, Cecil and Mountain. At December 31, 2006, Community Bank Financial comprised 6.6% of our consolidated assets.

Fortress Bank. Fortress Bank (f/k/a Fortress Bank of Westby) is a full service commercial bank serving the banking needs of LaCrosse County, southeastern Monroe County and northern Vernon County, Wisconsin. Fortress Bank has offices in the communities of Westby, Coon Valley, Chaseburg, West Salem, Prairie du Chien, and LaCrosse. At December 31, 2006, the Fortress Bank comprised 11.4% of our consolidated assets.

Fortress Bank of Cresco. Fortress Bank of Cresco is a full service commercial bank serving the banking needs of eastern Howard County and western Winneshiek County, Iowa from its office in Cresco, Iowa. At December 31, 2006, Fortress Bank of Cresco comprised 5.4% of our consolidated assets.

Fortress Bank Minnesota. Fortress Bank Minnesota is a full service commercial bank serving customers in Houston County and northeast Winona County in Minnesota from offices in Houston and Winona. At December 31, 2006, Fortress Bank Minnesota, comprised 3.8% of our consolidated assets.

The Reedsburg Bank. The Reedsburg Bank is a full service commercial bank serving the banking needs of Sauk County, and portions of Juneau, Richland, and Adams Counties, Wisconsin. The Reedsburg Bank has offices in the Wisconsin communities of Reedsburg and North Freedom. At December 31, 2006, the Reedsburg Bank comprised 14.5% of our consolidated assets.

Wisconsin State Bank. Wisconsin State Bank is a full service commercial bank serving Northern Ozaukee County and Southern Sheboygan County. Wisconsin State Bank has offices in the Wisconsin communities of in Random Lake, Belgium and Sheboygan Falls. At December 31, 2006, Wisconsin State Bank comprised 6.5% of our consolidated assets.

Our Operating Subsidiaries

Community Financial Group Financial Services, Inc. (“CFG Financial Services”) was formed in 2002 to provide tax as well as non-insured investment and insurance products to customers of our banks. All of our CFG Financial Service professionals have offices within our bank facilities. For the twelve months ended December 31, 2006, CFG Financial Services had revenues of $2.0 million.

Community Financial Group Mortgage, Inc. (“CFG Mortgage”) was formed in 2002 to act as our mortgage broker. As of December 31, 2006, CFG Mortgage services $350.3 million of residential mortgages.

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

As of December 31, 2006, the Redevelopment Corporation had assets of $1.3 million, $931,000 in liabilities and equity of $381,000.

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

Employees

At December 31, 2006, we (along with our subsidiaries) employed 454 full-time and 135 part-time employees. We provide a wide range of benefits to employees, including educational activities, and consider our employee relations to be excellent. We conduct extensive training programs in order to enhance job-related knowledge and skills of our people and to train our employees with a sales-oriented approach to customers. Eligible employees participate in a 401(k) plan as well as group life and major medical insurance programs. None of our employees are represented by a labor union.

Supervision and Regulation

We are extensively regulated under both federal and state laws. Laws and regulations to which Merchants and our banks are subject govern, among other things, the scope of business, investments, reserve levels, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. These laws and regulations are primarily intended to protect our depositors. Any change in applicable laws or regulations may have a material effect on our business and prospects, and legislative and policy changes may affect our operations. We cannot predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

The earnings and business of Merchants and its bank subsidiaries also are affected by the general economic and political conditions in the United States and abroad and by monetary and fiscal policies of various federal agencies. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") impacts the competitive conditions under which we operate by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of our organization cannot be predicted with certainty.

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

Bank Holding Company Regulation

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve Board and are required to file periodic reports of our operations and such additional information as the Federal Reserve Board may require.

Investments and Activities. A bank holding company must obtain approval from the Federal Reserve Board before:

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

The Federal Reserve Board will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

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

Bank holding companies may, however, engage in businesses found by the Federal Reserve Board to be closely related to the business of banking or of managing or controlling banks. These activities include:

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

Finally, subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, and the Federal Reserve Board's implementing regulations, require Federal Reserve Board approval prior to any acquisition of "control" of a bank holding company, such as Merchants. In general, a person or company is presumed to have acquired control if it acquires as little as 5% of the outstanding shares of a bank or bank holding company and is conclusively determined to have acquired control if it acquires 25% or more of the outstanding shares of a bank or bank holding company.

Source of Strength. The Federal Reserve Board expects us to act as a source of financial strength and support for our bank subsidiaries and to take measures to preserve and protect the banks in situations where additional investments in the banks may not otherwise be warranted. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and banks. If the capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The Federal Reserve Board's capital guidelines establish a risk-based requirement expressed as a percentage of total risk-weighted assets and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for strong bank holding companies and for bank holding companies that have implemented the Federal Reserve Board's risk based capital measure for market risk (otherwise the minimum ratio is 4%).

The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, which is Tier 1 capital less all intangible assets, well above the minimum levels.

Dividends. The Federal Reserve Board has issued a policy statement concerning the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Also, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Bank Regulations

Lincoln State Bank, Grafton State Bank, Franklin State Bank, Community Bank Financial, Fortress Bank, The Reedsburg Bank and Wisconsin State Bank operate under Wisconsin state bank charters and are subject to regulation by the Wisconsin Department of Financial Institutions Division of Banking and the Federal Deposit Insurance Corporation ("FDIC"). The Fortress Bank of Cresco, Iowa operates under an Iowa state bank charter and is subject to regulation by the FDIC and the Iowa Division of Banking. Fortress Bank Minnesota operates under a Minnesota bank charter and is subject to regulation by the FDIC and the Minnesota Department of Commerce. The state banking regulators detailed above and the FDIC regulate or monitor all areas of the banks' operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, record keeping, establishment of branches, acquisitions, mergers, loans, investments, borrowing, security devices and procedures and employee responsibility and conduct. The regulators place limitations on activities of the banks including the issuance of capital notes or debentures and the holding of real estate and personal property and require the banks to maintain a certain ratio of reserves against deposits. The regulators also require the banks to file reports annually showing receipts and disbursements of the banks, in addition to any periodic reports requested.

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

Changes in interest rates affect our operating performance and financial condition in diverse ways. A substantial part of our profitability depends on the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside of our control, including competition, policies of various governmental and regulatory agencies, including federal monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for many financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as "interest rate risk." We intend to try to minimize our exposure to interest rate risk, but we will be unable to eliminate it.

In our banking operations, we are subject to interest rate risk on loans held in our portfolio arising from mismatches between the dollar amount of repricing or maturing assets and liabilities. These mismatches are referred to as the "interest rate sensitivity gap," which is measured in terms of the ratio of the interest rate sensitivity gap to total assets. A higher level of assets repricing or maturing than liabilities over a given time frame is considered asset-sensitive and is reflected as a positive gap. In contrast, a higher level of liabilities repricing or maturing than assets over a given time frame is considered liability-sensitive and is reflected as a negative gap. At December 31, 2006, our cumulative interest-rate sensitive gap as a percentage of total assets was a positive 13.6% for six month maturities and a positive 11.7% for one-year maturities. Therefore, we are positively gapped and may benefit from rising interest rates. However, in a rising interest rate environment, our fee income is likely to be adversely affected because fewer residential mortgage loans will be refinanced. Fluctuations in interest rates are not predictable or controllable. Although we have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, we can not give any assurance that a sudden or significant change in prevailing interest rates will not have a material adverse effect on our operating results and financial condition. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our management of interest rate risk.

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

Our internal control over financial reporting may be ineffective.

Our management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Although, as described in more detail in Item 9A. Controls and Procedures, our management is of the opinion that a material weakness in our internal control over financial reporting identified in 2006 has been fully remediated and no longer exists as of December 31, 2006, it is possible that other weaknesses may be identified in the future which may cause our internal control over financial reporting to be ineffective. Any system of controls, no matter how well designed and operated, is based partly on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Also, controls that are effective as of December 31, 2006, may become inadequate because of changes in conditions and the degree of compliance with the policies and procedures in our internal control over financial reporting may deteriorate. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

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

As a bank holding company, our business is affected by the monetary policies of the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. In setting its policy, the Federal Reserve Board may utilize techniques such as the following:

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

We are extensively regulated under both federal and state laws. Laws and regulations to which Merchants and our banks are subject govern, among other things, the scope of business, investments, reserve levels, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. The existence of this regulation affects our business, including, without limitation, our lending policies and our ability to pay dividends to the holders of our common stock. These laws and regulations are primarily intended to protect our depositors. Any change in applicable laws or regulations may have a material effect on our business and prospects, and legislative and policy changes may affect our operations. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Some of the legislative and regulatory changes may benefit us and our banks; other changes, however, could have a material adverse effect on our business, financial condition and results of operation and/or provide an advantage to certain of our competitors.

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

We fund our banking and lending activities primarily through demand, savings and time deposits, lines of credit, sale/repurchase facilities from various financial institutions and Federal Home Loan Bank borrowings. The success of our business strategy depends in part on our ability to maintain and increase our deposit base and our ability to maintain access to other funding sources. Funding sources, such as our line of credit, generally cost us more than our deposit base and, as a result, any failure to maintain and increase our deposit base may force us to use less favorable funding for our banking and lending activities. Our inability to obtain funding on favorable terms, on a timely basis, or at all, would adversely affect our operations and financial condition.

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

• result in providing an advantage to certain of our competitors that have effectively implemented and maintained their information systems, which could result in such customers becoming better equipped to serve our customers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our corporate headquarters are located in an office building in New Berlin, Wisconsin, a suburb of Milwaukee. At this location, we maintain all of our corporate operations and personnel. On December 28, 2006, Merchants entered into a sale leaseback agreement on this property.

Our banks operate through 48 banking facilities of which 26 are owned and the remaining 22 are leased. These banking facilities are located in communities in Wisconsin, Iowa and Minnesota. We also own 38 Automatic Teller Machines (ATMs), the majority of which are housed at our banking locations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our stock is not listed on any stock exchange. Our stock has been quoted on "Pink Sheets", an inter-broker quotation medium, since April 1993, and in the Over The Counter Bulletin Board, an electronic quotation service. Robert W. Baird & Co., Incorporated, a regional securities and investment banking firm headquartered in Milwaukee, Wisconsin, and Howe Barnes Investments, Incorporated, headquartered in Chicago, Illinois, act as the primary market makers for the Corporation's stock. Our stock is quoted in the "Other Stocks" section of the Milwaukee Journal/Sentinel. Our common stock trading symbol is “MMBI.”

The following table sets forth the quarterly high and low bid prices for the period indicated. The quotations below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	Quotation or Price
Quarter Ended	Low Bid	High Bid
March 31, 2005	$34.75	$37.80
June 30, 2005	35.00	40.00
September 30, 2005	36.25	39.25
December 31, 2005	36.90	39.00

March 31, 2006	$34.00	$38.00
June 30, 2006	33.00	38.50
September 30, 2006	32.05	35.00
December 31, 2006	31.05	34.50

The approximate number of holders of record of our common stock is 1,066 as of December 31, 2006.

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

Quarterly dividends for the years ended December 31, 2006 and 2005 are shown in Item 6 “Selected Financial Data.”

The following table provides information regarding shares of common stock repurchased by the Corporation during the fourth quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

October 1, 2006 - October 31, 2006	-	$-	-	-
November 1, 2006 - November 30, 2006	-	-	-	-
December 1, 2006 - December 31, 2006	10,000	$31.60	-	-
Total	10,000	$31.60	-	-

The shares reflected on the table above represent a privately negotiated purchase by the Corporation of shares of its common stock from a brokerage firm. The Corporation does not currently have a stock repurchase program in effect.

 Item 6. Selected Financial Data

The following table summarizes certain of our historical financial data. This information is derived in part from, and should be read in conjunction with, our Consolidated Financial Statements presented elsewhere herein:

	At or for the Year Ended December 31,
	2006	2005	2004(1)	2003(2)	2002(3)
	(Dollars in Thousands, Except Per Share Data)
Income Statement Data:
Interest income (taxable equivalent) (4)	$92,926	$78,882	$63,058	$51,871	$40,421
Interest expense	45,480	30,268	19,633	15,871	13,106
Net interest income	47,446	48,614	43,425	36,000	27,315
Provision for loan losses	3,060	3,951	1,793	1,311	1,156
Net interest income after provision for loan losses	44,386	44,663	41,632	34,689	26,159
Noninterest income	14,046	13,914	11,537	11,163	6,127
Noninterest expense	51,514	49,898	45,839	32,736	22,139
Income before provision for income taxes	6,918	8,679	7,330	13,116	10,147
Provision for income taxes	1,611	2,242	2,258	4,067	3,244
Less taxable equivalent adjustment	1,311	1,339	1,070	821	518
Net income	$3,996	$5,098	$4,002	$8,228	$6,385
Dividends:
Common stock	$2,665	$2,656	$2,523	$2,213	$1,790
Dividends per share	0.72	0.72	0.72	0.68	0.72
Dividend payout ratio	66.69%	52.10%	63.04%	26.90%	28.03%
Per Share Data: (5)
Net income-Basic	$1.08	$1.39	$1.16	$2.58	$2.30
Net income-Diluted	1.08	1.38	1.15	2.56	2.29
Book value	25.64	25.18	24.97	24.04	21.92
Balance Sheet Data:
Investment securities	$158,253	$173,639	$172,564	$156,597	$130,125
Loans, net	1,193,658	1,120,616	1,028,059	847,938	657,775
Total assets	1,505,940	1,458,948	1,357,065	1,145,607	909,405
Total deposits	1,165,237	1,160,163	1,033,046	911,948	729,456
Short-term borrowings	59,710	44,332	61,322	34,007	18,088
Long-term borrowings	118,521	101,107	111,054	59,528	72,322
Junior subordinated debt owed to unconsolidated trusts	53,611	46,394	46,394	36,084	10,310
Total stockholders’ equity	94,297	93,225	91,739	79,974	69,329
Earnings Ratios:
Return on average total assets	0.27%	0.36%	0.33%	0.86%	0.99%
Return on average total stockholders’ equity	4.23	5.41	4.69	11.29	11.55
Net interest margin (6)	3.46	3.75	3.86	4.03	4.48
Efficiency ratio (7)	85.60	81.55	85.06	70.64	67.24
Asset Quality Ratios:
Allowance for loan losses to loans	1.06	1.15	1.02	1.07	1.15
Nonaccrual loans to loans	1.22	0.46	0.85	0.62	0.48
Allowance for loan losses to nonperforming loans (8)	86.87	248.73	119.74	172.96	239.24
Nonperforming assets to total assets (9)	1.01	0.48	0.75	0.63	0.61
Net loan charge-offs to average loans	0.28	0.14	0.14	0.14	0.21
Capital Ratios:
Total stockholders’ equity to total assets	6.26	6.39	6.76	6.99	7.63
Total capital to risk-weighted assets ratio	10.09	10.04	10.14	10.23	10.71
Tier 1 capital to risk-weighted assets ratio	7.42	7.77	7.83	8.27	9.63
Tier 1 capital to average assets ratio	6.27	6.37	6.62	7.19	9.41

1)	Year-end data for 2004 includes Random Lake Bancorp Limited and subsidiaries acquired by Merchants on August 12, 2004.
2)	Year-end data for 2003 includes Reedsburg Bancorporation, Inc. and subsidiaries acquired by Merchants on November 1, 2003.
3)	Year-end data for 2002 includes Fortress Bancshares, Inc. and subsidiaries acquired by Merchants on November 30, 2002.
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

5)	All per share information presented in this report has been retroactively restated to give effect to the 10% stock dividend declared in November 2003, as if it occurred as of January 1, 2002.
6)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.
7)	Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
8)	Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
9)	Nonperforming assets consist of nonperforming loans and other real estate.

The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in Thousands)
Net interest income	$46,135	$47,275	$42,355	$35,179	$26,797
Tax-equivalent adjustment to net interest income	1,311	1,339	1,070	821	518
Net interest income, fully tax-equivalent basis	$47,446	$48,614	$43,425	$36,000	$27,315

Quarterly Financial Data

The following table sets forth our selected quarterly financial data.

	Three Months Ended 2006				Three Months Ended 2005
	December	September	June	March	December (1)	September	June	March
			(Dollars in Thousands, Except Per Share Data)

Interest income (taxable‑equivalent) (2)	$24,058	$$23,909	$23,273	$21.686	$21,237	$20,235	$19,241	$18,079
Interest expense	12,233	11,901	11,328	10,018	8,966	8,006	7,115	6,181
Net interest income	11,825	12,008	11,945	11,668	12,271	12,319	12,126	11,898
Provision for loan losses	1,890	390	390	390	2,781	390	390	390
Noninterest income	3,411	3,601	3,267	3,767	3,242	3,147	3,432	4,093
Noninterest expense	13,222	12,541	12,495	13,256	12,713	12,183	12,425	12,577
Income (loss) before taxes	124	2,678	2,327	1,789	19	2,893	2,743	3,024
Provision for income taxes	(199)	790	609	411	(234)	821	794	861
Less taxable‑equivalent adjustment	300	310	351	350	327	342	310	360
Net income (loss)	$23	$1,578	$1,367	$1,028	$(74)	$1,730	$1,639	$1,803
Basic earnings (loss) per share	$0.01	$0.43	$0.37	$0.28	$(0.02)	$0.47	$0.45	$0.49
Diluted earnings (loss) per share	$0.01	$0.43	$0.37	$0.28	$(0.02)	$0.47	$0.44	$0.49
Dividends per share	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18
 __________________
(1)       A significant fourth quarter adjustment recognized in 2005 included a provision for loan losses of $2.4 million before income taxes.
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

Fourth Quarter Results

For the fourth quarter of 2006, Merchants reported income of $23,000, or $0.01 per fully diluted common share compared to a loss of $(74,000), or $(0.02) per fully diluted common share for the fourth quarter of 2005. The increase in earnings for the quarter compared to the same quarter ended 2005 is partially attributable to a decrease in the provision for loan losses which was partially offset by a decrease in our net interest margin.

For the three months ended December 31, 2006 Merchants recorded a $1.5 million provision for loan losses at one of our subsidiary banks primarily related to one specific real estate development customer which compares to a $2.4 million provision for loan losses related to the actions of one loan officer at another subsidiary bank in the fourth quarter of 2005. In addition, net interest income was $11.5 million for the fourth quarter of 2006 compared to $11.9 million for the fourth quarter of 2005. The net interest margin was 3.32% for the quarter ended December 31, 2006 compared to 3.56% for the same period last year. The decline in net interest margin was due to loan growth funded with higher cost wholesale funding. In addition, we saw a significant shift from money market deposits into retail certificates of deposit due to increased interest rates during the first half of 2006.

Merchants’ provision for loan losses was $1.9 million for the three months ended December 31, 2006 compared to $2.8 million for the same period in the prior year. The ratio of allowance for loan losses to total loans was 1.06% and 1.15% at December 31, 2006 and 2005, respectively. The ratio of allowance for loan losses to nonperforming loans was 86.9% at December 31, 2006 compared to 248.7% at December 31, 2005. The ratio of nonperforming assets to total assets equaled 1.01% at December 31, 2006 compared to 0.48% at December 31, 2005.

Non-interest income for the three months ended December 31, 2006 was $3.4 million compared to $3.2 million for the same periods in the prior year, an increase of 5.2%. Service charges on deposit accounts increased $43,000 to $1.1 million for the three months ended December 31, 2006. Service charges on loans increased $157,000 to $984,000 for the three months ended December 31, 2006. Gains on sales of mortgage loans were $13,000 for the three months ended December 31, 2006 compared to $65,000 for the same period in the prior year.

Non-interest expense for the three months ended December 31, 2006 was $13.2 million compared to $12.7 million for the same period in the prior year, an increase of 4.0%. Salaries and employee benefits increased $547,000 for the quarter and marketing and business development expenses decreased $159,000 for the quarter.

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

On August 12, 2004, we acquired Random Lake Bancorp Limited (“Random Lake”) and its wholly-owned subsidiary, Wisconsin State Bank. The purchase price for Random Lake was $11.5 million including $1.3 million in cash and 334,200 shares of our common stock valued at $10.2 million based on a $30.50 price. The transaction was recorded as a purchase. Application of purchase accounting requires the inclusion of Random Lake and Wisconsin State Bank's operating results in the consolidated financial statements from the date of the acquisition. Accordingly Random Lake and Wisconsin State Bank's operating results are included in the consolidated results of operations since August 12, 2004.

Results of Operations

For the year ended December 31, 2006, net income was $4.0 million, or $1.08 per fully diluted common share, compared to $5.1 million, or $1.38 per fully diluted common share for the year ended December 31, 2005. The decrease in earnings is primarily attributable to a decline in the net interest margin and non-recurring income incurred in 2005. Our net interest margin decreased as the payments on interest bearing liabilities have increased more than the income on our interest earning assets. The year ended December 31, 2006 included pre-tax non-recurring income of $211,000 compared to $825,000 for the same period in 2005. The decreases in net interest margin and non-recurring income during 2006 were partially offset by a decrease in the provision for loan losses in 2006 compared to 2005.

During 2006 we began to realize the advantages and efficiencies of the operational platform we created in 2004 and 2005. While this transition has not been easy, we are making progress and will continue our evolution in 2007. We expect that 2007 will bring accelerated growth in efficiencies due to the steps taken in previous years. In addition, we will rededicate our efforts in the area of customer service, where we believe we have a significant advantage over our competitors.

Despite the operational changes, we continued to internally grow the balance sheet in 2006. Loan growth was significant but was funded primarily with wholesale funding. Thus, like many banks, we incurred net interest margin pressure that partially negated our earnings growth. Core deposit growth will be a focus for 2007 in order to stabilize our net interest margin. In addition, one of the areas we continue to lag in is non-interest income. Although we made progress in this area in 2006, more work remains to be done.

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

Net interest income on a fully tax equivalent basis decreased to $47.4 million in 2006, compared with $48.6 million in 2005 and $43.4 million in 2004. In 2006, net interest income decreased $1.2 million due to a decrease in the net interest margin, partially offset by internal growth in earning assets. In 2005, net interest income increased due to internal growth in earning assets as well as the full-year impact from the Wisconsin State Bank acquisition. The net interest margin, on a fully tax-equivalent basis, was 3.46% for 2006, compared with 3.75% in 2005 and 3.86% in 2004. In 2006 and 2005 interest earning assets increased $76.4 million and $169.6 million, respectively.

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

	At or for the Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in Thousands)
Assets
Loans, net (1)(2)	$1,175,526	$83,562	7.11%	$1,090,879	$69,546	6.38%	$929,412	$54,908	5.91%
Loans exempt from federal income taxes (3)	3,250	217	6.67%	3,616	253	7.00%	4,082	306	7.50%
Taxable investment securities (4)	32,196	1,131	3.51%	36,385	1,617	4.44%	40,032	1,671	4.17%
Mortgage-related securities (4)	89,265	4,056	4.54%	89,821	3,534	3.93%	91,239	3,176	3.48%
Investment securities exempt from federal income taxes (3)(4)	64,622	3,638	5.63%	66,009	3,686	5.58%	48,614	2,842	5.85%
Other securities	6,649	322	4.84%	8,433	246	2.92%	12,181	155	1.27%
Interest earning assets	1,371,508	92,926	6.78%	1,295,143	78,882	6.09%	1,125,560	63,058	5.60%
Non interest earning assets	123,110			125,640			99,916
Average assets	$1,494,618			$1,420,783			$1,225,476

Liabilities and Stockholders' Equity
NOW deposits	$104,024	820	0.79%	$98,183	571	0.58%	$88,067	420	0.48%
Money market deposits	238,034	7,190	3.02%	237,947	4,016	1.69%	260,275	2,889	1.11%
Savings deposits	126,942	1,653	1.30%	136,581	1,321	0.97%	128,954	1,094	0.85%
Time deposits	534,757	22,582	4.22%	472,621	14,741	3.12%	354,332	8,450	2.38%
Short-term borrowings	77,705	4,269	5.49%	59,493	2,171	3.65%	40,420	838	2.07%
Long-term borrowings	120,176	5,239	4.36%	112,074	4,294	3.83%	96,617	3,546	3.67%
Junior subordinated debt owed to unconsolidated trusts	47,422	3,727	7.86%	46,394	3,154	6.80%	38,690	2,396	6.19%
Interest bearing liabilities	1,249,060	45,480	3.64%	1,163,293	30,268	2.60%	1,007,355	19,633	1.95%
Demand deposits and other non interest bearing liabilities	151,006			163,313			132,720
Stockholders' equity	94,552			94,177			85,401
Average liabilities and stockholders' equity	$1,494,618			$1,420,783			$1,225,476
Net interest spread (5)		$47,446	3.13%		$48,614	3.49%		$43,425	3.65%
Net interest earning assets	$122,448			$131,850			$118,205
Net interest margin on a fully tax equivalent basis (6)			3.46%			3.75%			3.86%
Net interest margin (6)			3.36%			3.65%			3.76%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.10			1.11			1.12
______________________________

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

VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	For the Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
			(Dollars in Thousands)
Interest-Earning Assets:
Loans, net (1)	$5,646	$8,370	$14,016	$10,058	$4,580	$14,638
Loans exempt from federal income taxes (2)	(25)	(11)	(36)	(33)	(20)	(53)
Taxable investment securities	(172)	(314)	(486)	(186)	132	(54)
Mortgage-related securities	(22)	544	522	(48)	406	358
Investment securities exempt from federal income taxes (2)	(78)	30	(48)	965	(121)	844
Other securities	(36)	112	76	(28)	119	91
Total interest-earning assets	$5,313	$8,731	$14,044	$10,728	$5,096	$15,824
Interest-Bearing Liabilities:
NOW deposits	$36	$213	$249	$52	$99	$151
Money market deposits	2	3,172	3,174	(222)	1,349	1,127
Savings deposits	(85)	417	332	67	160	227
Time deposits	2,124	5,717	7,841	3,273	3,018	6,291
Short-term borrowings	791	1,307	2,098	510	823	1,333
Long-term borrowings	323	622	945	587	161	748
Junior subordinated debt owed to unconsolidated trusts	71	502	573	508	250	758
Total interest-bearing liabilities	$3,262	$11,950	$15,212	$4,775	$5,189	$10,635
Net change in net interest income			$(1,168)			$5,189

______________________________

(1)
Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

(2)      Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

Provision For Loan Losses

During 2006, we made a provision of $3.1 million to the allowance for loan losses, as compared to a provision of $4.0 million in 2005 and $1.8 million in 2004. In 2006, a $1.5 million provision for loan losses was made at one of our subsidiary banks. This matter relates to the completion of several real estate development projects of one long time customer whose out-of-state projects with other financial institutions has negatively affected the customer’s projects in Wisconsin financed by the subsidiary bank. The increased 2005 provision is due to our discovery that an officer at one of our subsidiary banks was operating outside of prescribed bank lending policies and procedures which may result in the bank experiencing losses with respect to certain loans. Net loan charge-offs for 2006 were $3.3 million, an increase of $1.8 million from the $1.5 million of net charge-offs in 2005. This compares to net charge-offs of $1.3 million in 2004. Although we consider the allowance for loan losses to be adequate to provide for potential losses in the loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that the subsidiary banks will not be required to make further and possibly larger additions to their allowance in the future.

Non-Interest Income

Non-interest income increased $132,000 in 2006 and $2.4 million in 2005. The 2006 growth in non-interest income can be attributed to increases in tax fees, brokerage and insurance commission, higher fees collected on deposit accounts and an increase in fees collected on loans, partially offset by decreases in the gain on sale of loans and gain on sale of premises. The 2005 growth in non-interest income can be attributed to higher fees collected on deposit accounts and a strong increase in fees collected on loans. The 2005 growth in non-interest income was also positively impacted by a full-year inclusion of Wisconsin State Bank’s operations. The composition of non-interest income is shown in the following table.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Service charges on deposit accounts	$4,509	$4,229	$3,566
Service charges on loans	3,595	3,362	2,154
Tax fees, brokerage and insurance commissions	2,052	1,651	1,547
Securities gains, net	2	-	191
Gain on sale of loans, net	96	366	494
Net gain on sale of premises	160	286	158
Other	3,632	4,020	3,427
Total non-interest income	$14,046	$13,914	$11,537

Service charge income on deposit accounts increased $280,000 in 2006 and $663,000 in 2005. The increases in both years continue to reflect the benefits from growth in deposit accounts, both internal and through acquisitions, and fee structure modifications company-wide.

Services charges on loans increased $233,000 in 2006 compared to 2005. Service charges on loans increased $1.2 million from $2.2 million in 2004 to $3.4 million in 2005. The increase is due directly to a substantial increase in commercial and commercial real estate loan fee income.

Fees from tax, brokerage and insurance services increased $401,000 from $1.7 million in 2005 to $2.1 million in 2006. Fees from tax, brokerage and insurance services increased $104,000 from $1.6 million in 2004 to $1.7 million in 2005. Increase in both 2005 and 2006 was due to the continued expansion of those services in a number of locations.

We recorded a net gain of $2,000 on the sale of $13.7 million of securities in 2006. We did not record a gain or loss on the sale of $26,000 of securities during 2005. We recorded a net gain of $191,000 on the sale of $14.1 million of securities in 2004. The proceeds from the sale of the investments in 2004 and 2006 were used to fund loan demand or to reduce borrowings.

We recorded $96,000 in gains on the sale of loans in 2006, compared to $366,000 in 2005 and $494,000 in 2004. Higher interest rates in 2005 and 2006 resulted in reduced opportunities to sell loans.

We recorded $160,000 in gains on other real estate owned and the sale of premises in 2006, compared to $286,000 in 2005 and $158,000 in 2004. In 2006 the gain was primarily from the sale of other real estate. During 2005 we sold a property that was initially purchased as a potential site for our company headquarters. Rather than building on that site, an existing building was purchased and we divested of the property.

Other non-interest income was $3.6 million in 2006, compared to $4.0 million in 2005 and $3.4 million in 2004. Other non-interest income includes credit and debit card income, safe deposit box fees, ATM fees and income associated with the increased cash surrender value of life insurance policies. The decrease in 2006 was due to decreases in ATM fees, partially offset by increases in credit and merchant card income. In addition, the decrease in 2006 and the increase in 2005 were due to non-recurring income of $540,000 related to the sale of Pulse EFT Association to Discover Financial Services. Other non-interest income also increased in 2005 due to the full-year recognition of the Wisconsin State Bank acquisition.

Non-Interest Expense

Non-interest expense increased $1.6 million or 3.2% for the year ended December 31, 2006, and increased $4.1 million or 8.9% for the year ended December 31, 2005. In 2006, the increase in non-interest expense was due to an increase in salaries and employee benefits. In 2005, the increase in non-interest expense was due to the full-year effects of the centralization and data processing conversion that occurred in 2004 as well as a full-year recognition of the Wisconsin State Bank acquisition. The major components of non-interest expense are shown in the following table.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Salaries and employee benefits	$29,879	$28,137	$24,646
Premises and equipment	6,942	7,119	6,387
Marketing and business development	1,978	2,261	2,321
Data processing fees	3,497	3,464	2,296
Data processing conversions	-	-	573
System installations	-	-	830
Sarbanes-Oxley implementation	-	-	783
Other	9,218	8,917	8,003
Total noninterest expense	$51,514	$49,898	$45,839

Salaries and employee benefits increased $1.7 million in 2006 due to significant increases in health insurance benefit costs and normal pay increases. Salaries and employee benefits increased $3.5 million in 2005 due to the full-year recognition of the staff additions needed to implement our “Vision Unlimited” centralization project and the Wisconsin State Bank acquisition during 2004. Also impacting salaries and employee benefits in 2005 were higher benefit costs and normal pay increases.

Premises and equipment expense decreased $177,000 in 2006. Premises and equipment expense increased $732,000 in 2005 primarily due the full-year recognition of the 2004 Wisconsin State Bank acquisition and expense associated with branch expansion. Also impacting premises and equipment expense were increases in depreciation associated with new equipment and facilities as well as the regular maintenance of our existing facilities.

Marketing and business development costs decreased $283,000 in 2006, and decreased $60,000 in 2005. The decrease in 2006 can be attributed to decreased expenses related to premium items, signage and shareholder materials. The decrease in 2005 can be attributed in part to less employee travel which was partially offset by increased expenses due to the full-year recognition of the 2004 Wisconsin State Bank acquisition.

Data processing fees increased $33,000 in 2006, reflecting our efforts to control expenses. Data processing fees increased $1.2 million in 2005. The increase in 2005 is due to the conversion of all of our banks to a single data processing platform. The data processing conversions took place during the summer of 2004, thus the increase in 2005 is due to the full-year recognition of data processing costs with our service bureau. Also impacting data processing expense in both 2005 and 2006 were increased telecommunication expense, software licensing costs, and the further development of our internet banking service.

Other expenses increased $301,000 in 2006 and $914,000 in 2005. The increase in 2006 is due to increases in merchant expenses. The increase in 2005 can be attributed to a variety of expenses and the full-year recognition of the 2004 Wisconsin State Bank acquisition.

Income Taxes

Our consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans and interest income on assets held in the portfolios of our Nevada investment subsidiaries for which state taxes have historically not been imposed. Our recorded provisions for income taxes totaled $1.6 million in 2006, $2.2 million in 2005 and $2.3 million in 2004. The corresponding effective tax rate for the same years were 28.7%, 30.5% and 36.1%. The effective tax rate decreased in 2006 due to tax-exempt income representing a larger percentage of income before income taxes. Our effective tax rate decreased in 2005 to more normal levels due to the unusual circumstances that occurred in 2004. In 2004 our effective tax rate increased due to the findings of Wisconsin Department of Revenue audits conducted at our Nevada investment subsidiaries which resulted in state taxes being imposed on a portion of the assets held in those subsidiaries.

Loans Receivable

Loans receivable (net of allowance) increased $73.0 million, or 6.5%, from $1.12 billion at December 31, 2005, to $1.19 billion at December 31, 2006. The loan growth during 2006 was primarily in single-family residential loans, commercial real estate, construction and farmland as many clients closed on adjustable rate rather than fixed rate mortgages in the current interest rate environment. In 2004, the Corporation performed an evaluation of the purpose and collateral of each loan. This evaluation resulted in a reallocation of loan dollars between primarily commercial real estate and commercial loans. Loans receivable consist mainly of commercial business loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market area. The following table shows the composition of our loan portfolio on the dates indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
First mortgage:
Conventional single-family residential	$196,223	$167,745	$142,926	$113,479	$98,075
Commercial and multi-family residential	497,496	474,840	436,612	283,433	198,250
Construction	102,461	81,651	76,267	47,894	32,995
Farmland	65,398	52,392	55,710	43,676	20,847
Total first mortgage loans	861,578	776,628	711,515	488,482	350,167

Commercial business loans	252,897	270,101	240,575	294,645	246,787
Consumer and installment loans	54,798	50,663	49,136	51,886	51,883
Home equity loans	31,321	28,541	26,592	14,664	9,492
Other	5,862	7,734	10,863	7,397	7,109
	344,878	357,039	327,166	368,592	315,271
Gross loans	1,206,456	1,133,667	1,038,681	857,074	665,438
Less: Allowance for loan losses	(12,798)	(13,051)	(10,622)	(9,136)	(7,663)
Loans, net	$1,193,658	$1,120,616	$1,028,059	$847,938	$657,775

The following table presents information as of December 31, 2006 regarding first mortgage and commercial business loan maturities and contractual principal repayments of loans during the periods indicated. Loans with adjustable interest rates are shown maturing in the year of their contractual maturity. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Within One Year	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)

Commercial business loans	$171,865	$76,587	$4,445	$252,897
First mortgage loans	415,846	429,466	16,266	861,578
	$587,711	$506,053	$20,711	$1,114,475

Loans maturing after one year with:
Fixed interest rates		$452,313	$20,339
Variable interest rates		53,740	372
		$506,053	$20,711

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

The allowance for loan losses decreased from $13.1 million at December 31, 2005 to $12.8 million at December 31, 2006. In 2006, a $1.5 million provision for loan losses was made at one of our subsidiary banks. This matter relates to the completion of several real estate development projects of one long time customer whose out-of-state projects with other financial institutions has negatively affected the customer’s projects in Wisconsin financed by the subsidiary bank. The increased 2005 provision is due to our discovery that an officer at one of our subsidiary banks was operating outside of prescribed bank lending policies and procedures which activities may result in the bank experiencing losses with respect to certain loans. The ratio of the allowance for loan losses to total loans was 1.06% at December 31, 2006 and 1.15% at December 31, 2005. Based on the present economic environment and our analysis of the financial condition of the borrowers, we consider the present allowance to be appropriate and adequate to cover probable losses inherent in the loan portfolio; however, changes in future economic conditions and in the financial condition of borrowers cannot be predicted at this time. Deterioration in such conditions could result in increases in charge-offs or adversely classified loans and accordingly, in additional provisions for loan losses.

The balance of the allowance for loan losses and actual loss experience for the last five years is summarized in the following table:

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Balance at beginning of year	$13,051	$10,622	$9,136	$7,663	$5,563
Charge-offs:
Conventional single-family residential	(1,022)	(172)	(49)	(84)	(1)
Commercial and multifamily residential	(118)	(241)	(326)	(69)	(647)
Agricultural loans	-	(17)	(104)	-	-
Commercial business loans	(1,947)	(1,271)	(383)	(532)	(99)
Consumer and installment loans	(1,088)	(688)	(863)	(746)	(429)
Total charge-offs	(4,175)	(2,389)	(1,725)	(1,431)	(1,176)
Recoveries	862	867	419	390	112
Net charge-offs	(3,313)	(1,522)	(1,306)	(1,041)	(1,064)
Increase due to acquisition	-	-	999	1,203	2,008
Provisions charged to operations	3,060	3,951	1,793	1,311	1,156
Balance at end of year	$12,798	$13,051	$10,622	$9,136	$7,663

Ratios:
Net charge-offs to average loans outstanding	0.28%	0.14%	0.14%	0.14%	0.21%
Net charge-offs to total allowance	25.89%	11.67%	12.30%	11.39%	13.88%
Allowance to year end gross loans outstanding	1.06%	1.15%	1.02%	1.07%	1.15%

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Conventional single-family residential	$811	16.3%	$1,255	14.8%	$840	13.8%	$452	13.2%	$391	14.7%
Commercial and multi-family residential	4,573	41.2	4,109	41.9	3,996	42.0	3,208	33.1	2,264	29.8
Construction	1,723	8.5	500	7.2	286	7.3	190	5.6	166	5.0
Farmland	341	5.4	565	4.6	801	5.4	255	5.1	188	3.1
Commercial business loans	4,394	21.0	5,029	23.8	3,702	23.2	4,138	34.4	3,938	37.1
Consumer loans and other	956	7.6	1,593	7.7	997	8.3	892	8.6	716	10.3
Totals	$12,798	100.0%	$13,051	100.0%	$10,622	100.0%	$9,136	100.0%	$7,663	100.0%

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area. In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses. The regulators may require us to record adjustments to the allowance based upon their assessment of the information available to them at the time of the examination. Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

Nonperforming and Delinquent Loans

When in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on nonaccrual status and interest previously accrued but unpaid is deducted from interest income. We do not recognize income on any loans past due 90 days or more. In 2006, $1.3 million of additional income on nonaccrual loans would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the year. Additionally, in 2005 we would have reported an additional $442,000 of interest income on nonaccrual loans had the loans been in accordance with their original terms.

Nonperforming assets increased by $8.2 million from $7.1 million at December 31, 2005 to $15.2 million at December 31, 2006. The increase in nonperforming assets can be attributed to the increase in nonaccrual loans, primarily single family residential, commercial business loans and commercial real estate loans, partially offset by a decrease in other real estate owned. In addition, $5.0 million of the increase in non-performing assets was at the subsidiary bank at which we made the loan loss provision of $1.5 million in the fourth quarter of 2006. Other real estate owned is principally comprised of commercial properties acquired in partial or total satisfaction of problem loans. Management believes that losses on nonperforming assets will be minimal due to the collateral position in each situation.

The following table summarizes nonperforming assets on the dates indicated:

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Nonaccrual loans	$14,732	$5,247	$8,871	$5,282	$3,203
Other real estate owned	516	1,812	1,296	1,945	2,382
Total nonperforming assets	$15,248	$7,059	$10,167	$7,227	$5,585

Ratios:
Nonaccrual loans to total loans	1.22%	0.46%	0.85%	0.62%	0.48%
Allowance to nonaccrual loans	86.87%	248.73%	119.74%	172.96%	239.24%
Nonperforming assets to total assets	1.01%	0.48%	0.75%	0.63%	0.61%

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Management Attention (or equivalent designation at the various subsidiary banks). As of December 31, 2006, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $67.8 million compared to $50.7 million as of December 31, 2005, an increase of $17.1 million or 33.7%. The increase is attributable to weakness in the loan portfolio, specifically in real estate related loans. This development over 2006 has led us to be even more aggressive in our risk rating system in order to identify problem loans sooner.

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

Investment Securities

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and lastly earnings potential. Investment securities at December 31, 2006 were $158.2 million compared to $173.6 million at December 31, 2005. The investment portfolio decreased in 2006 due to the sale of $13.7 million of securities as well as repayments received which were not reinvested.  The proceeds were initially used to reduce Federal funds purchased and will be reinvested into higher yielding earning assets over time.  In 2005 the portfolio remained stable as we reinvested proceeds back into the portfolio. We did, however, continue to shift types of securities that we invested in based on our targeted allocations based on yield, duration and risk tolerance.

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

The following table sets forth our estimated fair value of investment securities available-for-sale at the dates indicated:

	At December 31,
	2006	2005	2004
	(Dollars in Thousands)
U.S. Treasury securities	$497	$496	$497
Government sponsored agencies	12,802	11,630	9,677
State and political subdivision securities	62,330	71,732	68,297
Corporate bonds	25	50	75
Collateralized mortgage obligations	45,173	54,154	51,294
Mortgage-backed securities	37,426	35,577	42,724
	$158,253	$173,639	$172,564

The maturity distribution (based upon the average life) and weighted average yield of our securities portfolio as of December 31, 2006 are summarized in the following table:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in Thousands)
U.S. Treasury securities	$497	4.04%	$-	-%	$-	-%	$-	-%
Government sponsored agencies	4,483	4.65	7,830	4.01	489	5.03	-	-
State and political subdivision securities	2,302	5.46	17,571	5.34	29,015	5.64	13,442	6.03
Corporate bonds	-	-	25	2.25	-	-	-	-
Collateralized mortgage obligations	5,708	3.67	39,465	4.36	-	-	-	-
Mortgage-backed securities	182	5.03	27,554	5.02	9,609	5.38	81	6.51
	$13,172	4.35%	$92,445	4.71%	$39,113	5.57%	$13,523	6.03%

Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment based on carrying value.

Total Deposits

Total deposits increased $5.1 million to $1.17 billion on December 31, 2006, from $1.16 billion on December 31, 2005. Deposit growth in 2006 is due to the purchase of brokered certificates of deposit. Brokered certificates of deposit increased from $85.2 million on December 31, 2005 to $120.1 million on December 31, 2006. In addition, we saw a significant shift from money market deposits into retail certificates of deposit due to increased interest rates during the first half of 2006. The 2005 deposit growth can be attributed to internal growth, the acquisition of Wisconsin State Bank and the purchase of brokered certificates of deposit. The following table sets forth the average amount of and the average rate paid by the banks on deposits by deposit category:

			At December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
			(Dollars in Thousands)

Non-interest-bearing demand deposits	$127,954	0.00%	$136,190	0.00%	$119,839	0.00%
NOW and money market deposits	342,058	2.34	336,130	1.37	348,342	0.95
Savings deposits	126,942	1.30	136,581	0.97	128,954	0.85
Time deposits	534,757	4.22	472,621	3.12	354,332	2.38
Total	$1,131,711	2.85%	$1,081,522	1.91%	$951,467	1.35%

Maturities of time deposits and certificate accounts with balances of $100,000 or more, outstanding at December 31, 2006, are summarized as follows:

Amount at December 31, 2006
(Dollars in Thousands)

Three months or less	$40,596
Over three months through six months	50,209
Over six months through twelve months	43,536
Over twelve months	123,398
Total	$257,739

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

The following table shows outstanding amounts of borrowings together with the weighted average interest rates, at the dates indicated.

	At December 31,
	2006		2005		2004
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in Thousands)
Federal Funds purchased	$47,679	4.47%	$27,297	3.97%	$51,142	2.59%
Securities sold under agreements to repurchase	245	0.73	247	0.86	19	0.85
Other short-term borrowings	11,786	6.41	16,788	4.96	10,161	3.92
Long-term borrowings	118,521	4.61	101,107	3.84	111,054	3.55
Junior subordinated debt owed to unconsolidated trusts	53,611	8.04	46,394	7.37	46,394	6.16
	$231,842	5.46%	$191,833	4.93%	$218,770	3.90%

The following table shows the maximum amounts outstanding of borrowings for the periods indicated.

	For the year ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Federal Funds purchased	$100,243	$71,210	$51,142
Securities sold under agreements to repurchase	344	247	2,424
Other short-term borrowings	22,234	18,416	13,770
Long-term borrowings	137,138	123,893	112,467
Junior subordinated debt owed to unconsolidated trusts	53,611	46,394	46,394
	$313,570	$260,160	$226,197

The following table shows for the periods indicated the daily average amount outstanding for the categories of borrowings, and the weighted average rates.

	For the year ended December 31,
	2006		2005		2004
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in Thousands)
Federal Funds purchased	$60,193	5.16%	$46,975	3.24%	$29,757	1.72%
Securities sold under agreements to repurchase	258	1.00	127	0.86	804	1.25
Other short-term borrowings	17,254	6.72	12,391	4.96	9,859	3.23
Long-term borrowings	120,176	4.36	112,074	3.83	96,617	3.67
Junior subordinated debt owed to unconsolidated trusts	47,422	7.86	46,394	6.80	38,690	6.19
	$245,303	5.40%	$217,961	4.41%	$175,727	3.86%

Capital Resources and Adequacy

Stockholders’ equity increased from $93.2 million at December 31, 2005 to $94.3 million at December 31, 2006. The component changes in stockholders’ equity consist of net income of $4.0 million, a net increase of $488,000 in accumulated other comprehensive income, purchase of treasury stock of $831,000, exercise of stock options of $8,000, less payments of dividends to shareholders of $2.7 million.

Pursuant to regulations promulgated by the Federal Reserve Board, bank holding companies are required to maintain minimum levels of core capital as a percent of total assets and total capital as a percent of risk-based assets. The minimum core capital requirement ranges from 3% to 5% of total assets, depending upon the Federal Reserve Board’s determination of the financial institution’s strength. Similar capital guidelines are also established for our individual banking subsidiaries. Most financial institutions are required to meet a minimum core capital requirement of 4% or more of total assets. The regulations assign risk weightings to assets and off-balance sheet items and require minimum risk-based capital ratios. Bank holding companies generally are required to have total capital equal to not less than 8% of risk weighted assets. Core capital consists principally of shareholders’ equity less intangibles, while qualifying total capital consists of core capital, portions of trust preferred securities and a portion of the reserve for loan losses. As of December 31, 2006, we had a total capital to risk weighted assets ratio of 10.09%, and Lincoln State Bank, Franklin State Bank, Grafton State Bank, Community Bank Financial, Fortress Bank, Fortress Bank of Cresco, Fortress Bank Minnesota, The Reedsburg Bank and Wisconsin State Bank had total capital to risk weighted assets ratios of 10.42%, 11.32%, 11.04%, 10.29%, 10.72%, 10.64%, 12.88%, 10.78% and 13.62%, respectively. These ratios are above the 2006 minimum requirements established by regulatory agencies to be well-capitalized.

Merchants and Manufacturers Statutory Trust I, II, III, IV, V and VI (the “Trusts”), wholly-owned subsidiaries, were capitalized for the purpose of issuing Trust Preferred securities. In accordance with Federal Reserve Board regulations in effect at December 31, 2006, the Corporation is allowed, for regulatory purposes, to include $31.7 million of the trust preferred securities issued by the Trusts in Tier 1 capital, with the remaining $20.3 million included in Tier II capital. In March 2005, the Federal Reserve Board issued final regulations, which become effective March 31, 2009. If those regulations had been in effect at December 31, 2006, the Corporation would have been allowed to include approximately $15.1 million of the securities in Tier 1 capital and the remainder in Tier II capital. The Corporation would exceed all regulatory minimum capital ratios if the regulations that are to take effect on March 31, 2009 were in effect as of December 31, 2006.

For a summary of the banks’ regulatory capital ratios at December 31, 2006, please see Note 17 to Consolidated Financial Statements.

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

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. We had liquid assets of $43.6 million and $46.8 million on December 31, 2006 and December 31, 2005, respectively. Management believes liquidity and capital levels are adequate at December 31, 2006.

Our liquidity, represented by cash and cash equivalents, is a product of our operating activities, investing activities and financing activities. These activities are summarized below:

	For the year ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Cash and cash equivalents at beginning of period	$46,778	$44,270	$47,655
Operating activities:
Net income	3,996	5,098	4,002
Adjustments to reconcile net income to net cash provided by operating activities	6,560	9,479	4,511
Net cash provided by operating activities	10,556	14,577	8,513
Net cash used in investing activities	(55,311)	(109,783)	(118,676)
Net cash provided by financing activities	41,536	97,714	106,778
Increase (decrease) in cash and cash equivalents	(3,219)	2,508	(3,385)
Cash and cash equivalents at end of period	$43,559	$46,778	$44,270

    Net cash was provided by operating activities during the years ended December 31, 2006, 2005 and 2004 primarily as a result of normal ongoing business operations. The non-cash items, such as the provisions for loan losses and depreciation and the net amortization of premiums, also contributed to net cash provided by operating activities during these periods.

Liquidity is also necessary at the parent company level. The parent company's primary sources of funds are dividends from subsidiaries, borrowings and proceeds from issuance of equity. The parent company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries and satisfy other operating requirements. Dividends received from subsidiaries totaled $7.5 million, $10.9 million and $8.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and will continue to be the parent company's main source of long-term liquidity. The dividends from our banks were sufficient to pay cash dividends to our shareholders of $2.7 million, $2.7 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the parent company had $22.0 million in lines of credit with unaffiliated banks available, with an $8.0 million balance outstanding.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2006.

	Time deposits	Long-term debt (1)	Operating leases	Total
	(Dollars in Thousands)
2006	$333,066	$28,275	$1,101	$362,442
2007	102,282	42,641	1,076	145,999
2008	46,702	20,011	1,045	67,758
2009	44,335	11,000	902	56,237
2010	31,337	15,000	902	47,239
Thereafter	-	1,594	-	1,594
Total	$557,722	$118,521	$5,026	$681,269

Commitments to originate mortgage loans				$23,984
Unused lines of credit				$269,495
Standby letters of credit				$4,870
__________________

(1) Long-term debt includes junior subordinated debt owed to unconsolidated trusts.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of December 31, 2006. Certain assumptions regarding prepayment and withdrawal rates are based upon our historical experience, and management believes such assumptions are reasonable.
	Amounts Maturing or Repricing as of December 31, 2006
	Within	Six to Twelve	One to Five	Over
	Six months	Months	Years	Five Years	Total
		(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$138,339	$91,468	$375,726	$15,894	$621,427
Adjustable-rate mortgage loans	172,512	13,527	53,740	372	240,151
Total mortgage loans	310,851	104,995	429,466	16,266	861,578
Commercial business loans	140,289	31,576	76,587	4,445	252,897
Consumer loans	20,917	7,606	24,708	1,567	54,798
Home equity loans	27,399	25	3,886	11	31,321
Other loans	3,231	118	1,703	810	5,862
Mortgage-related securities	5,108	5,124	45,487	26,780	82,499
Fixed rate investment securities and other	4,313	3,093	25,402	42,946	75,754
Variable rate investment securities and other	20,129	-	-	-	20,129
Total interest-earning assets	$532,237	$152,537	$607,239	$92,825	$1,384,838

Interest-bearing liabilities:
Deposits
Time deposits	$193,092	$139,974	$222,180	$2,476	$557,722
NOW accounts	6,729	6,729	67,291	31,402	112,151
Savings accounts	7,263	7,263	72,626	33,892	121,044
Money market accounts	17,115	14,074	140,742	65,680	237,611
Short-term borrowings	57,146	2,564	-	-	59,710
Long-term borrowings	18,264	10,011	88,652	1,594	118,521
Junior subordinated debt owed to unconsolidated trusts	28,352	-	-	25,259	53,611
Total interest-bearing liabilities	$327,961	$180,615	$591,491	$160,303	$1,260,370

Interest-earning assets less interest-bearing liabilities	$204,276	$(28,078)	$15,748	$(67,478)	$124,468
Cumulative interest rate sensitivity gap	$204,276	$176,198	$191,946	$124,468
Cumulative interest rate sensitivity gap as a
percentage of total assets	13.56%	11.70%	12.75%	8.27%

At December 31, 2006, our cumulative interest-rate sensitive gap as a percentage of total assets was a positive 13.56% for six month maturities and a positive 11.70% for one-year maturities. Therefore, we are positively gapped and may benefit from rising interest rates.

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

Along with the analysis of the interest rate sensitivity gap, determining the sensitivity of future earnings to a hypothetical plus 200 basis point rate change or minus 200 basis point rate change can be accomplished through the use of simulation modeling. In addition to the assumptions used to measure the interest rate sensitivity gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project income based on a hypothetical change in interest rates. The resulting pretax income for the next 12-month period is compared to the pretax income calculated using flat rates. This difference represents our earning sensitivity to a plus 200 basis point rate change or minus 200 basis point change. The table below illustrates these amounts as of December 31, 2006 and 2005.

	Percent Change in Net Interest Income
Change in Interest Rates	2006	2005
+ 200 basis points	10.71%	10.70%
+ 150 basis points	8.15%	8.15%
+ 100 basis points	5.59%	5.60%
+ 50 basis points	3.03%	3.05%
Base Scenario	0.00%	0.00%
- 50 basis points	(2.08)%	(2.06)%
- 100 basis points	(3.82)%	(3.89)%
- 150 basis points	(6.92)%	(6.92)%
- 200 basis points	(8.84)%	(8.91)%

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

We determine another component of interest rate risk, fair value at risk, through the technique of simulating the fair value of equity in changing rate environment. This technique involves determining the present value of all contractual asset liability cash flows (adjusted for prepayments) based on a predetermined discount rate. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity calculated using discount rates plus 200 basis point rate change or minus 200 basis point rate change to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 2.4% of our market value as of December 31, 2006.

Item 8. Financial Statements and Supplementary Data
The consolidated balance sheets of the Corporation and its subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006 are attached. Selected quarterly financial data is included in Item 6.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

To the Audit Committee of the Board of Directors
Merchants and Manufacturers Bancorporation, Inc
New Berlin, Wisconsin

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries (the Corporation) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management's assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Corporation and our report dated March 15, 2007, expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Madison, Wisconsin
March 15, 2007

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

To the Audit Committee of the Board of Directors
Merchants and Manufacturers Bancorporation, Inc.
New Berlin, Wisconsin

We have audited the consolidated balance sheets of Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries (the Corporation) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for stock based compensation in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness on the Corporations’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Madison, Wisconsin
March 15, 2007

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2006 and 2005

Assets	2006	2005
	(Dollars in Thousands, Except
	Share and Per Share Amounts)

Cash and Due From Banks (Note 3)	$36,500	$39,551
Interest Bearing Deposits in Banks	1,024	863
Federal Funds Sold	6,035	6,364
Cash and cash equivalents	43,559	46,778

Available-for-Sale Securities (Note 4)	158,253	173,639
Loans, less allowance for loan losses of $12,798 and $13,051
at December 31, 2006 and 2005, respectively (Note 5)	1,193,658	1,120,616
FHLB Stock	11,963	20,416
Premises and Equipment (Note 6)	35,197	33,565
Goodwill (Note 7)	32,081	31,983
Intangible Assets (Note 7)	2,794	3,268
Accrued Interest Receivable	7,667	6,875
Other Assets	20,768	21,808

Total assets	$1,505,940	$1,458,948

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$136,709	$159,591
Interest bearing	1,028,528	1,000,572
Total deposits (Note 8)	1,165,237	1,160,163
Short-term borrowings (Note 9)	59,710	46,896
Long-term borrowings (Note 9)	118,521	98,543
Junior subordinated debt owed to unconsolidated trusts (Note 10)	53,611	46,394
Accrued interest payable	4,465	3,631
Other liabilities	10,099	10,096
Total liabilities	1,411,643	1,365,723

Commitments and Contingent Liabilities (Note 15)

Stockholders’ Equity (Note 17)
Preferred stock, $1.00 par value; 250,000 shares authorized, shares
issued and shares outstanding - none	-	-
Common stock $1.00 par value; 25,000,000 shares authorized; shares issued:
3,770,251 - 2006 and 2005; shares outstanding: 3,677,180 - 2006; 3,701,621 - 2005	3,770	3,770
Additional paid-in capital	53,684	53,614
Retained earnings	40,259	38,928
Accumulated other comprehensive loss	(881)	(1,369)
Treasury stock, at cost (93,071 shares - 2006; 68,630 shares - 2005)	(2,535)	(1,718)

Total stockholders’ equity	94,297	93,225

Total liabilities and stockholders’ equity	$1,505,940	$1,458,948

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(Dollars In Thousands, Except Per Share Amounts)
Interest and dividend income:
Interest and fees on loans	$83,705	$69,713	$55,110
Interest and dividends on securities:
Taxable	1,131	1,617	1,671
Tax-exempt	2,401	2,433	1,876
Interest on mortgage-backed securities	4,056	3,534	3,176
Interest on interest bearing deposits in banks and
federal funds sold	322	246	155
Total interest and dividend income	91,615	77,543	61,988

Interest expense:
Interest on deposits	32,245	20,649	12,853
Interest on short-term borrowings	4,269	2,171	838
Interest on long-term borrowings	5,239	4,294	3,546
Interest on junior subordinated debt owed to unconsolidated trusts	3,727	3,154	2,396
Total interest expense	45,480	30,268	19,633

Net interest income	46,135	47,275	42,355

Provision for loan losses (Note 5)	3,060	3,951	1,793
Net interest income after provision for loan losses	43,075	43,324	40,562

Noninterest income:
Service charges on deposit accounts	4,509	4,229	3,566
Service charges on loans	3,595	3,362	2,154
Securities gains, net	2	-	191
Gain on sale of loans, net	96	366	494
Net gain on sale of premises and equipment	160	286	158
Tax fees, brokerage and insurance commissions	2,052	1,651	1,547
Other	3,632	4,020	3,427
Total noninterest income	14,046	13,914	11,537

Noninterest expenses:
Salaries and employee benefits	29,879	28,137	24,646
Premises and equipment	6,942	7,119	6,387
Data processing fees	3,497	3,464	2,296
Data processing conversions	-	-	573
Marketing and business development	1,978	2,261	2,321
System installations	-	-	830
Sarbanes-Oxley implementation	-	-	783
Other	9,218	8,917	8,003
Total noninterest expenses	51,514	49,898	45,839

Income before income taxes	5,607	7,340	6,260

Income taxes (Note 14)	1,611	2,242	2,258

Net income	$3,996	$5,098	$4,002

Basic earnings per share	$1.08	$1.39	$1.16

Diluted earnings per share	$1.08	$1.38	$1.15

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2006, 2005, and 2004

	Shares of				Accumulated
	Common		Additional		Other
	Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars In Thousands, Except Share and Per Share Amounts)

Balance at December 31, 2003	3,326,089	$3,436	$43,691	$35,007	$663	$(2,823)	$79,974
Comprehensive income:
Net income		-	-	4,002	-	-	4,002
Change in net unrealized gains on
available-for-sale securities		-	-	-	(80)	-	(80)
Reclassification adjustment for gains
included in net income		-	-	-	(191)	-	(191)
Income tax effect		-	-	-	113	-	113
Total comprehensive income							3,844
Issuance of 334,230 shares of stock	334,230
for acquisition		334	9,854	-	-	-	10,188
Cash dividends paid - $0.72 per share		-	-	(2,523)	-	-	(2,523)
Exercise of stock options	13,735	-	(124)	-	-	380	256

Balance at December 31, 2004	3,674,054	3,770	53,421	36,486	505	(2,443)	91,739
Comprehensive income:
Net income		-	-	5,098	-	-	5,098
Change in net unrealized gains on
available-for-sale securities		-	-	-	(2,880)	-	(2,880)
Income tax effect		-	-	-	1,006	-	1,006
Total comprehensive income							3,224
Cash dividends paid - $0.72 per share		-	-	(2,656)	-	-	(2,656)
Sale of 20,206 shares of treasury stock	20,206	-	255	-	-	528	783
Exercise of stock options	7,361	-	(62)	-	-	197	135

Balance at December 31, 2005	3,701,621	3,770	53,614	38,928	(1,369)	(1,718)	93,225
Comprehensive income:
Net income		-	-	3,996	-	-	3,996
Change in net unrealized gains on
available-for-sale securities		-	-	-	747	-	747
Reclassification adjustment for gains
realized in net income					2		2
Income tax effect		-	-	-	(261)	-	(261)
Total comprehensive income							4,484
Stock-based compensation			76				76
Cash dividends paid - $0.72 per share		-	-	(2,665)	-	-	(2,665)
Purchase of 25,000 shares of treasury stock	(25,000)	-		-	-	(831)	(831)
Exercise of stock options	559	-	(6)	-	-	14	8

Balance at December 31, 2006	3,677,180	$3,770	$53,684	$40,259	$(881)	$(2,535)	$94,297

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(Dollars In Thousands)
Cash Flows From Operating Activities
Net income	$3,996	$5,098	$4,002
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	3,060	3,951	1,793
Depreciation	2,750	2,800	2,246
Amortization and accretion of premiums and discounts, net	356	673	998
Amortization of intangibles	474	561	588
Deferred income taxes	(918)	(995)	648
Securities gains, net	(2)	-	(191)
Gain on sale of loans, net	(96)	(366)	(494)
Loans originated for sale	(38,073)	(41,934)	(63,742)
Proceeds from sales of loans	38,683	44,041	61,930
Net gain on sale of premises and equipment	(160)	(286)	(158)
FHLB stock dividend	-	(876)	-
Decrease (increase) in cash surrender value	(293)	(295)	960
Decrease (increase) in accrued interest receivable	(792)	(1,456)	(570)
(Decrease) increase in accrued interest payable	834	1,687	255
Stock-based compensation expense	76	-	-
Other, net	661	1,974	248
Net cash provided by operating activities	10,556	14,577	8,513

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(36,502)	(50,486)	(102,371)
Proceeds from sales of available-for-sale securities	13,654	26	14,085
Proceeds from redemptions and maturities of available-for-sale securities	38,626	45,057	82,745
Net increase in loans	(77,547)	(99,038)	(109,343)
Purchases of premises and equipment, net	(4,462)	(7,241)	(9,751)
Proceeds from sales of premises and equipment	99	1,517	-
Proceeds from sales of other real estate	2,368	273	2,261
Cash received (paid) in acquisition	-	-	4,837
(Purchases) redemption of FHLB stock	8,453	109	(1,139)
Net cash (used in) investing activities	(55,311)	(109,783)	(118,676)

Cash Flows From Financing Activities
Net increase in deposits	5,074	127,117	41,066
Net increase (decrease) in short-term borrowings	12,814	(16,990)	27,315
Dividends paid	(2,665)	(2,656)	(2,523)
Proceeds from long-term borrowings	75,772	49,418	55,354
Repayment of long-term borrowings	(53,230)	(56,802)	(25,381)
Issuance of junior subordinated debt owed to unconsolidated trusts	7,217	-	10,310
Repayment of acquisition note	(2,564)	(2,563)	-
Increase (decrease) in advance payments by borrowers for taxes and insurance	(59)	(728)	381
Common stock transactions, net	(823)	918	256
Net cash provided by financing activities	41,536	97,714	106,778

Increase (decrease) in cash and cash equivalents	(3,219)	2,508	(3,385)

Cash and cash equivalents at beginning of year	46,778	44,270	47,655

Cash and cash equivalents at end of year	$43,559	$46,778	$44,270

(Continued)

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(Dollars In Thousands)
Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$44,646	$28,581	$19,106
Income taxes paid	2,529	1,530	3,581
Loans transferred to other real estate owned	932	789	1,612

Supplemental Schedules of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized
gains (losses) on available-for-sale securities, net	$488	$(1,874)	$(158)

Acquisitions (Note 2)
Assets acquired:
Cash and cash equivalents	$-	$-	$6,137
Available-for-sale securities	-	-	11,507
Accrued interest receivable	-	-	428
Loans, net	-	-	71,878
FHLB stock	-	-	2,265
Premises and equipment, net	-	-	2,101
Other	-	-	1,628
Core deposit and other intangibles	-	-	858
Excess of cost over fair value of net assets acquired	-	-	5,203
	-	-	102,005
Liabilities assumed:
Deposits	-	-	80,032
Accrued interest payable	-	-	272
Short-term borrowings	-	-	6,725
Long-term borrowings	-	-	2,010
Other liabilities	-	-	1,478
	-	-	90,517

Net assets acquired	$-	$-	$11,488

Cash paid	$-	$-	$1,300
Note issued	-	-	-
Stock issued	-	-	10,188

Total price paid	$-	$-	$11,488

See Notes to Consolidated Financial Statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Banking Activities: The consolidated income of Merchants and Manufacturers Bancorporation, Inc. (Merchants or the Corporation) is principally from the income of its wholly owned subsidiaries. The Banks, as defined in the following paragraph, provide a full range of personal and commercial financial services to customers. The Corporation and the Banks are subject to competition from other financial institutions. Merchants and Manufacturers Statutory Trust I, II, III, IV, V and VI (the “Trusts”), also wholly-owned subsidiaries, were capitalized for the purpose of issuing Trust Preferred securities. The Corporation and the Banks are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

Consolidation:  The consolidated financial statements of the Corporation include the accounts of its wholly owned subsidiaries: Lincoln State Bank (Lincoln), Franklin State Bank (Franklin), Grafton State Bank (Grafton), Community Bank Financial (CBF), Fortress Bank of Cresco (Cresco), Fortress Bank (Westby), Fortress Bank Minnesota (Houston), The Reedsburg Bank (Reedsburg), and Wisconsin State Bank (WSB) - collectively referred to as “the Banks,” Lincoln Neighborhood Redevelopment Corp., which provides redevelopment and rehabilitation to certain areas located primarily on the near south side of Milwaukee, Merchants Merger Corp. and Merchants New Merger Corp., which are used to facilitate acquisitions, Community Financial Group Financial Services, Inc., which provides non-insured investment and insurance products to customers of the Banks and Lincoln’s wholly owned subsidiary, M&M Lincoln Investment Corporation, Grafton’s wholly owned subsidiary, GSB Investments, Inc., CBF’s wholly owned subsidiary, CBOC Investments, Inc., Westby’s wholly owned subsidiary, Westby Investment Company, Inc., Reedsburg’s wholly owned subsidiary, Reedsburg Investment Corp., and WSB’s wholly owned subsidiary, Random Lake Investments, Inc., which manage the investment portfolio for the Banks and Community Financial Group Mortgage, Inc., which acts as the Corporation’s mortgage broker. Community Financial Group Financial Services, Inc. also includes the accounts of its wholly owned subsidiaries Community Financial Services, LLC and Keith C. Winters and Associates LTD. The Trusts are not included as they do not meet the criteria for consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions for consolidated subsidiaries have been eliminated in the consolidated financial statements.

Use of Estimates: In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and the fair value of financial instruments.

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

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

In estimating other-than-temporary losses, the Corporation considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has been impaired for more than twelve months, and the impairment is deemed other than temporary and material, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the income statement with the security assigned a new cost basis.

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

Premises and Equipment: Land is stated at cost basis. Premises and equipment are stated at cost, less accumulated depreciation. Provisions for depreciation are computed using the straight-line or double-declining-balance methods, over the estimated useful lives of the assets ranging from three years to 39 years.

Goodwill: The Corporation’s goodwill includes the excess of cost over the fair value of net assets acquired arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Goodwill is evaluated on an annual basis to determine impairment, if any. No impairment loss was required for the years ended December 31, 2006, 2005 and 2004.

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

Stock-Based Compensation Plan: At December 31, 2006, the Corporation had two stock-based key officer and employee compensation plans, one of which is dormant, which are described more fully in Note 11. Prior to January 1, 2006, the Corporation accounted for stock-based compensation plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended December 31, 2005 and 2004, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for the prior periods have not been restated.

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

	Years Ended December 31,
	2005	2004
	(Dollars In Thousands, Except Per Share Data)

Net income, as reported	$5,098	$4,002
Deduct total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	6	301

Pro forma net income	$5,092	$3,701

Earnings per share:
Basic:
As reported	$1.39	$1.16
Pro forma	1.38	1.07
Diluted:
As reported	1.38	1.15
Pro forma	1.38	1.06

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: dividend yield of 1.92 percent and 2.07 percent; expected price volatility of 21.82 percent and 21.82 percent; blended risk-free interest rates of 4.40 percent and 4.15 percent and expected lives of 10 years.

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

Earnings per common share have been computed for the years ended December 31, 2006, 2005 and 2004 based on the following:

	2006	2005	2004
	(Dollars In Thousands, Except Share Amounts)

Net income	$3,996	$5,098	$4,002

Weighted average common shares outstanding	3,692,477	3,688,248	3,464,766
Effect of dilutive options	13,472	11,827	13,011

Weighted average common shares outstanding used to calculate diluted earnings per common share	3,705,949	3,700,075	3,477,777

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

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

In June 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006. The Corporation is assessing the financial statement impact of the adoption of EITF 06-5.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For the Corporation this Statement is effective for calendar year 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.

At its September 2006 meeting, the EITF reached a final consensus on Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-4 is effective for annual or interim reporting periods beginning after December 15, 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.

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

Note 3. Cash and Due From Banks

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements approximated $6.5 million and $6.9 million at December 31, 2006 and 2005, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4. Available-for-Sale Securities

Amortized costs and fair values of available-for-sale securities as of December 31, 2006 and 2005 are summarized as follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars In Thousands)
U.S. Treasury securities	$500	$-	$(3)	$497
Government sponsored agencies	12,960	-	(158)	12,802
State and political subdivisions	62,500	242	(412)	62,330
Corporate bonds	25	-	-	25
Collateralized mortgage obligations	46,107	-	(934)	45,173
Mortgage-backed securities	37,520	128	(222)	37,426

	$159,612	$370	$(1,729)	$158,253

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars In Thousands)
U.S. Treasury securities	$499	$-	$(3)	$496
Government sponsored agencies	11,867	-	(237)	11,630
State and political subdivisions	72,143	397	(808)	71,732
Corporate bonds	50	-	-	50
Collateralized mortgage obligations	55,402	17	(1,265)	54,154
Mortgage-backed securities	35,784	82	(289)	35,577

	$175,745	$496	$(2,602)	$173,639

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4. Available-for-Sale Securities (Continued)

Information pertaining to securities with gross unrealized losses and their fair values at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2006	(Dollars In Thousands)
U.S. Treasury securities	$-	$-	$500	$(3)	$500	$(3)
Government sponsored agencies	-	-	9,159	(158)	9,159	(158)
State and political subdivisions	5,393	(52)	32,555	(360)	37,948	(412)
Collateralized mortgage obligations	1,639	(4)	43,347	(930)	44,986	(934)
Mortgage-backed securities	5,387	(15)	12,784	(207)	18,171	(222)

Total temporarily impaired securities	$12,419	$(71)	$98,345	$(1,658)	$110,764	$(1,729)

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005	(Dollars In Thousands)
U.S. Treasury securities	$496	$(3)	$-	$-	$496	$(3)
Government sponsored agencies	7,460	(176)	3,665	(61)	11,125	(237)
State and political subdivisions	34,480	(656)	11,757	(152)	46,237	(808)
Collateralized mortgage obligations	22,042	(887)	29,617	(378)	51,659	(1,265)
Mortgage-backed securities	8,628	(248)	10,655	(41)	19,283	(289)

Total temporarily impaired securities	$73,106	$(1,970)	$55,694	$(632)	$128,800	$(2,602)

All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary. Over 99% of the securities in an unrealized loss position for greater than 12 months as of December 31, 2006 were either issued by U.S. Government-sponsored enterprises, guaranteed by government sponsored agencies, or by issuers with investment grade ratings. Since the Corporation has the ability and intent to hold these securities until market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

The unrealized losses on the Corporation’s investment in U.S. Treasury securities, government sponsored agency securities, collateralized mortgage obligations and mortgage-backed securities were caused by increases in interest rates. These types of investments are either backed by government sponsored agencies or issued by U.S. Government-sponsored enterprises (e.g. Fannie Mae and Freddie Mac). Accordingly, the Corporation believes the credit risk embedded in these securities to be inherently nonexistent in the case of U.S. Treasury securities and government sponsored agency securities, and very remote in the case of U.S. Government sponsored enterprises. The unrealized losses in the Corporation’s investment in state and political subdivision securities all relate to securities with investment grade ratings and were believed by management to have been caused not by credit risk, but by interest rate increases.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4. Available-for-Sale Securities (Continued)

The fair value of available-for-sale securities at December 31, 2006, by contractual maturity, is shown below.

Available for Sale, At Fair Value:
		After 1 year	After 5 years
	Within	through	through	Over
	1 year	5 years	10 years	10 years	Total
	(Dollars in Thousands)
U.S. Treasury securities	$497	$-	$-	$-	$497
Government sponsored agencies	4,483	7,830	489	-	12,802
State and political subdivisions	2,302	17,571	29,015	13,442	62,330
Corporate bonds	-	25	-	-	25
Collateralized mortgage obligations	5,708	39,465	-	-	45,173
Mortgage-backed securities	182	27,554	9,609	81	37,426
	$13,172	$92,445	$39,113	$13,523	$158,253

Proceeds from sales of available-for-sale securities during the years ended December 31, 2006, 2005 and 2004, were $13.7 million, $26,000, and $14.1 million, respectively. Gross gains of approximately $84,000, zero, and $204,000, were recorded on those sales for the years ended December 31, 2006, 2005, and 2004, respectively. Gross losses of approximately $82,000, zero, and $13,000, were also recorded in the years ended December 31, 2006, 2005, and 2004, respectively.

Securities with a fair value of approximately $73.7 million and $67.6 million at December 31, 2006 and 2005, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 5. Loans

Major classifications of loans are as follows:

	December 31,
	2006	2005
	(Dollars In Thousands)
First mortgage:
Conventional single-family residential	$196,223	$167,745
Commercial and multi-family residential	497,496	474,840
Construction	102,461	81,651
Farmland	65,398	52,392
Total first mortgage loans	861,578	776,628

Commercial business loans	252,897	270,101
Consumer and installment loans	54,798	50,663
Home equity loans	31,321	28,541
Other	5,862	7,734
	344,878	357,039

Gross loans	1,206,456	1,133,667
Less: Allowance for loan losses	(12,798)	(13,051)

Loans, net	$1,193,658	$1,120,616

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5. Loans (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004 are presented as follows:

	December 31,
	2006	2005	2004
	(Dollars In Thousands)

Balance at beginning of year	$13,051	$10,622	$9,136
Increase due to acquisition	-	-	999
Provisions charged to expense	3,060	3,951	1,793
Recoveries	862	867	419
Charge-offs	(4,175)	(2,389)	(1,725)

Balance at end of year	$12,798	$13,051	$10,622

The following is a summary of information pertaining to impaired loans:

	December 31,
	2006	2005
	(Dollars In Thousands)

Impaired loans for which an allowance has been provided	$23,230	$13,543
Impaired loans for which no allowance has been provided	-	-

Total loans determined to be impaired	$23,230	$13,543

Allowance provided for impaired loans, included in the allowance for loan losses	$4,322	$3,662

	Years Ended December 31,
	2006	2005	2004
	(Dollars In Thousands)

Average investment in impaired loans	$17,345	$7,003	$5,842

Nonaccruing loans totaled approximately $14.7 million and $5.2 million as of December 31, 2006 and 2005, respectively. Interest income in the amount of approximately $1.3 million, $442,000, and $538,000, would have been earned on the nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2006, 2005, 2004, respectively. The interest collected on nonaccrual loans and impaired loans included in income for the years ended December 31, 2006, 2005, and 2004 was approximately $699,000, $241,000, and $442,000, respectively.

Certain directors and executive officers of the Corporation, and their related interests, had loans outstanding in the aggregate amounts of approximately $43.9 million and $42.2 million at December 2006 and 2005, respectively. During 2006, approximately $5.8 million of new loans were made and repayments totaled approximately $4.1 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than normal risks of collectibility or present other unfavorable features.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5. Loans (Continued)

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheets, were approximately $350.3 million and $344.3 million at December 31, 2006 and 2005, respectively. Mortgage servicing rights, which are included with other assets, were approximately $1.9 million and $1.9 million, respectively, at December 31, 2006 and 2005. The fair value of the servicing rights was determined using a discount rate of 10 percent, prepayment speeds ranging from 1 percent to 8 percent, depending upon the stratification of the specific right, and a weighted average default rate of zero percent. The carrying value of these mortgage-servicing rights approximates fair market values as of December 31, 2006 and 2005, respectively.

The following summarizes the activity pertaining to mortgage servicing rights:

	Years Ended December 31,
	2006	2005	2004
	(Dollars In Thousands)

Balance at beginning of year	$1,928	$1,991	$1,712
Mortgage servicing rights capitalized	858	798	1,064
Mortgage servicing rights amortized	(869)	(861)	(785)

Balance at end of year	$1,917	$1,928	$1,991

Note 6. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation, and are summarized as follows:

	December 31,
	2006	2005
	(Dollars In Thousands)

Land	$5,346	$4,740
Office buildings and improvements	31,288	30,151
Furniture and equipment	16,466	19,792
	53,100	54,683
Less: accumulated depreciation	(17,903)	(21,118)

	$35,197	$33,565

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7. Goodwill and Intangible Assets

The Corporation’s goodwill includes the excess of cost over fair value of net assets acquired arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. The changes in the carrying amount of goodwill for the year ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars In Thousands)

Balance at beginning of year	$31,983	$31,885
Goodwill acquired during year	98	98

Balance at end of year	$32,081	$31,983

Goodwill related to acquisitions is not being amortized, but is evaluated annually for impairment. Any impairment in goodwill would be recognized against income in the period of impairment.

Intangible assets consisted of the following at December 31, 2006 and 2005:

	2006	2005
	(Dollars In Thousands)

Core deposit intangibles	$4,301	$4,301
Other intangibles	563	563
	4,864	4,864
Less: accumulated amortization	(2,070)	(1,596)

Intangible assets, net	$2,794	$3,268

The Corporation’s intangible assets include the value of ongoing customer relationships (core deposit and other intangibles) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. For the years ended December 31, 2006 and 2005, the Corporation did not acquire any core deposit intangibles.

Core deposit intangibles of $4.3 million are being amortized over a 10 year period. Other intangibles of $563,000 are being amortized over a 16-year period. Core deposit and other intangible assets are periodically reviewed for impairment. Any impairment in the core deposit intangibles or other intangibles would be recognized against income in the period of impairment.

Amortization of core deposit intangibles was approximately $439,000, $526,000 and $553,000 during the years ended December 31, 2006, 2005, and 2004, respectively.  For the years ended December 31, 2006, 2005, and 2004, amortization of other intangibles was approximately $35,000 in each year. Estimated aggregate amortization expenses for the core deposit and other intangibles for the next five years are as follows:

Years Ending December 31,
(Dollars in Thousands)

2007	$407
2008	395
2009	395
2010	395
2011	395

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8. Deposits

Deposits consisted of the following as of December 31:

	2006	2005
	(Dollars In Thousands)
Negotiable Order of Withdrawal (NOW) accounts:
Non-interest bearing	$136,709	$159,591
Interest-bearing	112,151	109,359
Savings deposits	121,044	134,103
Money market investment accounts	237,611	253,921
Time deposits and certificate accounts	557,722	503,189

	$1,165,237	$1,160,163

The time deposits and certificate accounts category above includes approximately $120.1 million and $85.2 million of brokered deposits at December 31, 2006 and 2005, respectively. At December 31, 2006, original maturities of brokered deposits range from one to five years.

The scheduled maturities of time deposits and certificate accounts at December 31, 2006 are as follows:

Years Ending December 31,
(Dollars in Thousands)

2007	$333,066
2008	102,282
2009	46,702
2010	44,335
2011	31,337

$557,722

At December 31, 2006 and 2005, time deposits and certificate accounts with balances greater than $100,000 amounted to approximately $257.7 million and $221.3 million, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9. Borrowings

Short-term and long-term borrowings consisted of the following at December 31:

	Weighted Average
	Interest Rate
	December 31,		Matures in fiscal	December 31,
Description	2006	2005	year ended	2006	2005
				(Dollars In Thousands)
Short-term borrowings:
Federal funds purchased	4.47%	3.97%	Daily overnight	$47,679	$27,297

Federal Reserve Bank Treasury,
tax & loan advances	-	-	Daily overnight	501	569

Securities sold under agreements
to repurchase	-	0.86	2006	-	247
	0.73	-	2007	245	-

Lines of credit with unaffiliated banks	-	4.96	2006	-	16,219
	6.72	-	2007	8,721	-

Acquisition notes payable	-	5.35	2006	-	2,564
	5.35	-	2007	2,564	-

Total short-term borrowings				$59,710	$46,896

Long-term borrowings:
Acquisition notes payable	5.35	5.35	2008	2,563	5,127

Financing obligation	5.00	-	2008	5,267	-

Advances from Federal Home
Loan Bank of Chicago	-	3.29	2006	-	25,281
	3.43	3.31	2007	28,275	26,750
	4.62	4.20	2008	34,811	23,750
	4.47	3.90	2009	20,011	11,500
	5.29	5.61	2010	11,000	2,500
	5.09	4.61	2011 and after	16,594	3,635

Total long-term borrowings				$118,521	$98,543

Total borrowings				$178,231	$145,439

Securities sold under agreements to repurchase generally mature within 120 days.

Information concerning federal funds purchased is summarized as follows:

	2006	2005
	(Dollars In Thousands)

Average daily balance during the year	$60,193	$46,930
Average daily interest rate during the year	5.16%	3.24%
Maximum month-end balance during the year	$100,243	$71,210
Weighted average rate as of December 31	4.47%	3.97%

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9. Borrowings (Continued)

The Corporation has an unsecured line of credit with a maximum borrowing amount of $22 million from a third-party lender which expires May 24, 2007. At December 31, 2006 and 2005, the Corporation had $8.0 million and $15.0 million, respectively, outstanding on the line of credit. Interest is payable quarterly at the adjusted interbank rate plus 135 basis points on the first $10 million and at the adjusted interbank rate plus 150 basis points for the second $12 million, as defined in the note agreement. As of December 31, 2006 and 2005, the interest rate is 6.70% and 5.84%, respectively. In addition, the Corporation has operating lines of credit outstanding of $714,000 and $1.2 million at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, FHLB borrowings are collateralized by securities with a fair value of approximately $29.8 million and $34.3 million, respectively, and loans receivable with an outstanding balance of approximately $136.6 million and $121.6 million, respectively.

The acquisition notes payable are due in equal annual installments of $2.6 million through 2008.

The financing obligation relates to the sale-leaseback of the Company’s corporate office. The financing obligation will mature in December 2008.

At December 31, 2006, $3.5 million of the advances from the Federal Home Loan Bank of Chicago due in 2008 are callable quarterly, $2.0 million of the borrowings due in 2010 and after are callable quarterly and $2.5 million of the borrowings due in 2010 and after are callable in 2007.

Note 10. Junior Subordinated Debt Owed to Unconsolidated Trusts

Company obligated mandatorily redeemable trust preferred securities consisted of the following as of December 31:

	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
	(Dollars in Thousands)

Date of issuance	November 2002	May 2003	October 2003	October 2003	September 2004	November 2006

Amount issued	$10,000	$10,000	$7,500	$7,500	$10,000	$7,000

Rate of interest	3-month LIBOR	8.25%	8.25%	3-month LIBOR	3-month LIBOR	3-month LIBOR
	plus 3.35%			plus 2.95%	plus 2.05%	plus 1.85%

Fixed/Variable	Variable	Fixed	Fixed	Variable	Variable	Variable

Rate of interest as of
December 31, 2006	8.71%	8.25%	8.25%	8.31%	7.41%	7.21%

Date of maturity	November 11, 2032	May 30, 2033	October 15, 2033	October 15, 2033	December 31, 2034	December 30, 2036

Common equity
securities	$310	$310	$232	$232	$310	$217

Debentures issued	$10,310	$10,310	$7,732	$7,732	$10,310	$7,217

Debt issuance costs	$44	$210	$9	$9	-	-

Underwriting fees	$300	$300	$169	$169	-	-

The securities listed above represent preferred beneficial interests in the assets of each statutory business trusts. These securities are redeemable, in whole or in part, at the option of the Corporation at any time, after five years. Proceeds from the offerings were used to purchase junior subordinated deferrable interest debentures, as noted in the table above, with interest rates and terms substantially similar to the trust preferred securities. Debt issuance costs and underwriting fees were capitalized related to the offerings and are being amortized over the estimated life of the trust preferred securities. Holders of the trust preferred securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Corporation’s indebtedness and senior to the Corporation’s capital stock.

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

Note 11. Stock Based Compensation

During the second quarter of 2006, the Corporation's shareholders approved a 2006 Stock Incentive Plan under which 210,000 shares of common stock are reserved for the grant of options or restricted stock to directors, officers and employees at a price not less than the fair market value of the stock on the date of the grant. The Stock Incentive Plan limits the incentive stock options that may be granted to each employee to $100,000 (based on aggregate fair market value at the date of the grant) per calendar year, on a cumulative basis. There is no such limit on the amount of nonstatutory options that may be issued to any employee. Options must be exercised within 10 years of the date of grant and can be regranted if forfeited. The 2006 Stock Incentive Plan also authorizes grants of restricted stock. Vesting periods are determined at the discretion of the Corporation’s Compensation Committee.

The Corporation also has a 1996 Incentive Stock Option Plan. The Corporation had reserved 210,000 shares of common stock for issuance under the plan. Vesting periods were determined at the discretion of the Corporation’s Compensation Committee. With the exception of 20,000 stock options granted in 2004, all stock options awarded in prior years were immediately vested on the date of grant. In 2004, 20,000 stock options were granted with a 32 month vesting period. At December 31, 2006, 16,722 stock options from the 2004 grant are vested and the remaining 3,278 stock options will vest on March 31, 2007. This plan became dormant upon approval of the 2006 Stock Incentive Plan, and no future grants of options are authorized from this plan.

At December 31, 2006, 210,000 shares were reserved for future grants. Activity in the 1996 Incentive Stock Option Plan and the 2006 Stock Incentive Plan are summarized in the following table:

		Weighted-	Weighted-
		Average	Average
	Number	Exercise Price	Remaining
	of Shares	Per Share	Contractual Life	Exercisable

Total outstanding at December 31, 2003	73,256	$24.15	4.82	73,256
Granted	58,922	$40.19
Exercised	(13,735)	$18.60
Forfeited	-	-
Total outstanding at December 31, 2004	118,443	$32.75	5.20	101,721
Granted	700	$35.00
Exercised	(7,361)	$18.29
Forfeited	-	-
Total outstanding at December 31, 2005	111,782	$33.72	6.24	101,782
Granted	-	-
Exercised	(559)	$15.11
Forfeited	(1,000)	$45.00
Total outstanding at December 31, 2006	110,223	$33.71	4.72	106,945

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11. Stock Based Compensation (Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006.

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(In Years)	Price	Exercisable	Price

$15.11	5,584	1.3	$15.11	5,584	$15.11
$25.45 to $28.31	46,017	2.2	$27.95	46,017	$27.95
$30.50 to $35.00	20,700	7.8	$30.65	17,422	$30.68
$45.00 to $46.00	37,922	7.1	$45.11	37,922	$45.11

	110,223			106,945

There were no options granted during the year ended December 31, 2006. The weighted-average grant date fair value of options granted during the year ended December 31, 2005 was $35.00. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $12,000 and $136,000, respectively. The fair value of nonvested shares is determined based on the market price of the Corporation’s stock on the grant date.

A summary of the status of the nonvested options as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below.

		Weighted
		Average
		Grant Date
	Options	Fair Value

Nonvested at beginning of period	10,000	$30.50
Granted	-	-
Vested	(6,722)	30.50
Canceled	-	-
Nonvested at end of period	3,278	$30.50

As a result of adopting FAS 123(R) on January 1, 2006, the Corporation’s income before taxes and net income for the year ended December 31, 2006, are $76,000 and $50,000 lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25. Compensation expense for stock-based compensation as a result of the adoption of FAS 123(R) negatively impacted basic and diluted earnings per share for the year ended December 31, 2006 by $0.02 and $0.01, respectively. As of December 31, 2006, there was $6,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Corporation's stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3 months.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12. Profit-Sharing and Pension Plan

Profit-Sharing Plan: The Corporation has a 401(k) Profit Sharing Plan and Trust for the benefit of all employees who have attained the age of 18 years. The employee is eligible to participate in the plan the first quarter following the first 30 days of employment. A participating employee may elect to defer a portion of his or her pretax compensation (between 1% and 100% of base compensation, subject to certain limitations, in 1% increments) and contribute this amount to the 401(k) Profit Sharing Plan. Deferrals of up to 6% of compensation which are contributed to a trust set up pursuant to the 401(k) Profit Sharing Plan may be deducted by Merchants for federal income tax purposes. The Corporation’s annual contribution consists of a discretionary matching percentage, limited to 1% of employee compensation, and an additional discretionary amount which is determined annually by the Board of Directors. Employees are fully vested after one year of service in all amounts contributed to their account under matching and discretionary contributions made by the Corporation. The Corporation’s contributions for 2006, 2005, and 2004, were approximately $885,000, $802,000, and $515,000, respectively.

Pension Plan: The Corporation had a non-contributory defined contribution pension plan covering substantially all employees of the Cresco, Westby and Houston banks. In 2005 the pension plan was terminated and all of the assets were transferred into the Corporation’s 401(k) Profit Sharing Plan and Trust. Total pension expense was approximately $258,000 during 2004.

Note 13. Salary Continuation Agreement

The Corporation has entered into salary continuation agreements with various executive officers. The agreements provide for the payment of specified amounts upon the employee’s retirement or death which is being accrued over the anticipated remaining period of employment. Expense recognized for future benefits under these agreements totaled approximately $51,000, $200,000 and $373,000, during 2006, 2005, and 2004, respectively.

Although not part of the agreements, the Corporation purchased insurance on the lives of the officers which could provide funding for the payment of benefits. Included in other assets are approximately $3.1 million and $3.0 million, respectively, of related cash surrender value of life insurance as of December 31, 2006 and 2005, respectively.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14. Income Taxes

The provision for income taxes consisted of the following:

	December 31,
	2006	2005	2004
	(Dollars In Thousands)

Current	$2,529	$3,237	$1,610
Deferred	(918)	(995)	648

	$1,611	$2,242	$2,258

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	2006		2005		2004
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars In Thousands)

Computed “expected” tax expense	$1,963	35.0%	$2,569	35.0%	$2,191	35.0%
Effect of graduated tax rates	(56)	(1.0)	(73)	(1.0)	(63)	(1.0)
State income taxes, net
of federal benefit	576	10.3	679	9.3	1,050	16.8
Tax-exempt income, net	(760)	(13.6)	(810)	(11.0)	(851)	(13.6)
Other, net	(112)	(2.0)	(123)	(1.7)	(69)	(1.1)

	$1,611	28.7%	$2,242	30.5%	$2,258	36.1%

The net deferred tax assets included with other assets in the accompanying consolidated balance sheets include the following amounts:
	December 31,
	2006	2005
	(Dollars In Thousands)
Deferred tax assets:
Allowance for loan losses	$4,998	$5,022
Net operating loss carryforwards	3,272	2,608
Deferred compensation	1,738	1,637
Unrealized loss on available-for-sale securities	477	735
Other assets	951	852
Total deferred tax assets	11,436	10,854
Valuation allowance	(3,272)	(2,608)
	8,164	8,246
Deferred tax liabilities:
Depreciation	(1,633)	(1,385)
Purchase accounting	(1,580)	(1,871)
Other liabilities	(2,676)	(3,375)
Total deferred tax liabilities	(5,889)	(6,631)

Net deferred tax asset	$2,275	$1,615

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14. Income Taxes (Continued)

At December 31, 2006 and 2005, deferred tax assets include approximately $62.8 million and $49.9 million of various state net operating loss carry forwards respectively, which begin to expire in 2007 and are reduced by the valuation allowance to the extent full realization is in doubt.

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

Off-balance-sheet financial instruments, whose contracts represented credit and/or interest rate risk at December 31, 2006 and 2005, are as follows:

	December 31,
	2006	2005
	(Dollars In Thousands)

Commitments to originate mortgage loans	$23,984	$37,426

Unused lines of credit:
Commercial business	209,211	193,581
Home equity	41,676	31,582
Credit cards	18,608	21,031

Standby letters of credit	4,870	12,362

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, equipment, and income-producing commercial properties. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2006 and 2005, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15. Commitments and Contingent Liabilities (Continued)

The Corporation has also executed contracts for the sale of mortgage loans in the secondary market in the amount of zero and $492,000 as of December 31, 2006 and 2005, respectively. These amounts are included in total loans at the respective balance sheet dates.

Various subsidiary banks of the Corporation have entered into noncancelable leases for certain branch facilities. The following is a schedule of future minimum rental payments required under the noncancelable lease agreements:

Years Ending December 31,
(Dollars in Thousands)

2007	$1,101
2008	1,076
2009	1,045
2010	902
2011	902

$5,026

Note 16. Concentration of Credit Risk

The current policy of the Corporation and the Banks is not to engage in the use of interest-rate swaps, futures, or option contracts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Corporation and Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized all the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table on the following page. There are no conditions or events since that notification that management believes have changed the Corporation’s or Banks’ classification as of December 31, 2006.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions of Dividends (Continued)

The Corporation’s and Banks’ actual capital amounts and ratios as of December 31, 2006 and 2005 are presented in the following tables.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2006
Total capital (to risk-weighted assets):
Consolidated	$124,909	10.09%	$99,045	8.00%	$123,807	N/A
Lincoln State Bank	45,173	10.42	34,681	8.00	43,351	10.00%
Franklin State Bank	9,494	11.32	6,707	8.00	8,384	10.00
Grafton State Bank	16,235	11.04	11,769	8.00	14,711	10.00
Community Bank Financial	8,336	10.29	6,482	8.00	8,103	10.00
Fortress Bank	14,540	10.72	10,853	8.00	13,566	10.00
Fortress Bank of Cresco	6,634	10.64	4,988	8.00	6,235	10.00
Fortress Bank Minnesota	5,567	12.88	3,457	8.00	4,322	10.00
The Reedsburg Bank	17,269	10.78	12,810	8.00	16,013	10.00
Wisconsin State Bank	10,181	13.62	5,981	8.00	7,477	10.00

Tier 1 capital (to risk-weighted assets):
Consolidated	$91,835	7.42%	$49,523	4.00%	$74,284	N/A
Lincoln State Bank	41,004	9.46	17,340	4.00	26,011	6.00%
Franklin State Bank	8,491	10.13	3,353	4.00	5,030	6.00
Grafton State Bank	14,395	9.79	5,884	4.00	8,826	6.00
Community Bank Financial	7,798	9.62	3,241	4.00	4,862	6.00
Fortress Bank	12,839	9.46	5,427	4.00	8,140	6.00
Fortress Bank of Cresco	6,147	9.86	2,494	4.00	3,741	6.00
Fortress Bank Minnesota	5,092	11.78	1,729	4.00	2,593	6.00
The Reedsburg Bank	15,902	9.93	6,405	4.00	9,608	6.00
Wisconsin State Bank	9,493	12.70	2,991	4.00	4,486	6.00

Tier 1 capital (to average assets):
Consolidated	$91,835	6.27%	$58,562	4.00%	$73,203	N/A
Lincoln State Bank	41,004	8.49	19,318	4.00	24,148	5.00%
Franklin State Bank	8,491	9.25	3,670	4.00	4,588	5.00
Grafton State Bank	14,395	7.77	7,413	4.00	9,267	5.00
Community Bank Financial	7,798	8.12	3,839	4.00	4,799	5.00
Fortress Bank	12,839	7.72	6,653	4.00	8,316	5.00
Fortress Bank of Cresco	6,147	7.94	3,096	4.00	3,870	5.00
Fortress Bank Minnesota	5,092	9.19	2,215	4.00	2,769	5.00
The Reedsburg Bank	15,902	7.96	7,992	4.00	9,990	5.00
Wisconsin State Bank	9,493	10.35	3,668	4.00	4,585	5.00

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions of Dividends (Continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2005
Total capital (to risk-weighted assets):
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

Tier 1 capital (to risk-weighted assets):
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

As of December 31, 2006, the subsidiary banks collectively had equity of approximately $152.2 million of which approximately $11.4 million was available for distribution to the Corporation as dividends without prior regulatory approval.

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

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18. Fair Values of Financial Instruments (Continued)

Deposits: The fair values disclosed for NOW accounts, savings deposits, and money market investment accounts are, by definition, equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates within the marketplace.

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

Off-balance-sheet instruments: The estimated fair value of fee income on letters of credit at December 31, 2006 and 2005 is insignificant. Loan commitments on which the committed interest rate is less that the current market rate are also insignificant at December 31, 2006 and 2005.

The estimated fair values of the Corporation’s financial instruments are as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks	$36,500	$36,500	$39,551	$39,551
Interest bearing deposits in banks	1,024	1,024	863	863
Federal funds sold	6,035	6,035	6,364	6,364
Available-for-sale securities	158,253	158,253	173,639	173,639
Loans, net	1,193,658	1,200,499	1,120,616	1,128,574
Accrued interest receivable	7,667	7,667	6,875	6,875
FHLB stock	11,963	11,963	20,416	20,416

Financial liabilities:
Deposits	1,165,237	1,166,116	1,160,163	1,161,451
Short-term borrowings	59,710	59,710	44,332	44,332
Long-term borrowings	118,521	118,618	101,107	101,191
Junior subordinated debt owed to
unconsolidated trusts	53,611	61,347	46,394	53,771
Accrued interest payable	4,465	4,465	3,631	3,631

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19. Parent Company Only Condensed Financial Information

Condensed Balance Sheets
(Parent Company Only)

	December 31,
	2006	2005
	(Dollars In Thousands)
Assets
Cash and cash equivalents	$13	$20
Loans receivable	700	-
Investment in subsidiaries	157,593	154,098
Premises and equipment	7,277	7,662
Other assets	3,435	3,733

Total assets	$169,018	$165,513

Liabilities
Short-term borrowings	$10,571	$17,539
Long-term borrowings	7,830	5,127
Junior subordinated debt owed to unconsolidated trusts	53,611	46,394
Other liabilities	2,709	3,228
Total liabilities	74,721	72,288

Stockholders’ equity
Common stock	3,770	3,770
Additional paid-in capital	53,684	53,614
Retained earnings	40,259	38,928
Accumulated other comprehensive loss	(881)	(1,369)
Treasury stock	(2,535)	(1,718)
Total stockholders’ equity	94,297	93,225

Total liabilities and stockholders’ equity	$169,018	$165,513

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19. Parent Company Only Condensed Financial Information (Continued)

Condensed Statements of Income
(Parent Company Only)

	Years Ended December 31,
	2006	2005	2004
	(Dollars In Thousands)
Income:
Interest on loans, including fees	$24	$-	$3
Dividends from subsidiaries	7,544	10,862	8,314
Other	11,669	9,635	7,728
	19,237	20,497	16,045
Expenses:
Salaries and employee benefits	10,955	9,007	7,378
Occupancy	1,881	2,120	1,816
Interest	5,133	4,171	3,310
Other	3,367	3,085	5,204
	21,336	18,383	17,708
Income (loss) before income tax benefit and equity
in undistributed net income of subsidiaries	(2,099)	2,114	(1,663)

Income tax benefit	3,305	3,014	3,404

Income before equity in undistributed net income of subsidiaries	1,206	5,128	1,741

Equity in undistributed net income (loss) of subsidiaries	2,790	(30)	2,261

Net income	$3,996	$5,098	$4,002

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19. Parent Company Only Condensed Financial Information (Continued)

Condensed Statements of Cash Flows
(Parent Company Only)

	Years Ended December 31,
	2006	2005	2004
	(Dollars In Thousands)
Cash Flows From Operating Activities
Net income	$3,996	$5,098	$4,002
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in undistributed net (income) loss of subsidiaries	(2,790)	30	(2,261)
Depreciation	755	717	530
Gain on sale of premises and equipment	(10)	(263)	-
Stock-based compensation expense	76	-	-
Other, net	(221)	925	1,537
Net cash provided by operating activities	1,806	6,507	3,808

Cash Flows From Investing Activities
Payment for acquisition	-	-	(1,300)
Net (increase) decrease in loans	(700)	85	(85)
Capital infusion, subsidiaries	-	(10,170)	(125)
Investment in Merchants and Manufacturers Statutory Trusts	(217)	-	(310)
Purchases of premises and equipment, net	(370)	(1,380)	(7,092)
Proceeds from sales of premises and equipment	10	1,304	-
Net cash (used in) investing activities	(1,277)	(10,161)	(8,912)

Cash Flows From Financing Activities
Net increase (decrease) in short-term borrowings	(6,968)	7,975	(375)
Proceeds from long-term borrowings	5,267	-	-
Repayments of long-term borrowings	(2,564)	(2,563)	(2,564)
Dividends paid	(2,665)	(2,656)	(2,523)
Issuance of junior subordianted debt owed to unconsolidated trusts	7,217	-	10,310
Common stock transactions, net	(823)	918	256
Net cash provided by (used in) financing activities	(460)	3,674	5,104

Increase (decrease) in cash and cash equivalents	(7)	20	-

Cash and cash equivalents at beginning of year	20	-	-

Cash and cash equivalents at end of year	$13	$20	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation's management, including the Corporation's Chairman of the Board and Chief Executive Officer and the Corporation's Chief Financial Officer, of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Corporation's Chairman of the Board and Chief Executive Officer and the Corporation's Chief Financial Officer concluded that, as of the end of the period covered by this report, the Corporation's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis information required to be disclosed by the Corporation in reports that the Corporation files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Corporation has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Corporation's Chairman of the Board and Chief Executive Officer and the Corporation's Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Remediation of Previously Reported Material Weakness

As reported in Item 9A in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, in connection with management's assessment of the Corporation's internal control over financial reporting as of December 31, 2005, in 2006 management identified a material weakness in the Corporation's internal control over financial reporting relating to the controls at a subsidiary bank that did not operate effectively to identify problem loans and provide for adequate provision for loan losses. As a result, an officer of the subsidiary bank was able to operate outside of clearly prescribed bank lending policies and procedures, thereby impacting the Corporation’s ability to identify problem loans on a timely basis.

The employment of the loan officer in question was terminated immediately upon discovery of the event and the Corporation's internal audit department has also conducted a thorough review of the internal controls, independent of the subsidiary bank. The Corporation has completed all of the following steps to remediate this material weakness:

•  the Corporation implemented changes in the Corporation's internal control over financial reporting at all of the Corporation's subsidiary banks, including increasing centralized loan documentation, review and oversight at the holding company level to reduce the ability of individual bank loan officers to operate outside of bank lending policies and procedures;

•  the Corporation strengthened the Corporation's Whistleblower Policy and related training;

•	the Corporation strengthened the loan review function through an improvement in policies and procedures; and

•	the Corporation strengthened the Corporation's internal audit function through an enhancement in the audit program.

Management is of the opinion that the material weakness discussed above has been fully remediated and no longer exists as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

Except for the changes described in the previous section, there was no change in the Corporation's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Corporation's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

The management of Merchants and Manufacturers Bancorporation, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of

1934, as amended). Merchants’ internal control over financial reporting is designed to provide reasonable assurance to Merchants’ management and board of directors regarding the preparation and fair presentation of published financial statements. Merchants' internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Merchants;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Merchants are being made only in accordance with authorizations of management and directors of Merchants; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Merchants' assets that could have a material effect on the financial statements.

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

Merchants’ management assessed the effectiveness of Merchants’ internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set for the by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment management believes that as of December 31, 2006, Merchants' internal control over financial reporting was effective based on those criteria.

McGladrey & Pullen, the independent registered public accounting firm that audited Merchants’ financial statements included in this Annual Report, issued an audit report on management’s assessment of Merchants’ internal control over financial reporting. McGladrey & Pullen’s audit report appears on page 32 of this Annual Report.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the executive officers and directors of the Corporation is incorporated herein by reference to the discussion under "Election of Directors," "Directors Continuing in Office," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Matters - Audit Committee Financial Expert" in the Corporation’s proxy statement for the 2007 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end covered by this report. Information regarding the Corporation's Code of Ethics is incorporated herein by reference to the discussion under "Corporate Governance Matters-Code of Ethics" in the Corporation's proxy statement for the 2007 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the discussion under "Executive Compensation" and "Director Compensation" in the Corporation’s proxy statement for the 2007 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end covered by this report.
The information incorporated by reference from the "Report of the Personnel/Compensation Committee" in the Corporation's proxy statement for the 2007 Annual Meeting of Shareholders shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Corporation's proxy statement for the 2007 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end covered by this report.

Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2006, for the Corporation's equity compensation plans, the 1996 Stock Option Plan and the 2006 Stock Incentive Plan. Both of these plans have been approved by the Corporation's shareholders.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	110,223	$33.71	210,000
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	110,223	$33.71	210,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding related person transactions is incorporated herein by reference to the discussion under "Related Person Transactions" in the Corporation's proxy statement for the 2007 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end covered by this report. Information regarding director independence is incorporated by reference to the discussion under "Corporate Governance Matters-Director Independence" in the Corporation's proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end covered by this report.

Item 14. Principal Accountant Fees and Services

Information regarding the fees and services of the Corporation's independent registered public accounting firm is incorporated herein by reference to the discussion under "Audit Committee Matters-Fees of Independent Auditors" and "Audit Committee Matters-Pre-approval Policy" in the Corporation's Proxy Statement for the 2007 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end covered by this report.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Documents Filed:

1 and 2. Financial Statements and Financial Statement Schedules. The following financial statements of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries are filed as a part of this report under Item 8. “Financial Statements and Supplementary Data”:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

All financial statement schedules have been omitted as they are not applicable or because the information is included in the financial statements or notes thereto.

3. Exhibits. All required exhibits have been furnished in connection with and are incorporated by reference to previous filings, except for the exhibits set forth on the Exhibit List appearing elsewhere in this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

By: /s/ Michael J. Murry .
Michael J. Murry
Chairman of the Board of Directors & Chief Executive Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS

/s/ Michael J. Murry	Chairman of the Board of Directors	March 15, 2007
Michael J. Murry	& Chief Executive Officer

/s/ Frederick R. Klug	Executive Vice President & Chief	March 15, 2007
Frederick R. Klug	Financial Officer

DIRECTORS

/s/ Michael J. Murry	Chairman of the Board of Directors	March 15, 2007
Michael J. Murry

/s/ Nicholas S. Logarakis	Director	March 15, 2007
Nicholas S. Logarakis

/s/ Rodney T. Goodell	Director	March 15, 2007
Rodney Goodell

/s/ Donald A. Zellmer	Director	March 15, 2007
Donald Zellmer

/s/ James A. Sass	Director	March 15, 2007
James A. Sass

/s/ Thomas J. Sheehan	Director	March 15, 2007
Thomas J. Sheehan

/s/ J. Michael Bartels	Director	March 15, 2007
J. Michael Bartels

/s/ William L. Adamany	Director	March 15, 2007
William L. Adamany

/s/ Steven R. Blakeslee	Director	March 15, 2007
Steven R. Blakeslee

/s/ Sr. Joel Read	Director	March 15, 2007
Sr. Joel Read

/s/ Richard C. Bemis	Director	March 15, 2007
Richard C. Bemis

10-K EXHIBIT LIST

EXHIBIT NO.    DESCRIPTION

EXHIBIT 21.1   Subsidiaries

EXHIBIT 23.1   Consent of Independent Registered Public Accounting Firm

EXHIBIT 31.1    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1*  Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2*  Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

* This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.