Form 10-Q
period 2007-03-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2007-05-09
CIK 753682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Yes   No X .

As of May 1, 2007, 3,661,857 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

FORM 10-Q

INDEX

Part I. Financial Information                                                                                              Page Number

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition as of March 31, 2007, December 31, 2006, and March 31, 2006	3

Unaudited Consolidated Statements of Income for the Three Months ended March 31, 2007 and March 31, 2006	4

Unaudited Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Three Months ended March 31, 2007 and March 31, 2006	5

Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2007 and March 31, 2006	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II. Other Information

Items 1-6	21

Signatures	22

Part I. Financial Information
Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in Thousands, Except Share and Per Share Amounts)
ASSETS
Cash and due from banks	$37,937	$36,500	$33,935
Interest bearing deposits in banks	5,310	1,024	420
Federal funds sold	24,841	6,035	370
Cash and cash equivalents	68,088	43,559	34,725

Available-for-sale securities	151,277	158,253	174,617
Loans, less allowance for loan losses of $12,468 at March 31, 2007,
$12,798 at December 31, 2006 and $11,951 at March 31, 2006	1,169,607	1,193,658	1,158,109
Accrued interest receivable	7,713	7,667	7,179
FHLB stock	11,963	11,963	20,372
Premises and equipment	35,037	35,197	33,803
Goodwill	32,104	32,081	32,006
Intangible assets	2,702	2,794	3,149
Other assets	23,136	20,768	21,670
Total assets	$1,501,627	$1,505,940	$1,485,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$121,990	$136,709	$123,958
Interest bearing	1,056,098	1,028,528	991,306
Total deposits	1,178,088	1,165,237	1,114,9094
Short-term borrowings	34,533	59,710	100,077
Long-term borrowings	123,764	118,521	117,355
Junior subordinated debt owed to unconsolidated trusts	53,611	53,611	46,394
Accrued interest payable	4,861	4,465	3,783
Other liabilities	12,013	10,099	9,695
Total liabilities	1,406,870	1,411,643	1,392,208

Stockholders' equity
Preferred stock, $1.00 par value; 250,000 shares authorized,
shares issued and shares outstanding - none	-	-	-
Common stock $1.00 par value; 25,000,000 shares authorized;
shares issued: 3,770,251 at March 31, 2007, December 31, 2006 and March 31, 2006; shares outstanding: 3,661,857 at
March 31, 2007, 3,677,180 at December 31, 2006 and 3,702,180
at March 31, 2006	3,770	3,770	3,770
Additional paid-in capital	53,672	53,684	53,668
Retained earnings	40,878	40,259	39,290
Accumulated other comprehensive loss	(546)	(881)	(1,602)
Treasury stock, at cost (109,512 shares at March 31, 2007, 93,071
shares at December 31, 2006 and 68,071 shares at March 31, 2006)	(3,017)	(2,535)	(1,704)
Total stockholders' equity	94,757	94,297	93,422
Total liabilities and stockholders' equity	$1,501,627	$1,505,940	$1,485,630

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31,
	2007	2006
	(Dollars In Thousands, Except Per Share Amounts)
Interest and dividend income:
Interest and fees on loans	$21,764	$19,320
Interest and dividends on securities:
Taxable	245	343
Tax-exempt	564	642
Interest on mortgage-backed securities	960	969
Interest on interest bearing deposits in banks and federal funds sold	275	62
Total interest and dividend income	23,808	21,336

Interest expense:
Interest on deposits	9,312	6,943
Interest on short-term borrowings	808	1,083
Interest on long-term borrowings	1,400	1,129
Interest on junior subordinated debt owed to unconsolidated trusts	1,046	863
Total interest expense	12,566	10,018

Net interest income	11,242	11,318
Provision for loan losses	450	390
Net interest income after provision for loan losses	10,792	10,928

Non-interest income:
Service charges on deposit accounts	1,041	1,052
Service charges on loans	931	751
Gain on sale of loans, net	24	15
Net gain (loss) on sale of premises and equipment	(1)	175
Tax fees, brokerage and insurance commissions	877	804
Other	625	970
Total noninterest income	3,497	3,767

Noninterest expenses:
Salaries and employee benefits	7,016	7,757
Premises and equipment	2,031	1,829
Data processing fees	897	910
Marketing and business development	476	503
Other	1,949	2,257
Total noninterest expense	12,369	13,256

Income before income taxes	1,920	1,439
Income taxes	642	411
Net income	$1,278	$1,028

Basic earnings per share	$0.35	$0.28

Diluted earnings per share	$0.35	$0.28

Dividends per share	$0.18	$0.18

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

	Shares of				Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income	Stock	Total
	(In thousands, except Shares of Common Stock Outstanding and per share data)

Three Months Ended March 31, 2006
Balance at December 31, 2005	3,701,621	$3,770	$53,614	$38,928	$(1,369)	$(1,718)	$93,225
Comprehensive income:
Net income	-	-	-	1,028	-	-	1,028
Change in net unrealized losses on
available-for-sale securities	-	-	-	-	(357)	-	(357)
Income tax effect	-	-	-	-	124	-	124
Total comprehensive income							795

Stock-based compensation			60				60
Cash dividend - $0.18 per share	-	-	-	(666)	-	-	(666)
Exercise of stock options	559	-	(6)	-		14	8
Balance at March 31, 2006	3,702,180	$3,770	$53,668	$39,290	$(1,602)	$(1,704)	$93,422

Three Months Ended March 31, 2007
Balance at December 31, 2006	3,677,180	$3,770	$53,684	$40,259	$(881)	$(2,535)	$94,297
Comprehensive income:
Net income	-	-	-	1,278	-	-	1,278
Change in net unrealized gains on
available-for-sale securities	-	-	-	-	516	-	516
Reclassification adjustment for gains
realized in net income	-	-	-	-	-	-	-
Income tax effect	-	-	-	-	(181)	-	(181)
Total comprehensive income							1,613

Stock-based compensation	-	-	5	-	-	-	5
Cash dividend - $0.18 per share	-	-	-	(659)	-	-	(659)
Purchase of treasury stock	(17,000)					(524)	(524)
Exercise of stock options	1,677	-	(17)	-	-	42	25
Balance at March 31, 2007	3,661,857	$3,770	$53,672	$40,878	$(546)	$(3,017)	$94,757

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net income	$1,278	$1,028
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	450	390
Depreciation	715	673
Amortization and accretion of premiums and discounts, net	59	126
Amortization of intangibles	92	119
Gain on sale of loans, net	(24)	(15)
Loans originated for sale	(9,544)	(7,399)
Proceeds from sales of loans	9,073	7,044
(Gain) loss on sale of fixed assets, net	1	(175)
Increase in accrued interest receivable	(46)	(304)
Increase in accrued interest payable	396	152
Stock-based compensation expense	5	60
Other	157	(2,426)
Net cash provided by (used in) operating activities	2,612	(727)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(811)	(8,646)
Proceeds from redemptions and maturities of available-for-sale securities	8,252	8,358
Net (increase) decrease in loans	22,858	(38,113)
Purchase of premises and equipment, net	(556)	(911)
Proceeds from sale of other real estate owned	123	1,638
Redemption of Federal Home Loan Bank stock	-	44
Net cash provided by (used in) investing activities	29,866	(37,630)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	12,851	(45,259)
Dividends paid	(659)	(666)
Net increase (decrease) in short-term borrowings	(25,176)	55,745
Proceeds from long-term borrowings	20,500	27,055
Repayment of long-term borrowings	(15,258)	(10,807)
Increase in advance payments by borrowers for taxes and insurance	292	228
Common stock transactions, net	(499)	8
Net cash provided by (used in) financing activities	(7,949)	26,304

Increase (decrease) in cash and cash equivalents	24,529	(12,053)
Cash and cash equivalents at beginning of period	43,559	46,778
Cash and cash equivalents at end of period	$68,088	$34,725

Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$12,170	$9,866
Income taxes paid	302	429
Loans transferred to other real estate owned	1,238	600

Supplemental Schedules of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized
losses on available-for-sale securities, net	$335	$(233)

See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2006.

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

NOTE B -- Earnings Per Share

Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended
	March 31,
Basic:	2007	2006
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$1,278	$1,028
Weighted average shares outstanding	3,666	3,702
Basic earnings per share	$0.35	$0.28

Diluted:
	(Dollars In Thousands, Except Per Share Amounts)
Net income	$1,278	$1,028
Weighted average shares outstanding	3,666	3,702
Effect of dilutive stock options outstanding	3	9
Diluted weighted average shares outstanding	3,669	3,711
Diluted earnings per share	$0.35	$0.28

NOTE C -- Loans Receivable

The following table shows the composition of our loan portfolio on the dates indicated:

	March 31, 2007	December 31, 2006	March 31,2006
		(Dollars in Thousands)
First Mortgage:
Conventional single-family residential	$198,927	$196,223	$178,175
Commercial and multifamily residential	470,671	497,496	483,593
Construction	103,226	102,461	89,825
Farmland	64,429	65,398	55,261
	837,253	861,578	806,854

Commercial business loans	255,170	252,897	280,907
Consumer and installment loans	52,665	54,798	47,881
Home equity loans	31,218	31,321	28,202
Other	5,769	5,862	6,216
	344,822	344,878	363,206
Total loans	1,182,075	1,206,456	1,170,060

Less: Allowance for loan losses	(12,468)	(12,798)	(11,951)
Loans, net	$1,169,607	$1,193,658	$1,158,109

NOTE D - Stock-Based Compensation Plan

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

The Corporation also has a 1996 Incentive Stock Option Plan. The Corporation had reserved 210,000 shares of common stock for issuance under the plan. Vesting periods were determined at the discretion of the Corporation’s Compensation Committee. With the exception of 20,000 stock options granted in 2004, all stock options awarded in prior years were immediately vested on the date of grant. In 2004, 20,000 stock options were granted with a 32 month vesting period. As of March 31, 2007, these 20,000 stock options from the 2004 grant were fully vested. This plan became dormant upon approval of the 2006 Stock Incentive Plan, and no future grants of options are authorized from this plan.

At March 31, 2007, 210,000 shares were reserved for future grants. Activity in the 1996 Incentive Stock Option Plan and the 2006 Stock Incentive Plan are summarized in the following table:

	Three months ended March 31, 2007
		Weighted	Weighted	Aggregate
		Average	Average Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding at beginning of period	110,223	$33.71
Granted	-	-
Canceled	-	-
Exercised	(1,677)	15.11
Outstanding at end of period	108,546	$34.00	4.5	$59,000

Options exercisable	108,546	$34.00	4.5	$59,000

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Exercise	Number	Average	Average	Number	Average
Price Range	Outstanding	Exercise Price	Life*	Outstanding	Exercise Price

$ 15.11	3,907	$ 15.11	1.0	3,907	$ 15.11
25.45-28.31	46,017	27.95	2.0	46,017	27.95
30.50-35.00	20,700	30.65	7.6	20,700	30.65
45.00-46.00	37,922	45.11	6.8	37,922	45.11
	108,546	$ 34.00		108,546	$ 34.00

*Weighted average contractual life remaining in years.

There were no options granted during the three month periods ended March 31, 2007 and 2006. The total intrinsic value of options exercised during the three month periods ended March 31, 2007 and 2006 was $22,000 and $12,000, respectively. The fair value of nonvested shares is determined based on the market price of the Corporation’s stock on the grant date.

A summary of the status of the nonvested options as of March 31, 2007 and changes during the three month period ended March 31, 2007, is presented below.

		Weighted
		Average
		Grant Date
	Options	Fair Value

Nonvested at beginning of period	3,278	$30.50
Granted	-	-
Vested	(3,278)	30.50
Canceled	-	-
Nonvested at end of period	-	$-

As a result of adopting FASB Statement No 123(R), Shared-Based Payment ("FAS 123(R)"), on January 1, 2006, the Corporation’s income before taxes and net income for the three months ended March 31, 2007 and 2006, are $5,000 and $4,000 lower, and $60,000 and $40,000 lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25, Accounting For Stock Issued to Employees. Compensation expense for stock-based compensation as a result of the adoption of FAS 123(R) negatively impacted basic and diluted earnings per share for the three months ended March 31, 2006 by $0.01 and $0.01, respectively, and had no impact on basic and diluted earnings per share for the three months ended March 31, 2007. As of March 31, 2007, there was no unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Corporation's stock-based compensation plans.

NOTE E - Recent Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159.  Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements.  The Corporation is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

NOTE F - Commitments and Contingent Liabilities

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

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at March 31, 2007, December 31, 2006 and March 31, 2006, are as follows:

	March 31, 2007	December 31, 2006	March 31, 2006
		(Dollars in Thousands)

Commitments to originate mortgage loans	$27,209	$23,984	$22,768

Unused lines of credit:
Commercial business	194,173	209,211	198,045
Home equity	43,451	41,676	35,389
Credit cards	19,897	18,608	17,381

Standby letters of credit	5,715	4,870	14,267

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

Standby letters of credit are conditional commitments issued by a Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The issuing Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the issuing Bank would be required to fund the commitment. The maximum potential amount of future payments the issuing Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the issuing Bank would be entitled to seek recovery from the customer. At March 31, 2007 no amounts have been recorded as liabilities for the issuing Banks' potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation had net income of $1.3 million, or $0.35 per diluted share, for the three months ended March 31, 2007 compared to $1.0 million, or $0.28 per diluted share, for the three months ended March 31, 2006, representing a 24.3% increase in net income. The increase in earnings for the quarter ended 2007 compared to the quarter ended 2006 is attributable to a decrease in noninterest expense during the quarter partially offset by a decrease in noninterest income. Earnings were also negatively affected by a decline in the net interest margin to 3.30% for the quarter ended March 31, 2007 compared to 3.42% for the same period in the prior year. The decrease in our net interest margin is due to an increased cost of funds as a result of growth in relatively high cost deposits as well as additional competitive pressure on loan pricing which has made it difficult to increase loan volume.

Financial Condition

Total Assets

Total assets decreased $4.3 million, or 0.3%, to $1.50 billion at March 31, 2007 compared to $1.51 billion at December 31, 2006. The slight decline in assets can be attributed to a decrease in loans and investment securities partially offset by an increase in cash and cash equivalents.

Investment Securities

Available-for-sale investment securities decreased $7.0 million, or 4.4%, from $158.3 million at December 31, 2006, to $151.3 million at March 31, 2007. The decrease in investment securities is due to maturities and principal pay downs.

Loans Receivable

Loans receivable decreased $24.1 million from $1.19 billion at December 31, 2006 to $1.17 billion at March 31, 2007. The decline in loans can be attributed to the payoff of our largest commercial real estate loan during the first quarter. Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas. At March 31, 2007, we designated $474,000 of loans as held for sale.

Total Deposits and Borrowings

Total deposits increased $12.9 million, or 1.1%, from $1.17 billion on December 31, 2006 to $1.18 billion on March 31, 2007. The increase in deposits can be attributed to increases of $28.2 million in certificates of deposit and $6.2 million in savings, partially offset by decreases of $14.7 million in non-interest bearing deposits, $5.0 million in negotiable order of withdrawal accounts and $1.8 million in money market demand accounts. At March 31, 2007, the Corporation had approximately $115.1 million in brokered certificates of deposit compared with $120.1 million at December 31, 2006. The brokered deposits are generally for terms of one year to five years. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Short-term borrowings totaled $34.5 million at March 31, 2007, compared to $59.7 million at December 31, 2006, a decrease of $25.2 million. This decline was due to the combination of a decline in loans and an increase in deposits during the quarter. Short-term borrowings consist of federal funds borrowed from correspondent banks, repurchase agreements and a holding company line of credit from our primary correspondent bank. Long-term debt increased by $5.2 million, or 4.4%, from $118.5 million on December 31, 2006 to $123.8 million on March 31, 2007. Long-term debt consists of Federal Home Loan Bank advances, acquisition notes and a financing obligation related to the sale-leaseback of the Company’s corporate office.

Junior subordinated debt owed to unconsolidated trusts totaled $53.6 million at both March 31, 2007 and December 31, 2006. We had obligations represented by subordinated debentures at March 31, 2007 totaling $53.6 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at March 31, 2007. In accordance with FIN 46, we began deconsolidating the wholly-owned trusts that issued the trust preferred securities in 2004. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as junior subordinated debt owed to unconsolidated trusts.

Capital Resources

Stockholders' equity totaled $94.8 million at March 31, 2007 compared to $94.3 million at December 31, 2006. The component changes in stockholders' equity consist of net income of $1.3 million, a net decrease of $335,000 in accumulated other comprehensive income, exercise of stock options of $25,000, an adjustment of $5,000 due to the adoption of FAS 123(R), less payments of dividends to shareholders of $659,000. We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets. Our tier 1 capital to risk-weighted assets was 7.59% at March 31, 2007, above the 4.0% minimum required. Total capital to risk-adjusted assets was 10.28%; also above the 8.0% minimum requirement. The leverage ratio was at 6.28% compared to the 4.0% minimum requirement. According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.

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

Nonperforming assets are summarized, for the dates indicated, as follows:

	March 31, 2007	December 31, 2006	March 31, 2006
		(Dollars in Thousands)
Non-accrual loans:
Conventional single-family residential	$9,607	$7,668	$2,197
Commercial and multifamily residential	3,367	2,856	2,498
Commercial business loans	1,905	3,427	1,889
Consumer and installment loans	862	781	850
Total non-accrual loans	15,741	14,732	7,434

Other real estate owned	1,631	516	949
Total nonperforming assets	$17,372	$15,248	$8,383

Ratios:
Non-accrual loans to total loans	1.33%	1.22%	0.64%
Nonperforming assets to total assets	1.16%	1.01%	0.56%
Loan loss allowance to non-accrual loans	79.21%	86.87%	160.76%
Loan loss allowance to total loans	1.05%	1.06%	1.02%

Nonperforming assets increased by $2.1 million from $15.3 million at December 31, 2006 to $17.4 million at March 31, 2007, an increase of 13.9%. The increase in nonperforming assets can be attributed to the increase in nonaccrual loans, primarily single- family residential and other real estate owned, partially offset by a decrease in commercial business loans. Other real estate owned is principally comprised of single- family residential and commercial properties acquired in partial or total satisfaction of problem loans. Management believes that losses on nonperforming assets will be minimal due to the collateral position in each situation.

The following table presents changes in the allowance for loan losses:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$12,798	$13,051
Provision for loan losses	450	390
Charge-offs:
Commercial and multifamily residential	(702)	(253)
Commercial business loans	(69)	(1,028)
Consumer and installment loans	(201)	(286)
Total charge-offs	(972)	(1,567)

Recoveries:
Commercial and multifamily residential	121	4
Commercial business loans	15	6
Consumer and installment loans	56	67
Total recoveries	192	77

Net charge-offs	(780)	(1,490)

Balance at end of period	$12,468	$11,951

For the three months ended March 31, 2007, net charge-offs were $780,000 compared to $1.5 million for the three months ended March 31, 2006. The ratio of allowance for loan losses to total loans was 1.05% at March 31, 2007, 1.06% as of December 31, 2006 and 1.02% at March 31, 2006.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the first three months of 2007 is consistent with prior periods.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans. As of March 31,

2007, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $81.9 million compared to $67.8 million as of December 31, 2006, an increase of $14.1 million or 20.8%. The increase is attributable to weakness in the loan portfolio across eight of our nine banks, specifically in commercial and commercial real estate related loans. This development over 2006 has led us to be even more aggressive in our risk rating system in order to identify problem loans sooner.

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

Comparison of Three Months Ended March 31, 2007 and 2006

Net Income

The Corporation had net income of $1.3 million, or $0.35 per diluted share, for the three months ended March 31, 2007 compared to $1.0 million, or $0.28 per diluted share, for the three months ended March 31, 2006, representing a 24.3% increase in net income.

Net Interest Income

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well as being the most significant component of earnings. Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2007 was $11.6 million, a decrease of 1.0% from the $11.7 million reported for the same period in 2006. The slight decrease in net interest income is due to a decline in our net interest margin, partially offset by an increase in average interest earning assets of $42.4 million to $1.38 billion. Our net interest margin on a fully taxable-equivalent basis was 3.39% and 3.53% for the three month periods ended March 31, 2007 and 2006, respectively. Our net interest margin has continued to decrease due to an increased cost of funds resulting from growth in relatively high cost deposits as well as additional competitive pressure on loan pricing which has made it difficult to increase loan volume. The increase in market interest rates during the current year caused the average rate on a fully taxable-equivalent basis earned on interest earning assets to increase from 6.56% for the three months ended March 31, 2006 to 7.07% for the three months ended March 31, 2007. Similarly, the increase in market interest rates during the current year caused the average rate on a fully taxable-equivalent basis paid on interest bearing liabilities to increase to 4.00% for the three months ended March 31, 2007 compared to 3.30% for the same period in the prior year.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

AVERAGE BALANCES, INTEREST RATES AND YIELDS

For the Three Months Ended March 31,
	2007			2006
Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
			(Dollars in Thousands)
Assets
Loans, net (1)(2)	$1,192,280	$21,724	7.39%	$1,134,915	$19,283	6.89%
Loans exempt from federal income taxes (3)	3,453	61	7.12%	3,386	56	6.71%
Taxable investment securities (4)	24,188	245	4.11%	37,919	343	3.67%
Mortgage-related securities (4)	81,509	960	4.78%	89,415	969	4.40%
Investment securities exempt from federal income taxes (3)(4)	60,810	855	5.70%	69,280	973	5.69%
Other securities	20,599	275	5.41%	5,560	62	4.52%
Interest earning assets	1,382,839	24,119	7.07%	1,340,475	21,686	6.56%
Non interest earning assets	119,220			138,444
Average assets	$1,502,059			$1,478,919

Liabilities and Stockholders' Equity
NOW deposits	$106,096	243	0.93%	$107,187	199	0.75%
Money market deposits	240,459	2,055	3.47%	243,051	1,569	2.62%
Savings deposits	122,544	463	1.53%	131,126	413	1.28%
Time deposits	569,615	6,551	4.66%	504,632	4,762	3.83%
Short-term borrowings	57,822	808	5.67%	87,343	1,083	5.03%
Long-term borrowings	122,377	1,400	4.64%	112,621	1,129	4.07%
Junior subordinated debt owed to unconsolidated trusts	53,611	1,046	7.91%	46,394	863	7.54%
Interest bearing liabilities	1,272,524	12,566	4.00%	1,232,354	10,018	3.30%
Demand deposits and other non interest bearing liabilities	134,839			152,421
Stockholders' equity	94,696			94,144
Average liabilities and stockholders' equity	$1,502,059			$1,478,919
Net interest spread (5)		$11,553	3.07%		$11,668	3.26%
Net interest earning assets	$110,315			$108,121
Net interest margin on a fully tax equivalent basis (6)			3.39%			3.53%
Net interest margin (6)			3.30%			3.42%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.09			1.09
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

VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended March 31, 2007
	Compared to March 31, 2006
	Change Due to Volume	Change Due to Rate	Total Change
	(Dollars in Thousands)
Interest-Earning Assets:
Loans, net (1)	$1,004	$1,437	$2,441
Loans exempt from federal income taxes (2)	1	3	4
Taxable investment securities	(146)	48	(98)
Mortgage-related securities	(494)	485	(9)
Investment securities exempt from federal income taxes (2)	(119)	1	(118)
Other securities	198	15	213
Total interest-earning assets	$444	$1,989	$2,433
Interest-Bearing Liabilities:
NOW deposits	$(2)	$46	$44
Money market deposits	(17)	503	486
Savings deposits	(24)	74	50
Time deposits	663	1,126	1,789
Short-term borrowings	(440)	165	(275)
Long-term borrowings	(103)	168	271
Junior subordinated debt owed to unconsolidated trusts	139	44	183
Total interest-bearing liabilities	$422	$2,126	$2,548
Net change in net interest income			$(115)

______________________________

(1)
Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

Provision for Loan Losses

For the three months ended March 31, 2007 and 2006, the provision for loan losses was $450,000 and $390,000, respectively. We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance. This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors. However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income

Non-interest income for the three months ended March 31, 2007 was $3.5 million compared to $3.8 million for the three months ended March 31, 2006, a decrease of $270,000, or 7.2%. The composition of non-interest income is shown in the following table.

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Service charges on deposit accounts	$1,041	$1,052
Service charges on loans	931	751
Tax fees, brokerage and insurance commissions	877	804
Gain on sale of loans, net	24	15
Gain (loss) on sale of fixed assets, net	(1)	175
Other	625	970
Total non-interest income	$3,497	$3,767

Service charges on deposits for the three months ended March 31, 2007 were $1,041,000 compared to $1,052,000 for the three months ended March 31, 2006, a decrease of $11,000, or 1.10%. The decline was due to a decrease in net overdraft fee income.

Service charges on loans for the three months ended March 31, 2007 were $931,000 compared to $751,000 for the three months ended March 31, 2006, an increase of $180,000, or 24.0%. The increase is due directly to increases in fee income generated from the sale of loans to the SBA and a significant pre-payment penalty on the large commercial real estate loan that was paid-off during the first quarter of 2007. The increase in loan fee income was partially off-set by the deferral of $131,000 in loan fee income under FAS 91.

Tax fees and brokerage and insurance commissions were $877,000 for the three months ended March 31, 2007 compared to $804,000 for the three months ended March 31, 2006 due to the continued expansion of those services in a number of locations.

Gains on the sale of loans were $24,000 for the three months ended March 31, 2007 compared to $15,000 for the three months ended March 31, 2006. Higher interest rates in 2006 and 2007 resulted in reduced opportunities to sell loans.

Gains on the sale of assets were ($1,000) for the three months ended March 31, 2007 compared to $175,000 for the three months ended March 31, 2006. The gain on sale of assets during the three months ended March 31, 2006 was due to the sale of property owned by the Corporation that was originally purchased as a potential site for our corporate headquarters.

Other non-interest income for the three months ended March 31, 2007 was $625,000 compared to $970,000 for the same period in the prior year. Other non-interest income includes credit and debit card income, safe deposit box fees, ATM fees and income associated with the increase in the cash surrender value of life insurance policies. The decrease is due to non-recurring fee income that was a partial restitution from a loan officer at one of our subsidiary banks who was operating outside of prescribed bank lending policies and procedures. In addition, the Corporation sold a significant portion of our merchant card portfolio during the fourth quarter of 2006.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2007 was $12.4 million compared to $13.3 million for the three months ended March 31, 2006, a decrease of $887,000, or 6.7%. The major components of non-interest expense are shown in the following table:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Salaries and employee benefits	$7,016	$7,757
Premises and equipment	2,031	1,829
Data processing fees	897	910
Marketing and business development	476	503
Other	1,949	2,257
Total noninterest expense	$12,369	$13,256

Salaries and employee benefits for the three months ended March 31, 2007 were $7.0 million compared to $7.8 million for the three months ended March 31, 2006, a decrease of $741,000, or 9.6%. The decrease in salaries and benefits is due to the deferral of $260,000 of salary expenses related to deferred costs under FAS 91. In addition there were no bonus accruals recognized in the first quarter of 2007.

Premises and equipment expense increased $202,000 to $2.0 million for the three months ended March 31, 2007 compared to $1.8 million for the same period in the prior year. Premises and equipment expense includes costs associated with new branch openings, utility costs, depreciation and continuing maintenance of our facilities.

Other expenses for the three months ended March 31, 2007 were $1.9 million compared to $2.3 million for the three months ended March 31, 2006, a decrease of $308,000 or 13.7%. The three months ended March 31, 2006 included expenses related to the sale of a significant portion of our merchant card portfolio in the fourth quarter of 2006. We continue to be focused as an organization on controlling expenses during 2007.

Income Taxes

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” on January 1, 2007. As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we did not have any accrued interest and penalties related to uncertain tax positions.

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2003-2006 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.

Income taxes for the three months ended March 31, 2007 were $642,000 compared to $411,000 for the three months ended March 31, 2006, an increase of $231,000, or 56.2%. The effective tax rate increased to 33.4% for the three months ended March 31, 2007 compared to 28.6% for the same period in the prior year. The increase in the effective tax rate is primarily due to a decrease in tax exempt income due to the maturity of tax exempt securities during the three month period ended March 31, 2007.

Liquidity

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2007, compared to $727,000 used in operating activities for the three months ended March 31, 2006, an increase of $3.4 million. Net cash provided by investing activities increased by $67.5 million, to $29.9 million for the three months ended March 31, 2007, from $37.6 million used in the same period in 2006. Net cash used in financing activities was $7.9 million for the three months ended March 31, 2007 compared to $26.4 million provided by financing activities during the three month period in 2006, a decrease of $34.3 million.

The Corporation expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the Asset/Liability Management committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. The Corporation's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and investment securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on loans and investment securities are influenced significantly by general interest rates, economic conditions and competition. In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, we believe that the Banks could borrow $195.3 million for a short time from these banks on a collective basis. The Banks are members of the Federal Home Loan Bank (FHLB) and each has the ability to borrow from the FHLB. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of March 31, 2007. Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of March 31, 2007
	Within	Six to Twelve	One to Five	Over
	Six months	Months	Years	Five Years	Total
		(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$129,267	$98,846	$366,940	$15,135	$610,188
Adjustable-rate mortgage loans	152,088	22,617	37,531	14,829	227,065
Total mortgage loans	281,355	121,463	404,471	29,964	837,253
Commercial business loans	143,284	29,558	78,011	4,317	255,170
Consumer loans	19,132	7,782	24,235	1,516	52,665
Home equity loans	28,303	145	2,770	-	31,218
Other loans	2,360	282	2,373	754	5,769
Mortgage-related securities	3,187	5,765	44,102	25,880	78,934
Fixed rate investment securities and other	2,145	2,122	26,600	41,476	72,343
Variable rate investment securities and other	43,239	-	-	-	43,239
Total interest-earning assets	$523,005	$167,117	$582,562	$103,907	$1,376,591

Interest-bearing liabilities:
Deposits
Time deposits	$237,991	$130,631	$206,224	$11,039	$585,885
NOW accounts	6,429	6,429	64,284	30,000	107,142
Savings accounts	7,632	7,632	76,325	35,618	127,207
Money market accounts	17,023	13,969	139,686	65,187	235,864
Short-term borrowings	31,969	2,564	-	-	34,533
Long-term borrowings	10,511	19,759	91,902	1,592	123,764
Junior subordinated debt owed to unconsolidated trusts	28,352	-	-	25,259	53,611
Total interest-bearing liabilities	$339,907	$180,984	$578,421	$168,695	$1,268,006

Interest-earning assets less interest-bearing liabilities	$183,098	($ 13,867)	$4,141	($ 64,788)	$108,585
Cumulative interest rate sensitivity gap	$183,098	$169,231	$173,372	$108,584
Cumulative interest rate sensitivity gap as a
percentage of total assets	12.19%	11.27%	11.55%	7.23%

At March 31, 2007, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 12.19% for amounts maturing or repricing within six months and a positive 11.27% for one-year maturities. Therefore, we are positively gapped at one year and may benefit from rising interest rates.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (2) changes in management’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; and (10) changes in accounting principles, policies or guidelines. Other risks that may affect our performance are discussed further in Part I, Item 1A, "Risk Factors," in our Form 10-K for the year ended December 31, 2006.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation has not experienced any material changes to its market risk position since December 31, 2006, from that disclosed in the Corporation’s 2006 Form 10-K Annual Report.

Item 4. Controls and Procedures

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

As of March 31, 2007 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

Item 1A.
Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Form 10-K for the year ended December 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

(a) NONE

(b) NONE

(c) The following table provides information regarding shares of common stock repurchased by the Corporation during the first quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1 2007 - January 31, 2007	17,000	$30.85	-	-
February 1, 2007 - February 28, 2007	-	-	-	-
March 1, 2007 - March 31, 2007	-	-	-	-
Total	17,000	$30.85	-	-

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

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
(Registrant)

Date May 9, 2007	/s/ Michael J. Murry
Michael J. Murry
Chairman of the Board of Directors
and Chief Executive Officer
Principal Executive Officer

Date May 9, 2007	/s/ Frederick R. Klug
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