Form 10-Q
period 2007-06-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2007-08-14
CIK 753682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Yes            No     X

As of August 1, 2007, 3,662,416 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

FORM 10-Q

Part II. Other Information

Items 1-6	28

Signatures	30

Part I. Financial Information
Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in Thousands, Except Share and Per Share Amounts)
ASSETS
Cash and due from banks	$38,280	$31,601	$40,871
Interest bearing deposits in banks	1,784	738	3,697
Federal funds sold	11,848	5,524	259
Cash and cash equivalents	51,912	37,863	44,827

Available-for-sale securities	127,767	134,917	145,906
Loans, less allowance for loan losses of $11,515 at June 30, 2007,
$11,835 at December 31, 2006 and $10,915 at June 30, 2006	1,106,795	1,098,377	1,096,229
Assets held for sale	81,130	137,923	138,161
Accrued interest receivable	6,550	6,519	6,211
FHLB stock	11,446	11,182	13,997
Premises and equipment	28,948	29,349	27,784
Goodwill	27,320	27,222	27,147
Intangible assets	1,960	2,104	2,273
Other assets	23,345	20,484	19,767
Total assets	$1,467,173	$1,505,940	$1,522,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$113,756	$127,033	$123,585
Interest bearing	955,829	933,372	918,349
Total deposits	1,069,585	1,060,405	1,041,934
Short-term borrowings	53,895	55,383	93,063
Long-term borrowings	109,152	106,831	111,191
Junior subordinated debt owed to unconsolidated trusts	53,611	53,611	46,394
Liabilities held for sale	71,480	121,720	122,534
Accrued interest payable	3,747	4,034	3,723
Other liabilities	12,172	9,659	11,029
Total liabilities	1,373,642	1,411,643	1,429,868

Stockholders' equity
Preferred stock, $1.00 par value; 250,000 shares authorized,
shares issued and shares outstanding - none	-	-	-
Common stock $1.00 par value; 25,000,000 shares authorized;
shares issued: 3,770,251 at June 30, 2007, December 31, 2006 and June 30, 2006; shares outstanding: 3,662,416 at
June 30, 2007, 3,677,180 at December 31, 2006 and 3,687,180
at June 30, 2006	3,770	3,770	3,770
Additional paid-in capital	53,666	53,684	53,673
Retained earnings	41,147	40,259	39,991
Accumulated other comprehensive loss	(2,049)	(881)	(2,781)
Treasury stock, at cost (107,835 shares at June 30, 2007, 93,071
shares at December 31, 2006 and 83,071 shares at June 30, 2006)	(3,003)	(2,535)	(2,219)
Total stockholders' equity	93,531	94,297	92,434
Total liabilities and stockholders' equity	$1,467,173	$1,505,940	$1,522,302

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$19,928	$19,204	$39,921	$36,986
Interest and dividends on securities:
Taxable	209	249	412	535
Tax-exempt	521	585	1,032	1,170
Interest on mortgage-backed securities	779	855	1,579	1,654
Interest on interest bearing deposits in banks and federal funds sold	265	43	495	98
Total interest income	21,702	20,936	43,439	40,443

Interest expense:
Interest on deposits	8,898	7,049	17,379	13,411
Interest on short-term borrowings	534	1,302	1,331	2,338
Interest on long-term borrowings	1,298	1,183	2,550	2,190
Interest on junior subordinated debt owed to
unconsolidated trusts	1,058	903	2,104	1,766
Total interest expense	11,788	10,437	23,364	19,705

Net interest income	9,914	10,499	20,075	20,738
Provision for loan losses	450	390	900	780
Net interest income after provision for
loan losses	9,464	10,109	19,175	19,958

Non-interest income:
Service charges on deposit accounts	967	960	1,864	1,892
Service charges on loans	588	804	1,466	1,519
Securities gains, net	-	-	-	-
Gain on sale of loans, net	9	39	33	54
Gain on sale of fixed assets, net	162	-	161	175
Tax fees, brokerage and insurance commissions	535	461	1,412	1,265
Other	681	758	1,280	1,688
Total noninterest income	2,942	3,022	6,216	6,593

Noninterest expenses:
Salaries and employee benefits	6,633	6,821	13,194	14,081
Premises and equipment	1,781	1,564	3,691	3,300
Data processing fees	848	770	1,653	1,582
Marketing and business development	449	416	867	865
Other	1,824	1,890	3,493	3,817
Total noninterest expense	11,535	11,461	22,898	23,645

Income from continuing operations before income taxes	871	1,670	2,493	2,906
Income taxes	260	510	803	861
Income from continuing operations	611	1,160	1,690	2,045

Discontinued operations
Income from discontinued operations before income tax expense	1,695	306	1,993	509
Income tax expense	1,386	99	1,485	159
Income from discontinued operations	309	207	508	350
Net income	$920	$1,367	$2,198	$2,395

(Continued)

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Income, continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars In Thousands, Except Per Share Amounts)

Basic earnings per share from continuing operations	$0.17	$0.31	$0.46	$0.55
Basic earnings per share from discontinued operations	$0.08	$0.06	$0.14	$0.10
Basic earnings per share	$0.25	$0.37	$0.60	$0.65

Diluted earnings per share from continuing operations	$0.17	$0.31	$0.46	$0.55
Diluted earnings per share from discontinued operations	$0.08	$0.06	$0.14	$0.10
Diluted earnings per share	$0.25	$0.37	$0.60	$0.65

Dividends per share	$0.18	$0.18	$0.36	$0.36

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In thousands, except Shares of Common Stock Outstanding and per share data)

Six Months Ended June 30, 2006
Balance at December 31, 2005	3,701,621	$3,770	$53,614	$38,928	$(1,369)	$(1,718)	$93,225
Comprehensive income:
Net income	-	-	-	2,395	-	-	2,395
Change in net unrealized losses on available for-sale securities	-	-	-	-	(2,173)	-	(2,173)
Income tax effect	-	-	-	-	761	-	761
Total comprehensive income							983

Stock-based compensation			65				65
Cash dividend - $0.36 per share	-	-	-	(1,332)	-	-	(1,332)
Purchase of treasury stock	(15,000)					(515)	(515)
Exercise of stock options	559	-	(6)	-		14	8
Balance at June 30, 2006	3,687,180	$3,770	$53,673	$39,991	$(2,781)	$(2,219)	$92,434

Six Months Ended June 30, 2007
Balance at December 31, 2006	3,677,180	$3,770	$53,684	$40,259	$(881)	$(2,535)	$94,297
Comprehensive income:
Net income	-	-	-	2,198	-	-	2,198
Change in net unrealized gains on available-for-sale securities	-	-	-	-	(1,779)	-	(1,779)
Reclassification adjustment for gains realized in net income	-	-	-	-	-	-	-
Income tax effect	-	-	-	-	611	-	611
Total comprehensive income							1,030

Stock-based compensation	-	-	5	-	-	-	5
Cash dividend - $0.36 per share	-	-	-	(1,310)	-	-	(1,310)
Purchase of treasury stock	(17,000)					(524)	(524)
Exercise of stock options	2,236	-	(23)	-	-	56	33
Balance at June 30, 2007	3,662,416	$3,770	$53,666	$41,147	$(2,049)	$(3,003)	$93,531

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net income	$2,198	$2,395
Net income from discontinued operations	(508)	(350)
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	650	780
Depreciation	1,312	1,270
Amortization and accretion of premiums and discounts, net	100	185
Amortization of intangibles	151	169
Gain on sale of loans, net	(33)	(54)
Loans originated for sale	(19,202)	(16,235)
Proceeds from sales of loans	19,055	15,555
Gain on sale of fixed assets, net	(161)	(132)
(Increase) decrease in accrued interest receivable	331	(465)
Increase (decrease) in accrued interest payable	(466)	392
Stock-based compensation expense	5	65
FHLB Stock dividend	(9)	-
Other	3,710	(91)
Net cash provided by operating activities	7,133	3,484

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(3,715)	(16,353)
Proceeds from sale of available-for-sale securities	5,489	-
Proceeds from redemptions and maturities of available-for-sale securities	13,077	17,517
Net (increase) decrease in loans	28,193	(62,712)
Purchase of premises and equipment, net	(547)	(1,513)
Proceeds from sale of premises and equipment	1,048	-
Proceeds from sale of other real estate owned	779	2,195
Redemption (purchase) of Federal Home Loan Bank stock	-	5,627
Net cash provided by (used in) investing activities	44,324	(55,239)

Cash Flows From Financing Activities
Net decrease in deposits	(36,904)	(19,203)
Dividends paid	(1,235)	(932)
Net increase (decrease) in short-term borrowings	(1,493)	51,498
Proceeds from long-term borrowings	20,500	51,055
Repayment of long-term borrowings	(21,254)	(28,803)
Increase in advance payments by borrowers for taxes and insurance	660	673
Common stock transactions, net	(491)	(507)
Net cash provided by (used in) financing activities	(40,217)	53,781

Cash Flows From Discontinued Operations
Operating cash flows, net	474	531
Investing cash flows, net	451	(7,961)
Financing cash flows, net	(781)	7,711
Cash and cash equivalents	2,887	3,977
Net cash provided by discontinued operations	3,031	4,258

Increase in cash and cash equivalents	11,240	2,026
Cash and cash equivalents at beginning of period	40,672	42,801
Cash and cash equivalents at end of period	$51,912	$44,827

(Continued)

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$25,755	$20,894
Income taxes paid	1,716	923
Loans transferred to other real estate owned	2,495	600

Supplemental Schedules of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized
losses on available-for-sale securities, net	$(1,168)	$(1,412)

See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

NOTE A -- Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Merchants and Manufacturers Bancorporation, Inc. and its wholly owned subsidiaries: Lincoln State Bank, Grafton State Bank, Community Bank Financial, Fortress Bank, Fortress Bank of Cresco, The Reedsburg Bank, and Wisconsin State Bank – collectively referred to as “the Banks,” Lincoln Neighborhood Redevelopment Corp., Merchants Merger Corp., Merchants New Merger Corp., Community Financial Group Financial Services, Inc., and Community Financial Group Mortgage, Inc.  Lincoln State Bank also includes the accounts of its wholly owned subsidiary, M&M Lincoln Investment Corporation.  Grafton State Bank also includes the accounts of its wholly owned subsidiary, GSB Investments, Inc. and Community Bank Financial also includes the accounts of its wholly owned subsidiary, CBOC Investments, Inc.  The Reedsburg Bank also includes the accounts of its wholly owned subsidiary, Reedsburg Investments, Inc.  Fortress Bank also includes the accounts of its wholly owned subsidiary, Westby Investment Company, Inc.  Wisconsin State Bank also includes the accounts of its wholly owned subsidiary Random Lake Investments, Inc.  Community Financial Group Financial Services, Inc. also includes the accounts of its wholly owned subsidiaries Community Financial Services, LLC (CFS) and Keith C. Winters & Associates, LTD (KCW).  All significant intercompany accounts and transactions for consolidated subsidiaries have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2006.

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

NOTE B --  Subsequent Events

Pending Merger

On July 9, 2007, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Harris Bankcorp, Inc. ("Harris"), which, subject to the terms and conditions set forth in the Merger Agreement, provides for the merger of a wholly owned subsidiary of Harris with and into the Corporation (the "Merger").  At the effective time of the Merger and as a result of the Merger, each issued and outstanding share of the Corporation's common stock will be converted into the right to receive $37.30 in cash (the "Merger Consideration").  Prior to the closing of the Merger, Harris has the right to conduct environmental reviews of the Corporation's owned real property, and to the extent that environmental conditions are identified that require response (an "Environmental Response") as provided in the Merger Agreement, the Merger Consideration may be reduced by up to $3 million in total, or approximately $0.80 per share, for the estimated cost of all such Environmental Responses after the first $500,000 (or, if the Corporation elects to defer its regular third quarter dividend of $0.18 per share, the estimated cost of the Environmental Responses after the first $500,000 will reduce the Corporation's quarterly dividend by up to $1 million and then the Merger Consideration may be reduced by up to $2 million in total, or approximately $0.53 per share).  The Merger is expected to close in late 2007.  However, completion of the Merger is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including shareholder and regulatory approval, and no assurance can be given that the Merger will be completed in a timely manner or at all.

Pending Sale of Fortress Bank of Cresco

On July 13, 2007, the Corporation entered into a Stock Purchase Agreement (the "Purchase Agreement") with Security Agency, Incorporated ("Security") to sell Fortress Bank of Cresco, the Corporation's subsidiary bank in Iowa, to Security.  The sale is separate from the pending Merger transaction with Harris.  The sale of Fortress Bank of Cresco is expected to close in the fourth quarter of 2007.  However, completion of the sale is subject to the satisfaction of a number of conditions set forth in the Purchase Agreement, including regulatory approval, and no assurance can be given that the sale will be completed in a timely manner or at all.  The assets and liabilities of Fortress Bank of Cresco have been classified as “held for sale” in the balance sheets with related operations reported in discontinued operations.

The following are condensed balance sheets and income statements of Fortress Bank of Cresco:

(Unaudited)	June 30, 2007	December 31, 2006	June 30, 2006
		(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$3,031	$2,778	$1,950
Available-for-sale securities	12,080	13,672	14,711
Loans, less allowance for loan losses of $329 at June 30, 2007,
$487 at December 31, 2006 and $494 at June 30, 2006	56,735	55,704	55,186
FHLB stock	531	4,597	4,681
Premises and equipment	4,473	526	587
Goodwill	3,283	3,283	3,283
Intangible assets	294	321	351
Other assets	703	822	743
Total assets	$81,130	$81,703	$81,491

LIABILITIES
Total deposits	$61,893	$58,761	$57,820
Short-term borrowings	485	4,323	3,253
Long-term borrowings	8,606	8,615	11,124
Other liabilities	497	464	223
Total liabilities	$71,480	$72,163	$72,420

(Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Interest income	$1,279	$1,165	$2,511	$2,223
Interest expense	669	574	1,307	1,066
Net interest income	610	591	1,204	1,157
Provision for loan losses	-	-	-	-
Noninterest income	163	155	299	264
Noninterest expenses	555	560	1,103	1,104
Income before income taxes	218	186	400	317
Income taxes	72	61	131	99
Net income	$146	$125	$269	$218

NOTE C – Discontinued Operations

On June 7, 2007 the Corporation closed on the sale of substantially all of the assets of Fortress Bank Minnesota to Eastwood Bank.  Eastwood Bank purchased $23.0 million in loans, $41.3 million in deposits and $1.0 million of fixed assets.  Total net income after tax from Fortress Bank Minnesota, including the gain on the sale and resulting taxes, was $239,000 from January 1, 2007 through June 7, 2007.

Prior to the sale, Fortress Bank Minnesota sold $6.4 million of investment securities available-for-sale in order to generate cash.  In addition, as a result of the sale, goodwill and intangible assets of $1.9 million were written off.  Following the sale of assets to Eastwood Bank, the Minnesota bank charter and remaining assets of Fortress Bank Minnesota were merged into Lincoln State Bank.

The following are condensed balance sheets and income statements of Fortress Bank Minnesota:

(Unaudited)	December 31, 2006	June 30, 2006
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$2,918	$2,308
Available-for-sale securities	9,664	10,766
Loans, less allowance for loan losses of
$475 at December 31, 2006 and $467 at June 30, 2006	39,577	39,403
FHLB stock	255	302
Premises and equipment	1,251	1,304
Goodwill	1,576	1,576
Intangible assets	369	407
Other assets	610	604
Total assets	$56,220	$56,670

LIABILITIES
Total deposits	$46,072	$43,153
Short-term borrowings	4	2,092
Long-term borrowings	3,076	4,631
Other liabilities	406	239
Total liabilities	$49,557	$50,114

(Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Interest income	$610	$823	$1,449	$1,592
Interest expense	262	318	615	575
Net interest income	348	505	834	1,017
Provision for loan losses	(250)	-	(250)	-
Noninterest income	1,272	97	1,366	177
Noninterest expenses	393	482	857	1,002
Income before income taxes	1,477	120	1,593	192
Income taxes	1,314	38	1,354	60
Net income	$163	$82	$239	$132

As a result of its pending sale, the operations of Fortress Bank of Cresco are also reported in discontinued operations.  See Note B above.

NOTE D -- Earnings Per Share

Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic:	2007	2006	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Net income from continuing operations	$611	$1,160	$1,690	$2,045
Net income from discontinued operations	309	207	508	350
Net income	$920	$1,367	$2,198	$2,395
Weighted average shares outstanding	3,662	3,696	3,664	3,699
Basic earnings per share from continuing operations	$0.17	$0.31	$0.46	$0.55
Basic earnings per share from discontinued operations	$0.08	$0.06	$0.14	$0.10
Basic earnings per share	$0.25	$0.37	$0.60	$0.65

Diluted:
	(Dollars in Thousands, Except Per Share Data)
Net income from continuing operations	$611	$1,160	$1,690	$2,045
Net income from discontinued operations	309	207	508	350
Net income	$920	$1,367	$2,198	$2,395
Weighted average shares outstanding	3,662	3,696	3,664	3,699
Effect of dilutive stock options outstanding	3	11	3	13
Diluted weighted average shares outstanding	3,665	3,707	3,667	3,712
Diluted earnings per share from continuing operations	$0.17	$0.31	$0.46	$0.55
Diluted earnings per share from discontinued operations	$0.08	$0.06	$0.14	$0.10
Diluted earnings per share	$0.25	$0.37	$0.60	$0.65

NOTE E -- Loans Receivable

The following table shows the composition of our loan portfolio on the dates indicated:

	June 30, 2007	December 31, 2006	June 30, 2006
	(Dollars in Thousands)
First Mortgage:
Conventional single-family residential	$184,207	$181,396	$168,281
Commercial and multifamily residential	466,069	471,139	467,596
Construction	104,371	99,890	90,514
Farmland	52,004	50,210	47,796
	806,651	802,635	774,187

Commercial business loans	229,462	225,792	253,834
Consumer and installment loans	45,568	48,201	45,989
Home equity loans	30,180	28,041	26,735
Other	6,449	5,543	6,399
	311,659	307,577	332,957
Total loans	1,118,310	1,110,212	1,107,144

Less: Allowance for loan losses	(11,515)	(11,835)	(10,915)
Loans, net	$1,106,795	$1,098,377	$1,096,229

NOTE F – Stock-Based Compensation Plan

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

The Corporation also has a 1996 Incentive Stock Option Plan.  The Corporation had reserved 210,000 shares of common stock for issuance under the plan.  Vesting periods were determined at the discretion of the Corporation’s Compensation Committee.  With the exception of 20,000 stock options granted in 2004, all stock options awarded in prior years were immediately vested on the date of grant.  In 2004, 20,000 stock options were granted with a 32 month vesting period.  As of June 30, 2007, these 20,000 stock options from the 2004 grant were fully vested.  This plan became dormant upon approval of the 2006 Stock Incentive Plan, and no future grants of options are authorized from this plan.

At June 30, 2007, 210,000 shares were reserved for future grants.  Activity in the 1996 Incentive Stock Option Plan and the 2006 Stock Incentive Plan are summarized in the following table:

	Six months ended June 30, 2007
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value

Outstanding at beginning of period	102,344	$34.37
Granted	-	-
Canceled	-	-
Exercised	(2,236)	15.11
Outstanding at end of period	100,108	$34.80	4.3	$62,000

Options exercisable	100,108	$34.80	4.3	$62,000

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Exercise	Number	Average	Average	Number	Average
Price Range	Outstanding	Exercise Price	Life*	Outstanding	Exercise Price

$15.11	2,230	$15.11	0.8	2,230	$15.11
25.45-28.31	38,756	27.93	1.7	38,756	27.93
30.50-35.00	20,700	30.65	7.4	20,700	30.65
45.00-46.00	38,422	45.11	6.6	38,422	45.11
	100,108	$34.80		100,108	$34.80

       *Weighted average contractual life remaining in years.

There were no options granted during the three and six month periods ended June 30, 2007 and 2006.  The total intrinsic value of options exercised during the three and six month periods ended June 30, 2007 was $7,000 and $29,000, respectively.  The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was zero and $12,000, respectively.

A summary of the status of the nonvested options as of June 30, 2007 and changes during the six month period ended June 30, 2007, is presented below.

		Weighted
		Average
		Grant Date
	Options	Fair Value

Nonvested at beginning of period	3,278	$30.50
Granted	-	-
Vested	(3,278)	30.50
Canceled	-	-
Nonvested at end of period	-	$-

As a result of adopting Financial Accounting Standards Board (FASB) Statement No 123(R), Shared-Based Payment ("FAS 123(R)"), on January 1, 2006, the Corporation’s income before taxes and net income for the six months ended June 30, 2007 and 2006, are $5,000 and $4,000 lower, and $65,000 and $43,000 lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25, Accounting For Stock Issued to Employees.  Compensation expense for stock-based compensation as a result of the adoption of FAS 123(R) negatively impacted basic and diluted earnings per share for the six months ended June 30, 2006 by $0.01 and $0.01, respectively, and had no impact on basic and diluted earnings per share for the six months ended June 30, 2007.  As of June 30, 2007, there was no unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Corporation's stock-based compensation plans.

NOTE G – Recent Accounting Pronouncements

At its September 2006 meeting, the EITF reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-4 is effective for annual or interim reporting periods beginning after December 15, 2007.  No significant impact is expected on the consolidated financial statements at the time of adoption.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159.  Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements.  The Corporation is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

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

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at June 30, 2007, December 31, 2006 and June 30, 2006, are as follows:

	June 30, 2007	December 31, 2006	June 30, 2006
		(Dollars in Thousands)

Commitments to originate mortgage loans	$13,542	$23,780	$20,306

Unused lines of credit:
Commercial business	173,657	192,582	190,349
Home equity	38,334	36,046	32,822
Credit cards	17,284	16,852	16,084

Standby letters of credit	7,862	4,762	6,155

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

Standby letters of credit are conditional commitments issued by a Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The issuing Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the issuing Bank would be required to fund the commitment.  The maximum potential amount of future payments the issuing Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the issuing Bank would be entitled to seek recovery from the customer.  At June 30, 2007 no amounts have been recorded as liabilities for the issuing Banks' potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Unless otherwise indicated, management’s discussion and analysis of financial condition and results is for continuing operations, and the financial condition and results related to the pending sale of Fortress Bank of Cresco and the completed sale of Fortress Bank Minnesota (discussed in Note B and Note C to the unaudited consolidated financial statements in Item 1, respectively) are not included.

Net income from continuing operations was $611,000, or $0.17 per diluted share, for the three months ended June 30, 2007 compared to $1.2 million, or $0.31 per diluted share, for the three months ended June 30, 2006, representing a 47.3% decrease in net income and a 45.2% decrease per diluted share.  For the six months ended June 30, 2007, the Corporation had net income from continuing operations of $1.7 million, or $0.46 per diluted share, compared to $2.0 million, or $0.55 per diluted share, for the six months ending June 30, 2006, representing a 17.4% decrease in net income and a 16.4% decrease in diluted earnings per share.

The decrease in earnings from continuing operations for the three and six months ended June 30, 2007 compared to the same periods in 2006 is attributable to a decrease in net interest income and noninterest income.  The decrease in earnings for the six months ended June 30, 2007 compared to the same period in 2006 was partially offset by a decrease in noninterest expense.  Earnings were also negatively affected by a decline in the net interest margin to 3.21% for the six months ended June 30, 2007 compared to 3.35% for the same period in the prior year.  The decrease in our net interest margin is due to an increased cost of funds as a result of growth in relatively high cost deposits as well as additional competitive pressure on loan pricing which has made it difficult to increase loan volume.

Financial Condition

Total Assets

Total assets decreased $38.8 million, or 2.6%, to $1.47 billion at June 30, 2007 compared to $1.51 billion at December 31, 2006.  The  decline in assets can be primarily attributed to the sale of Fortress Bank Minnesota.

Investment Securities

Available-for-sale investment securities decreased $7.2 million, or 5.3%, from $134.9 million at December 31, 2006, to $127.8 million at June 30, 2007.  The decrease in investment securities is due to maturities, principal pay downs and sales of securities.

Loans Receivable

Loans receivable increased $8.4 million from $1.10 billion at December 31, 2006 to $1.11 billion at June 30, 2007.  The increase in loans can be attributed organic loan growth partially offset by the sale of $23.0 million of loans as part of the sale of Fortress Bank Minnesota in addition to the payoff of our largest commercial real estate loan during the first quarter of 2007.  Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas.  At June 30, 2007, we designated $159,000 of loans as held for sale.

Total Deposits and Borrowings

Total deposits increased $9.2 million from $1.06 billion on December 31, 2006 to $1.07 billion on June 30, 2007.  The Corporation sold $41.3 million of deposits as part of the sale of Fortress Bank Minnesota. At June 30, 2007, the Corporation had approximately $103.0 million in brokered certificates of deposit compared with $114.3 million at December 31, 2006.  The brokered deposits are generally for terms of one year to five years.  The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Short-term borrowings totaled $53.9 million at June 30, 2007, compared to $55.4 million at December 31, 2006, a decrease of $1.5 million.  Short-term borrowings consist of federal funds borrowed from correspondent banks, repurchase agreements and a holding company line of credit from our primary correspondent bank.  Long-term debt increased by $2.3 million, or 2.2%, from $106.8 million on December 31, 2006 to $109.2 million on June 30, 2007.  Long-term debt consists of Federal Home Loan Bank advances, acquisition notes and a financing obligation related to the sale-leaseback of the Company’s corporate office.

Junior subordinated debt owed to unconsolidated trusts totaled $53.6 million at both June 30, 2007 and December 31, 2006.  We had obligations represented by subordinated debentures at June 30, 2007 totaling $53.6 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities.  The subordinated debentures were the sole assets of the trusts at June 30, 2007.  In accordance with FIN 46, we began deconsolidating the wholly-owned trusts that issued the trust preferred securities in 2004.  As a result, these securities no longer are consolidated on our balance sheet.  Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as junior subordinated debt owed to unconsolidated trusts.

Capital Resources

Stockholders' equity totaled $93.5 million at June 30, 2007 compared to $94.3 million at December 31, 2006.   The component changes in stockholders' equity consist of net income of $2.2 million, a net decrease of $1.2 million in accumulated other comprehensive income, purchase of treasury stock of $524,000, exercise of stock options of $33,000, an adjustment of $5,000 due to the adoption of FAS 123(R), less payments of dividends to shareholders of $1.3 million.  We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets.  Our tier 1 capital to risk-weighted assets was 7.86% at June 30, 2007, above the 4.0% minimum required.  Total capital to risk-adjusted assets was 10.53%; also above the 8.0% minimum requirement.  The leverage ratio was at 6.64% compared to the 4.0% minimum requirement.  According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well. The capital ratios include risk-based assets that are held for sale.

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

Nonperforming assets are summarized, for the dates indicated, as follows:

	June 30, 2007	December 31, 2006	June 30, 2006
		(Dollars in Thousands)

Non-accrual loans:
Conventional single-family residential	$10,208	$7,527	$2,220
Commercial and multifamily residential	4,508	2,720	2,491
Commercial business loans	4,919	3,427	2,190
Consumer and installment loans	983	763	786
Total non-accrual loans	20,618	14,437	7,687

Other real estate owned	2,232	516	299
Total nonperforming assets	$22,850	$14,953	$7,986

Ratios:
Non-accrual loans to total loans	1.84%	1.30%	0.69%
Nonperforming assets to total assets	1.56%	0.99%	0.52%
Loan loss allowance to non-accrual loans	55.85%	81.98%	141.99%
Loan loss allowance to total loans	1.03%	1.07%	0.99%

Nonperforming assets increased by $7.9 million from $15.0 million at December 31, 2006 to $22.9 million at June 30, 2007.  The $6.2 million increase in non-accrual loans was primarily the result of the addition of a few large credits.  Other real estate owned is principally comprised of single- family residential and commercial properties acquired in partial or total satisfaction of problem loans.  Management continues to analyze our nonperforming assets for potential impairment which could lead to subsequent losses.  Management will continue to adjust our provision for loan losses as needed but is generally comfortable with the collateral position in each situation.

The following table presents changes in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in Thousands)

Balance at beginning of period	$12,775	$10,997	$11,835	$12,038
Provision for loan losses	450	390	900	780
Transfer from discontinued operations to continuing operations	189	-	189	-
Charge-offs:
Commercial and multifamily residential	(531)	-	(997)	(209)
Commercial business loans	(193)	(382)	(251)	(1,410)
Consumer and installment loans	(250)	(206)	(423)	(463)
Total charge-offs	(974)	(588)	(1,671)	(2,082)

Recoveries:
Commercial and multifamily residential	13	4	131	5
Commercial business loans	22	100	37	105
Consumer and installment loans	40	12	93	69
Total recoveries	75	116	261	179

Net charge-offs	(899)	(472)	(1,410)	(1,903)

Balance at end of period	$11,515	$10,915	$11,515	$10,915

For the three and six months ended June 30, 2007, net charge-offs were $935,000 and $1.4 million, respectively, compared to $472,000 and $1.9 million, respectively, for the three and six months ended June 30, 2006.  The ratio of allowance for loan losses to total loans was 1.03% at June 30, 2007, 1.07% as of December 31, 2006 and 0.99% at June 30, 2006.

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

The allowance for loan losses is maintained at an amount that we believe will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in our evaluation or in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review our allowance for loan losses and may require us to make additions to the allowance based on their evaluation of information available at the time of their examinations.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The methodology used to determine the adequacy of the allowance for loan losses for the first six months of 2007 is consistent with prior periods.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.”  A Special Mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date.  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans.  As of June 30, 2007, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $87.2 million compared to $78.6 million as of March 31, 2007 and  $65.3 million as of December 31, 2006.  The increase is attributable to weakness in the loan portfolio primarily at three   of our banks, specifically in commercial and commercial real estate related loans.  The decline in asset quality and economic conditions since the beginning of 2006 has led us to be even more aggressive in our risk rating system in order to identify problem loans sooner.

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

Comparison of Three and Six Months Ended June 30, 2007 and 2006

Net Income

Net income from continuing operations was $611,000, or $0.17 per diluted share, for the three months ended June 30, 2007 compared to $1.2 million, or $0.31 per diluted share, for the three months ended June 30, 2006, representing a 47.3% decrease in net income and a 45.2% decrease per diluted share.  For the six months ended June 30, 2007, the Corporation had net income from continuing operations of $1.7 million, or $0.46 per diluted share, compared to $2.0 million, or $0.55 per diluted share, for the six months ending June 30, 2006, representing a 17.4% decrease in net income and a 16.4% decrease in diluted earnings per share.

Net Interest Income

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well as being the most significant component of earnings.  Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2007 was $10.2 million, a decrease of 5.7% from the $10.8 million reported for the same period in 2006, and for the six months ended June 30, 2007 was $20.6 million, a decrease of 3.4% from the $21.4 million reported for the same period in 2006.  The decrease in net interest income is due to a decline in our net interest margin.  Our net interest margin on a fully taxable-equivalent basis was 3.24% and 3.30% for the three and six month periods ended June 30, 2007, respectively, compared to 3.44% and 3.45% for the same periods in the prior year.  Our net interest margin has continued to decrease due to an increased cost of funds resulting from growth in relatively high cost deposits as well as additional competitive pressure on loan pricing which has made it difficult to increase loan volume.  In addition, the increase in non-performing assets has also contributed to the decline in net interest income and net interest margin.  The average rate on a fully taxable-equivalent basis earned on interest earning assets was 6.98% and 7.03%, respectively, for the three and six months ended June 30, 2007 compared to 6.76% and 6.63% for the three and six months ended June 30, 2006.  Similarly, the increase in market interest rates during the current year caused the average rate on a fully taxable-equivalent basis paid on interest bearing liabilities to increase to 4.07% and 4.06%, respectively, for the three and six months ended June 30, 2007 compared to 3.63% and 3.49%, respectively, for the same periods in the prior year.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Three Months Ended June 30,
		2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
		(Dollars in thousands)
Assets
Loans, net (1)(2)	$1,097,701	$19,883	7.27%	$1,085,642	$19,172	7.08%
Loans exempt from federal income taxes (3)	3,630	67	7.43%	2,998	48	6.49%
Taxable investment securities (4)	19,735	209	4.25%	29,577	249	3.38%
Mortgage-related securities (4)	65,411	779	4.78%	75,597	855	4.54%
Investment securities exempt from federal income taxes (3)(4)	55,729	790	5.68%	62,563	886	5.68%
Other securities	21,232	265	5.01%	3,836	44	4.50%
Interest earning assets	1,263,438	21,993	6.98%	1,260,213	21,254	6.76%
Non interest earning assets	121,963			124,395
Average assets	$1,385,401			$1,384,608

Liabilities and Stockholders' Equity
NOW deposits	$91,545	210	0.92%	$93,234	205	0.88%
Money market deposits	224,743	2,062	3.68%	224,019	1,743	3.12%
Savings deposits	116,137	462	1.60%	121,851	366	1.20%
Time deposits	530,756	6,164	4.66%	459,606	4,735	4.13%
Short-term borrowings	34,205	534	6.26%	95,884	1,302	5.45%
Long-term borrowings	109,615	1,298	4.75%	110,746	1,183	4.28%
Junior subordinated debt owed to unconsolidated trusts	53,611	1,058	7.92%	46,394	903	7.81%
Interest bearing liabilities	1,160,612	11,788	4.07%	1,151,734	10,437	3.63%
Demand deposits and other non interest bearing liabilities	129,193			139,048
Stockholders' equity	95,596			93,826
Average liabilities and stockholders' equity	$1,385,401			$1,384,608
Net interest spread (5)		$10,205	2.91%		$10,817	3.13%
Net interest earning assets	$102,826			$108,479
Net interest margin on a fully tax equivalent basis (6)			3.24%			3.44%
Net interest margin (6)			3.15%			3.34%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.09			1.09
_________________________

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
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

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Six Months Ended June 30,
		2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
		(Dollars in thousands)
Assets
Loans, net (1)(2)	$1,097,428	$39,840	7.32%	$1,072,830	$36,921	6.94%
Loans exempt from federal income taxes (3)	3,443	123	7.19%	3,053	98	6.51%
Taxable investment securities (4)	20,002	412	4.15%	30,807	535	3.50%
Mortgage-related securities (4)	66,671	1,579	4.78%	74,815	1,654	4.46%
Investment securities exempt from federal income taxes (3)(4)	55,377	1,563	5.69%	62,748	1,773	5.70%
Other securities	19,682	495	5.07%	4,557	98	4.34%
Interest earning assets	1,262,603	44,012	7.03%	1,248,810	41,079	6.63%
Non interest earning assets	120,793			125,484
Average assets	$1,383,396			$1,374,294

Liabilities and Stockholders' Equity
NOW deposits	$92,246	439	0.96%	$93,276	391	0.85%
Money market deposits	226,270	4,061	3.62%	227,382	3,273	2.90%
Savings deposits	116,483	905	1.57%	123,920	761	1.24%
Time deposits	516,398	11,974	4.68%	453,008	8,986	4.00%
Short-term borrowings	45,353	1,331	5.92%	89,491	2,338	5.27%
Long-term borrowings	110,149	2,550	4.67%	105,885	2,190	4.17%
Junior subordinated debt owed to unconsolidated trusts	53,611	2,104	7.91%	46,394	1,766	7.68%
Interest bearing liabilities	1,160,510	23,364	4.06%	1,139,356	19,705	3.49%
Demand deposits and other non interest bearing liabilities	127,738			140,954
Stockholders' equity	95,148			93,984
Average liabilities and stockholders' equity	$1,383,396			$1,374,294
Net interest spread (5)		$20,648	2.97%		$21,374	3.15%
Net interest earning assets	$102,093			$109,454
Net interest margin on a fully tax equivalent basis (6)			3.30%			3.45%
Net interest margin (6)			3.21%			3.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.09			1.10
_________________________

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
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

VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Compared to June 30, 2006			Compared to June 30, 2006
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
			(Dollars in Thousands)
Interest-Earning Assets:
Loans, net (1)	$215	$496	$711	$860	$2,059	$2,919
Loans exempt from federal income taxes (2)	11	8	19	13	11	24
Taxable investment securities	(178)	138	(40)	(262)	139	(123)
Mortgage-related securities	(125)	49	(76)	(217)	142	(75)
Investment securities exempt from federal income taxes (2)	(97)	-	(97)	(208)	(1)	(209)
Other securities	217	5	222	378	19	397
Total interest-earning assets	$43	$696	$739	$564	$2,369	$2,933
Interest-Bearing Liabilities:
NOW deposits	$(4)	$9	$5	$(4)	$52	$48
Money market deposits	6	313	319	(16)	804	788
Savings deposits	(16)	112	96	(42)	186	144
Time deposits	784	645	1,429	1,354	1,634	2,988
Short-term borrowings	(1,001)	233	(768)	(1,343)	336	(1,007)
Long-term borrowings	(12)	127	115	91	269	360
Junior subordinated debt owed to unconsolidated trusts	142	13	155	282	56	338
Total interest-bearing liabilities	$(101)	$1,452	$1,351	$322	$3,337	$3,659
Net change in net interest income			$(612)			$(726)

______________________________

(1)
Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

Provision for Loan Losses

For the three and six months ended June 30, 2007, the provision for loan losses was $450,000 and $900,000, respectively, compared to $390,000 and $780,000 for the same periods in the prior year.  We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance.  This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors.  However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income

Non-interest income for the three months ended June 30, 2007 was $2.9 million compared to $3.0 million for the three months ended June 30, 2006, a decrease of $80,000, or 2.6%.  Non-interest income for the six months ended June 30, 2007 was $6.2 million compared to $6.6 million for the six months ended June 30, 2006, a decrease of $377,000, or 5.7%.The composition of non-interest income is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Dollars in Thousands)

Service charges on deposit accounts	$967	$960	$1,864	$1,892
Service charges on loans	588	804	1,466	1,519
Securities gains, net	-	-	-	-
Gain on sale of loans, net	9	39	33	54
Gain on sale of fixed assets, net	162	-	161	175
Tax fees, brokerage and insurance commissions	535	461	1,412	1,265
Other	681	758	1,280	1,688
Total non-interest income	$2,942	$3,022	$6,216	$6,593

Service charges on deposits for the three months ended June 30, 2007 were $967,000 compared to $960,000 for the three months ended June 30, 2006, a increase of $7,000, or 0.7%.  Service charges on deposits for the six months ended June 30, 2007 were $1.9 million compared to $1.9 million for the six months ended June 30, 2006, a decrease of $28,000, or 1.5%.

Service charges on loans for the three months ended June 30, 2007 were $588,000 compared to $804,000 for the three months ended June 30, 2006, a decrease of $216,000, or 26.9%.  Service charges on loans for the six months ended June 30, 2007 were $1.5 million compared to $1.5 million for the six months ended June 30, 2006, a decrease of $53,000, or 3.5%.  The decrease is due to the deferral of loan fee income under FAS 91 partially off-set by increases in fee income generated from the sale of loans to the SBA and a significant pre-payment penalty on the large commercial real estate loan that was paid-off during the first quarter of 2007.

Tax fees and brokerage and insurance commissions were $535,000 and $1.4 million for the three and six months ended June 30, 2007, respectively, compared to $461,000 and $1.3 million for the three and six months ended June 30, 2006 due to the continued expansion of those services in a number of locations.

Gains on the sale of loans were $9,000 and $33,000 for the three and six months ended June 30, 2007, respectively, compared to $39,000 and $54,000 for the three and six months ended June 30, 2006.  Higher interest rates in 2006 and 2007 resulted in reduced opportunities to sell loans.

Gains on the sale of assets were $162,000 and $161,000 for the three and six months ended June 30, 2007, respectively, compared to $0 and $175,000 for the three and six months ended June 30, 2006.  The gain on sale of assets during the six months ended June 30, 2007 was due to the sale of the servicing of residential loans that were originated by Fortress Bank Minnesota and sold into the secondary market.  The servicing of these loans was also sold to Eastwood Bank in a separate transaction.  The gain on sale of assets during the six months ended June 30, 2006 was due to the sale of property owned by the Corporation that was originally purchased as a potential site for our corporate headquarters.

Other non-interest income for the three and six months ended June 30, 2007 was $681,000 and $1.3 million, respectively, compared to $758,000 and $1.7 million for the same periods in the prior year.  Other non-interest income includes credit and debit card income, safe deposit box fees, ATM fees and income associated with the increase in the cash surrender value of life insurance policies.  The decrease is due to non-recurring fee income that was a partial restitution from a loan officer at one of our subsidiary banks who was operating outside of prescribed bank lending policies and procedures.  In addition, the Corporation sold a significant portion of our merchant card portfolio during the fourth quarter of 2006.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2007 was $11.5 million and $22.9 million, respectively, compared to $11.4 million and $23.6 million for the three and six months ended June 30, 2006.  The major components of non-interest expense are shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Salaries and employee benefits	$6,633	$6,821	$13,194	$14,081
Premises and equipment	1,781	1,564	3,691	3,300
Data processing fees	848	770	1,653	1,582
Marketing and business development	449	416	867	865
Other	1,824	1,890	3,493	3,817
Total noninterest expense	$11,535	$11,461	$22,898	$23,645

Salaries and employee benefits for the three months ended June 30, 2007 were $6.6 million compared to $6.8 million for the three months ended June 30, 2006, a decrease of $188,000, or 2.8%.  Salaries and employee benefits for the six months ended June 30, 2007 were $13.2 million compared to $14.1 million for the six months ended June 30, 2006, a decrease of $887,000, or 6.3%.  The decrease in salaries and benefits is partially due to the deferral of salary expenses related to deferred costs under FAS 91.  In addition there were no bonus accruals recognized in the first and second quarters of 2007.

Premises and equipment expense increased $217,000 to $1.8 million and $391,000 to $3.7 million for the three and six months ended June 30, 2007 compared to $1.6 million and $3.3 million for the same periods in the prior year.  Premises and equipment expense includes costs associated with new branch openings, utility costs, depreciation and continuing maintenance of our facilities.

Other expenses for the three and six months ended June 30, 2007 were $1.8 million and $3.5 million, respectively, compared to $1.9 million and $3.8 million for the three and six months ended June 30, 2006, a decrease of $66,000 and $324,000, respectively.  The six months ended June 30, 2006 included expenses related to the sale of a significant portion of our merchant card portfolio in the fourth quarter of 2006.  We continue to be focused as an organization on controlling expenses during 2007.

Income Taxes

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007.  As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, we did not have any accrued interest and penalties related to uncertain tax positions.

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions.  The tax years 2003-2006 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.

Income taxes for the three months ended June 30, 2007 were $260,000 compared to $510,000 for the three months ended June 30, 2006, a decrease of $250,000, or 49.0%.  Income taxes for the six months ended June 30, 2007 were $803,000 compared to $861,000 for the six months ended June 30, 2006, a decrease of $58,000, or 6.7%.  The effective tax rate decreased to 29.9% for the three months ended June 30, 2007 compared to 30.5% for the same period in the prior year.  The effective tax rate increased to 32.2% for the six months ended June 30, 2007 compared to 29.6% for the six months ended June 30, 2006.  The increase in the effective tax rate is primarily due to a decrease in tax exempt income due to the maturity of tax exempt securities during the six month period ended June 30, 2007.

Liquidity

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $7.1 million for the six months ended June 30, 2007, compared to $3.6 million provided by operating activities for the six months ended June 30, 2006, an increase of $3.5 million.  Net cash provided by investing activities was $44.3 million for the six months ended June 30, 2007 compared to net cash used in investing activities of $55.2 million in the same period in 2006, a increase of $99.6 million.  Net cash used in financing activities was $40.2 million for the six months ended June 30, 2007 compared to $53.8 million provided by financing activities during the six month period in 2006, a decrease of $94.0 million.

The Corporation expects to have available cash to meet its liquidity needs.  Liquidity management is monitored by the Asset/Liability Management committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  The Corporation's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and investment securities.  Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on loans and investment securities are influenced significantly by general interest rates, economic conditions and competition.  In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased.  While there are no firm lending commitments in place, we believe that the Banks could borrow $135.0 million for a short time from these banks on a collective basis.  The Banks are members of the Federal Home Loan Bank (FHLB) and each has the ability to borrow from the FHLB.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of June 30, 2007.  Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of June 30, 2007
	Within	Six to Twelve	One to Five	Over
	Six months	Months	Years	Five Years	Total
		(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$121,424	$122,457	$322,205	$13,677	$579,763
Adjustable-rate mortgage loans	152,896	29,173	44,808	11	226,888
Total mortgage loans	274,320	151,630	367,013	13,688	806,651
Commercial business loans	127,622	28,592	69,288	3,960	229,462
Consumer loans	18,227	6,520	20,117	1,609	46,473
Home equity loans	28,490	111	1,579	-	30,180
Other loans	1,855	257	2,487	945	5,544
Mortgage-related securities	4,104	3,684	37,956	18,197	63,941
Fixed rate investment securities and other	482	3,691	21,098	38,555	63,826
Variable rate investment securities and other	26,204	-	-	-	26,204
Total interest-earning assets	$481,304	$194,485	$519,538	$76,954	$1,272,281

Interest-bearing liabilities:
Deposits
Time deposits	$216,842	$120,923	$184,887	$14	$522,666
NOW accounts	5,781	5,781	57,809	26,977	96,348
Savings accounts	6,924	6,924	69,242	32,313	115,403
Money market accounts	13,285	13,285	132,847	61,995	221,412
Short-term borrowings	51,331	2,564	-	-	53,985
Long-term borrowings	11,068	21,755	74,739	1,590	109,152
Junior subordinated debt owed to unconsolidated trusts	28,352	-	-	25,259	53,611
Total interest-bearing liabilities	$333,583	$171,232	$519,524	$148,148	$1,172,487

Interest-earning assets less interest-bearing liabilities	$147,721	$23,253	$14	$(71,194)	$99,794
Cumulative interest rate sensitivity gap	$147,721	$170,974	$170,988	$99,794
Cumulative interest rate sensitivity gap as a
percentage of total assets	10.07%	11.65%	11.65%	6.80%

At June 30, 2007, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 10.07% for amounts maturing or repricing within six months and a positive 11.65% for one-year maturities.  Therefore, we are positively gapped at one year and may benefit from rising interest rates.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write–offs; (2) changes in management’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; (10) changes in accounting principles, policies or guidelines; (11) the satisfaction of the closing conditions in the Merger Agreement with Harris, including approval by the Corporation's shareholders and regulatory approval, the actual closing of the Merger and the potential negative effects on the Corporation if the Merger is not closed for any reason, and potential disruptions to the Corporation's business as a result of the announcement and pendency of the Merger; and (12) the satisfaction of the closing conditions for the sale of Fortress Bank of Cresco, including regulatory approval, and risk that the transaction does not close.  Other risks that may affect our performance are discussed further in Part I, Item 1A, "Risk Factors," in our Form 10-K for the year ended December 31, 2006.

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

As of June 30, 2007 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

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

Item 4.            Submission of Matters to Vote of Security Holders

ANNUAL MEETING OF SHAREHOLDERS.  The Annual Meeting of Shareholders was held on May 14, 2007.  Only shareholders of record at the close of business on March 27, 2007 (the “Voting Record Date”) were entitled to vote at the Annual Meeting.  On the Voting Record Date, there were 3,660,739 shares of common stock outstanding, and on the annual meeting date, 3,071,374 shares were present at the meeting by the holders thereof in person or by proxy, which constituted a quorum.  The following is a summary of the matters voted upon at the Annual Meeting.

	Votes cast “FOR” the reelection	Votes Withheld

Nominees for Director for Three-Year
Term Expiring in 2010:
Michael J. Murry	2,289,494	781,880
William J. Adamany, Sr.	2,424,541	646,833
Nicholas S. Logarakis	2,247,314	824,060

Nominees for Director for Two-Year
Term Expiring in 2009:
Richard C. Bemis	2,478,335	593,039

Item 5.            Other Information – NONE

Item 6.             Exhibits

                The following exhibits are filed as part of this report:

2.1
Agreement and Plan of Merger, dated as of July 9, 2007, among Merchants and Manufacturers Bancorporation, Inc., Harris Bankcorp, Inc. and Boundary Acquisition Corporation (incorporated by reference to Exhibit 2.1 of the Corporation's Current Report on Form 8-K (File No. 000-21292) filed by the Corporation with the Securities and Exchange Commission on July 10, 2007).

10.1	Fourth Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and Michael J. Murry.

10.2	First Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and James C. Mroczkowski.

10.3	First Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and Frederick Klug.

10.4	First Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and John Krawczyk.

10.5	First Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and Charles P. Heffernan.

10.6	Second Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and Conrad C. Kaminski.

10.7	First Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and James F. Bomberg.

10.8	Amended and Restated Executive Employee Salary Continuation Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and James Bomberg

10.9	Amended and Restated Supplemental Executive Retirement Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and James Mroczkowski.

10.10	Amended and Restated Supplemental Executive Retirement Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and John Krawczyk.

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

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

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.
(Registrant)

Date August 14, 2007	/s/ Michael J. Murry
Michael J. Murry
Chairman of the Board of Directors
and Chief Executive Officer
Principal Executive Officer

Date August 14, 2007	/s/ Frederick R. Klug
Frederick R. Klug
Executive Vice President & Chief Financial Officer
Principal Financial Officer

10-Q EXHIBIT LIST

EXHIBIT NO.	DESCRIPTION
EXHIBIT 2.1
Agreement and Plan of Merger, dated as of July 9, 2007, among Merchants and Manufacturers Bancorporation, Inc., Harris Bankcorp, Inc. and Boundary Acquisition Corporation (incorporated by reference to Exhibit 2.1 of the Corporation's Current Report on Form 8-K (File No. 000-21292) filed by the Corporation with the Securities and Exchange Commission on July 10, 2007).

EXHIBIT 10.1	Fourth Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and Michael J. Murry.
EXHIBIT 10.2	First Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and James C. Mroczkowski.
EXHIBIT 10.3	First Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and Frederick Klug.
EXHIBIT 10.4	First Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and John Krawczyk.
EXHIBIT 10.5	First Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and Charles P. Heffernan.
EXHIBIT 10.6	Second Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and Conrad C. Kaminski.
EXHIBIT 10.7	First Amendment to Executive Employment Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and James F. Bomberg.
EXHIBIT 10.8	Amended and Restated Executive Employee Salary Continuation Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and James Bomberg.
EXHIBIT 10.9	Amended and Restated Supplemental Executive Retirement Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and James Mroczkowski.
EXHIBIT 10.10	Amended and Restated Supplemental Executive Retirement Agreement, dated as of June 29, 2007, between Merchants and Manufacturers Bancorporation, Inc. and John Krawczyk.
EXHIBIT 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________
*This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.