Form 10-K/A
period 2006-12-31
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2007-08-22
CIK 753682

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
Large accelerated filer                    Accelerated filer        X          Non-accelerated filer                 .

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

Explanatory Note

Merchants and Manufacturers Bancorporation, Inc. (the "Company") is amending Item 15 of Part IV of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission ("SEC") on March 15, 2007 (the "Annual Report").  This amendment is being made to amend the exhibit list and to file additional exhibits to the Annual Report.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

  Documents Filed:

1 and 2. Financial Statements and Financial Statement Schedules.  The following financial statements of Merchants and Manufacturers Bancorporation, Inc. and subsidiaries were previously filed as a part of the Annual Report under Item 8. “Financial Statements and Supplementary Data”:

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

3. Exhibits. See the Exhibit List appearing elsewhere in this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCHANTS AND MANUFACTURERS
BANCORPORATION, INC.

By: /s/ Michael J. Murry
Michael J. Murry
Chairman of the Board of Directors and
Chief Executive Officer

Date:  August 22, 2007

10-K/A EXHIBIT LIST

EXHIBIT NO.                  DESCRIPTION

3.1	Articles of Incorporation of the Company, as amended.
3.2	By-Laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-53002) filed by the Company with the SEC on October 2, 1992).
4.1
The Company has outstanding certain long-term debt.  None of such debt exceeds 10% of the total assets of the Company and its consolidated subsidiaries.  Thus, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits to this Report.  The Company agrees to furnish copies of such instruments to the SEC upon request.

10.1*
Merchants and Manufacturers Bancorporation, Inc. 1996 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10(A) of the Company's Registration Statement on Form S-4 (File No. 333-100015) filed by the Company with the SEC on September 23, 2002).

10.2*
Merchants and Manufacturers Bancorporation, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-21292)).

10.3*
Form of Stock Option Agreement for the Merchants and Manufacturers Bancorporation, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-21292)).

10.4*
Form of Restricted Stock Agreement for the Merchants and Manufacturers Bancorporation, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-21292)).

10.5*
Executive Employment Agreement dated as of January 2, 1996 between the Company and Michael J. Murry (incorporated by reference to Exhibit 10(c)a of the Company's Registration Statement on Form S-4 (File No. 333-86855) filed by the Company with the SEC on September 10, 1999).

10.6*
First Amendment to Executive Employment Agreement dated as of June 25, 1997 between the Company and Michael J. Murry (incorporated by reference to Exhibit 10(c)a of the Company's Registration Statement on Form S-4 (File No. 333-86855) filed by the Company with the SEC on September 10, 1999).

10.7*	Second Amendment to Executive Employment Agreement dated as of July 26, 2001 between the Company and Michael J. Murry.
10.8*	Third Amendment to Executive Employment Agreement dated as of December 13, 2005 between the Company and Michael J. Murry.
10.9*	Executive Employment Agreement dated as of January 2, 1996 between the Company and James Bomberg.
10.10*
Executive Employment Agreement dated as of October 26, 2006 between the Company and Frederick Klug (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K (File No. 000-21292) filed by the Company with the SEC on October 30, 2006).

10.11*
Executive Employment Agreement dated as of January 2, 1996 between the Company and John Krawczyk (incorporated by reference to Exhibit 10(c)c of the Company's Registration Statement on Form S-4 (File No. 333-86855) filed by the Company with the SEC on September 10, 1999).

10.12*
Executive Employment Agreement dated as of January 2, 1996 between the Company and James Mrozckowski (incorporated by reference to Exhibit 10(c)b of the Company's Registration Statement on Form S-4 (File No. 333-86855) filed by the Company with the SEC on September 10, 1999).

10.13*	Executive Employment Agreement dated as of January 2, 1996 between the Company and Conrad Kaminski.
10.14*	First Amendment to Executive Employment Agreement dated as of January 2, 2006 between the Company and Conrad Kaminski.
10.15*	Employment Agreement dated as of February 9, 2004 between the Company and Charles P. Heffernan.
10.16*
Consulting Agreement dated as of August 12, 2004 between the Company and Harold Mueller (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.17*	Consulting Agreement dated as of July 1, 2004 between The Reedsburg Bank and DITECH LTD.
10.18*	Consulting Agreement dated November 14, 2003 between CBG Services, Inc. and Blarney Stone Consulting, LLC.
10.19*	Consulting Agreement dated November 14, 2003 between CBG Mortgage, Inc. and Blarney Stone Consulting, LLC.
10.20*	Separation Agreement and General Release dated January 31, 2007 between the Company and Edward H. Cichurski.
10.21*	Consulting Agreement dated February 1, 2007 between the Company and Edward H. Cichurski.
21.1	Subsidiaries (previously filed with Annual Report on March 15, 2007)
23.1	Consent of Independent Registered Public Accounting Firm (previously filed with Annual Report on March 15, 2007).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
____________________

* Management contract or compensation plan or arrangement.