Form 10-Q
period 2007-09-30
MERCHANTS & MANUFACTURERS BANCORPORATION INC
filed 2007-11-09
CIK 753682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

5445 S. Westridge Drive New Berlin, Wisconsin 5315
(Address of principal executive office)

(262) 827-6700
Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No  ____.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2.

Large accelerated filer _____            Accelerated filer     X                Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).

Yes  _____  No     X   .

As of November 1, 2007, 3,662,416 shares of Common Stock were outstanding.

MERCHANTS AND MANUFACTURERS BANCORPORATION, INC.

FORM 10-Q

INDEX

Part I. Financial Information

Page Number
Item 1. Financial Statements
Unaudited Consolidated Statements of Financial Condition as of September 30, 2007, December 31, 2006, and September 30, 2006	3
Unaudited Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2007 and September 30, 2006	4
Unaudited Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Nine Months ended September 30, 2007 and September 30, 2006	6
Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2007 and September 30, 2006	7
Notes to Unaudited Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

Part II. Other Information

Items 1-6	29
Signatures	31

Part I. Financial Information
Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Financial Condition

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in Thousands, Except Share and Per Share Amounts)
ASSETS
Cash and due from banks	$30,756	$31,601	$28,555
Interest bearing deposits in banks	4,759	738	2,486
Federal funds sold	9,687	5,524	2,729
Cash and cash equivalents	45,202	37,863	33,770
Available-for-sale securities	127,923	134,917	137,224
Loans, less allowance for loan losses of $12,993 at September 30, 2007,
$11,835 at December 31, 2006 and $10,593 at September 30, 2006	1,117,162	1,098,377	1,076,075
Assets held for sale	81,721	137,923	138,004
Accrued interest receivable	7,103	6,519	6,572
FHLB stock	11,351	11,182	13,997
Premises and equipment	28,809	29,349	29,402
Goodwill	27,320	27,222	27,222
Intangible assets	1,888	2,104	2,189
Other assets	27,079	20,484	20,180
Total assets	$1,475,558	$1,505,940	$1,484,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$114,402	$127,033	$111,590
Interest bearing	932,680	933,372	923,456
Total deposits	1,047,082	1,060,405	1,035,546
Short-term borrowings	83,626	55,383	60,116
Long-term borrowings	107,152	106,831	106,627
Junior subordinated debt owed to unconsolidated trusts	53,611	53,611	46,394
Liabilities held for sale	71,978	121,720	122,162
Accrued interest payable	4,188	4,034	4,290
Other liabilities	14,456	9,659	14,545
Total liabilities	1,382,093	1,411,643	1,389,680

Stockholders' equity
Preferred stock, $1.00 par value; 250,000 shares authorized,
shares issued and shares outstanding – none	-	-	-
Common stock $1.00 par value; 25,000,000 shares authorized;
shares issued: 3,770,251 at September 30, 2007, December 31, 2006 and September 30, 2006; shares outstanding: 3,662,416 at
September 30, 2007, 3,677,180 at December 31, 2006 and 3,687,180
at September 30, 2006	3,770	3,770	3,770
Additional paid-in capital	53,666	53,684	53,678
Retained earnings	39,505	40,259	40,903
Accumulated other comprehensive loss	(473)	(881)	(1,177)
Treasury stock, at cost (107,835 shares at September 30, 2007, 93,071
shares at December 31, 2006 and 83,071 shares at September 30, 2006)	(3,003)	(2,535)	(2,219)
Total stockholders' equity	93,465	94,297	94,955
Total liabilities and stockholders' equity	$1,475,558	$1,505,940	$1,484,635

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$20,530	$19,786	$60,451	$56,772
Interest and dividends on securities:
Taxable	185	225	597	760
Tax-exempt	542	511	1,574	1,681
Interest on mortgage-backed securities	769	875	2,348	2,529
Interest on interest bearing deposits in banks and federal funds sold	136	94	631	192
Total interest income	22,162	21,491	65,601	61,934

Interest expense:
Interest on deposits	9,041	7,823	26,420	21,234
Interest on short-term borrowings	905	888	2,236	3,226
Interest on long-term borrowings	1,326	1,261	3,876	3,451
Interest on junior subordinated debt owed to
unconsolidated trusts	1,069	950	3,173	2,716
Total interest expense	12,341	10,922	35,705	30,627

Net interest income	9,821	10,569	29,896	31,307
Provision for loan losses	1,905	390	2,805	1,170
Net interest income after provision for
loan losses	7,916	10,179	27,091	30,137

Non-interest income:
Service charges on deposit accounts	967	1,097	2,831	2,989
Service charges on loans	675	953	2,141	2,472
Securities gains, net	-	2	-	2
Gain on sale of loans, net	40	29	73	83
Gain on sale (loss) of fixed assets, net	(6)	(3)	155	172
Tax fees, brokerage and insurance commissions	365	397	1,777	1,662
Other	635	859	1,915	2,562
Total noninterest income	2,676	3,334	8,892	9,942

Noninterest expenses:
Salaries and employee benefits	6,992	6,873	20,186	20,954
Premises and equipment	1,604	1,550	5,295	4,850
Data processing fees	853	760	2,506	2,342
Marketing and business development	415	393	1,282	1,258
Other	2,635	1,927	6,128	5,759
Total noninterest expense	12,499	11,503	35,397	35,163

Income (loss) from continuing operations before income taxes	(1,907)	2,010	586	4,916
Income taxes	(781)	669	22	1,530
Income (loss) from continuing operations	(1,126)	1,341	564	3,386

Discontinued operations
Income from discontinued operations before income tax expense	214	358	2,207	867
Income tax expense	71	121	1,556	280
Income from discontinued operations	143	237	651	587
Net income (loss)	$(983)	$1,578	$1,215	$3,973

(Continued)

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Operations, continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars In Thousands, Except Per Share Amounts)

Basic earnings (loss) per share from continuing operations	$(0.31)	$0.36	$0.15	$0.91
Basic earnings per share from discontinued operations	$0.04	$0.06	$0.18	$0.16
Basic earnings (loss) per share	$(0.27)	$0.42	$0.33	$1.07

Diluted earnings (loss) per share from continuing operations	$(0.31)	$0.36	$0.15	$0.91
Diluted earnings per share from discontinued operations	$0.04	$0.06	$0.18	$0.16
Diluted earnings (loss) per share	$(0.27)	$0.42	$0.33	$1.07

Dividends per share	$0.18	$0.18	$0.54	$0.54

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

	Shares of				Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income	Stock	Total
	(In thousands, except Shares of Common Stock Outstanding and per share data)
Nine Months Ended September 30, 2006
Balance at December 31, 2005	3,701,621	$3,770	$53,614	$38,928	$(1,369)	$(1,718)	$93,225
Comprehensive income:
Net income	-	-	-	3,973	-	-	3,973
Change in net unrealized losses on
available-for-sale securities	-	-	-	-	296	-	296
Reclassification adjustment for gains
realized in net income					(2)		(2)
Income tax effect	-	-	-	-	(102)	-	(102)
Total comprehensive income							4,165

Stock-based compensation			70				70
Cash dividend - $0.54 per share	-	-	-	(1,998)	-	-	(1,998)
Purchase of treasury stock	(15,000)					(515)	(515)
Exercise of stock options	559	-	(6)	-		14	8
Balance at September 30, 2006	3,687,180	$3,770	$53,678	$40,903	$(1,177)	$(2,219)	$94,955

Nine Months Ended September 30, 2007
Balance at December 31, 2006	3,677,180	$3,770	$53,684	$40,259	$(881)	$(2,535)	$94,297
Comprehensive income:
Net income	-	-	-	1,215	-	-	1,215
Change in net unrealized gains on
available-for-sale securities	-	-	-	-	633	-	633
Reclassification adjustment for gains
realized in net income	-	-	-	-	-	-	-
Income tax effect	-	-	-	-	(225)	-	(225)
Total comprehensive income							1,623

Stock-based compensation	-	-	5	-	-	-	5
Cash dividend - $0.54 per share	-	-	-	(1,969)	-	-	(1,969)
Purchase of treasury stock	(17,000)					(524)	(524)
Exercise of stock options	2,236	-	(23)	-	-	56	33
Balance at September 30, 2007	3,662,416	$3,770	$53,666	$39,505	$(473)	$(3,003)	$93,465

See notes to unaudited consolidated financial statements.

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Cash Flows From Operating Activities
Net income	$1,215	$3,973
Net income from discontinued operations	(651)	(587)
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,805	1,170
Depreciation	1,850	1,858
Amortization and accretion of premiums and discounts, net	149	243
Amortization of intangibles	223	253
Gain on sale of investment securities, net	-	(2)
Gain on sale of loans, net	(73)	(83)
Loans originated for sale	(30,873)	(27,561)
Proceeds from sales of loans	30,766	27,031
Gain on sale of fixed assets, net	(155)	(187)
Increase in accrued interest receivable	(223)	(826)
Increase (decrease) in accrued interest payable	(25)	959
Stock-based compensation expense	5	70
FHLB Stock dividend	(9)	-
Other	3,249	2,027
Net cash provided by operating activities	8,253	8,338

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(5,373)	(26,178)
Proceeds from sale of available-for-sale securities	5,489	12,656
Proceeds from redemptions and maturities of available-for-sale securities	16,855	25,407
Increase in cash surrender value of life insurance	(298)	(319)
Net (increase) decrease in loans	12,969	(43,069)
Purchase of premises and equipment, net	(958)	(3,707)
Proceeds from sale of premises and equipment	1,054	-
Proceeds from sale of other real estate owned	1,254	2,195
Redemption of Federal Home Loan Bank stock	95	5,627
Net cash provided by (used in) investing activities	31,087	(27,388)

Cash Flows From Financing Activities
Net decrease in deposits	(59,199)	(25,397)
Dividends paid	(1,894)	(1,523)
Net increase in short-term borrowings	28,238	15,988
Proceeds from long-term borrowings	20,500	54,555
Repayment of long-term borrowings	(23,254)	(34,303)
Purchase of treasury stock	(524)	(507)
Increase in advance payments by borrowers for taxes and insurance	1,181	1,206
Common stock transactions, net	33	-
Net cash provided by (used in) financing activities	(34,919)	10,019

Cash Flows From Discontinued Operations
Operating cash flows, net	555	412
Investing cash flows, net	82	(7,819)
Financing cash flows, net	(633)	6,701
Cash and cash equivalents	2,778	3,977
Net cash provided by discontinued operations	2,782	3,271

Increase (decrease) in cash and cash equivalents	4,421	(9,031)
Cash and cash equivalents at beginning of period	40,781	42,801
Cash and cash equivalents at end of period	$45,202	$33,770

(Continued)

Merchants and Manufacturers Bancorporation, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows, continued

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Supplemental Cash Flow Information and Noncash Transactions:
Interest paid	$38,306	$32,192
Income taxes paid	1,888	1,273
Loans transferred to other real estate owned	5,197	600

Supplemental Schedules of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized
losses on available-for-sale securities, net	$408	$192

See notes to unaudited consolidated financial statements

Merchants and Manufacturers Bancorporation, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2007

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2006.

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

NOTE B -- Subsequent Events

Pending Merger

On July 9, 2007, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Harris Bankcorp, Inc. ("Harris"), which, subject to the terms and conditions set forth in the Merger Agreement, provides for the merger of a wholly owned subsidiary of Harris with and into the Corporation (the "Merger").  At the effective time of the Merger and as a result of the Merger, each issued and outstanding share of the Corporation's common stock will be converted into the right to receive $37.30 in cash (the "Merger Consideration").  Prior to the closing of the Merger, Harris has the right to conduct environmental reviews of the Corporation's owned real property, and to the extent that environmental conditions are identified that require response (an "Environmental Response") as provided in the Merger Agreement, the Merger Consideration may be reduced by up to $3 million in total, or approximately $0.80 per share, for the estimated cost of all such Environmental Responses after the first $500,000 (or, if the Corporation elects to defer its regular third quarter dividend of $0.18 per share, the estimated cost of the Environmental Responses after the first $500,000 will reduce the Corporation's quarterly dividend by up to $1 million and then the Merger Consideration may be reduced by up to $2 million in total, or approximately $0.53 per share).  The environmental reviews of the Corporation's owned real property have been completed, and Harris and the Corporation have determined that there will be no reduction of the Merger Consideration for estimated costs of Environmental Responses.  The Merger is expected to close in late 2007.  However, completion of the Merger is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including shareholder and regulatory approval, and no assurance can be given that the Merger will be completed in a timely manner or at all.

Sale of Fortress Bank of Cresco

On October 25, 2007, the Corporation closed on the sale of Fortress Bank of Cresco, the Corporation's subsidiary bank in Iowa, to Security Agency, Incorporated.  The sale is separate from the pending Merger transaction with Harris.  The assets and liabilities of Fortress Bank of Cresco have been classified as “held for sale” in the balance sheets with related operations reported in discontinued operations.

The following are condensed balance sheets and income statements of Fortress Bank of Cresco:

(Unaudited)	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$2,782	$2,778	$1,156
Available-for-sale securities	13,427	13,672	13,969
Loans, less allowance for loan losses of $311 at September 30, 2007,
$487 at December 31, 2006 and $487 at September 30, 2006	56,039	55,704	56,883
FHLB stock	487	526	538
Premises and equipment	4,416	4,597	4,648
Goodwill	3,283	3,283	3,283
Intangible assets	280	321	336
Other assets	1,007	822	1,020
Total assets	$81,721	$81,703	$81,836

LIABILITIES
Total deposits	$63,317	$58,761	$59,305
Short-term borrowings	434	4,323	3,572
Long-term borrowings	7,602	8,615	9,320
Other liabilities	625	464	492
Total liabilities	$71,978	$72,163	$72,689

(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Interest income	$1,297	$1,255	$3,808	$3,478
Interest expense	692	638	1,998	1,704
Net interest income	605	617	1,810	1,774
Provision for loan losses	-	-	-	-
Noninterest income	177	154	476	419
Noninterest expenses	561	546	1,664	1,651
Income before income taxes	222	225	622	642
Income taxes	74	75	205	174
Net income	$148	$150	$417	$368

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

The following are condensed balance sheets and income statements of Fortress Bank Minnesota:

(Unaudited)	December 31, 2006	September 30, 2006
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents	$2,918	$2,112
Available-for-sale securities	9,664	9,659
Loans, less allowance for loan losses of
$475 at December 31, 2006 and $470 at September 30, 2006	39,577	39,841
FHLB stock	255	286
Premises and equipment	1,251	1,282
Goodwill	1,576	1,576
Intangible assets	369	388
Other assets	610	1,025
Total assets	$56,220	$56,168

LIABILITIES
Total deposits	$46,072	$43,290
Short-term borrowings	4	2,080
Long-term borrowings	3,076	3,778
Other liabilities	406	325
Total liabilities	$49,557	$49,473

(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Interest income	$10	$853	$1,459	$2,446
Interest expense	0	341	615	917
Net interest income	10	512	844	1,529
Provision for loan losses	-	-	(250)	-
Noninterest income	-	110	1,366	288
Noninterest expenses	18	489	875	1,492
Income before income taxes	(8)	133	1,585	325
Income taxes	(3)	46	1,351	106
Net income	$(5)	$87	$234	$219

As a result of its sale, which was pending as of September 30, 2007 and completed on October 25, 2007, the operations of Fortress Bank of Cresco are also reported in discontinued operations.  See Note B above.

NOTE D -- Earnings (Loss) Per Share

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic:	2007	2006	2007	2006
		(Dollars in Thousands, Except Per Share Data)
Net income (loss) from continuing operations	$(1,126)	$1,341	$564	$3,386
Net income from discontinued operations	143	237	651	587
Net income (loss)	$(983)	$1,578	$1,215	$3,973
Weighted average shares outstanding	3,662	3,687	3,664	3,695
Basic earnings (loss) per share from continuing operations	$(0.31)	$0.36	$0.15	$0.91
Basic earnings per share from discontinued operations	$0.04	$0.06	$0.18	$0.16
Basic earnings (loss) per share	$(0.27)	$0.42	$0.33	$1.07

Diluted:
		(Dollars in Thousands, Except Per Share Data)
Net income (loss) from continuing operations	$(1,126)	$1,341	$564	$3,386
Net income from discontinued operations	143	237	651	587
Net income (loss)	$(983)	$1,578	$1,215	$3,973
Weighted average shares outstanding	3,662	3,687	3,664	3,695
Effect of dilutive stock options outstanding	14	12	5	15
Diluted weighted average shares outstanding	3,676	3,699	3,669	3,710
Diluted earnings (loss) per share from continuing operations	$(0.31)	$0.36	$0.15	$0.91
Diluted earnings per share from discontinued operations	$0.04	$0.06	$0.18	$0.16
Diluted earnings (loss) per share	$(0.27)	$0.42	$0.33	$1.07

NOTE E -- Loans Receivable

The following table shows the composition of our loan portfolio on the dates indicated:

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in Thousands)
First Mortgage:
Conventional single-family residential	$192,722	$181,396	$175,921
Commercial and multifamily residential	472,977	471,139	463,564
Construction	97,516	99,890	89,041
Farmland	51,572	50,210	49,149
	814,787	802,635	777,675

Commercial business loans	233,315	225,792	229,303
Consumer and installment loans	47,390	48,201	46,787
Home equity loans	28,360	28,041	26,899
Other	6,302	5,543	6,004
	315,367	307,577	308,993
Total loans	1,130,154	1,110,212	1,086,668

Less: Allowance for loan losses	(12,992)	(11,835)	(10,593)
Loans, net	$1,117,162	$1,098,377	$1,076,075

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

The Corporation also has a 1996 Incentive Stock Option Plan.  The Corporation had reserved 210,000 shares of common stock for issuance under the plan.  Vesting periods were determined at the discretion of the Corporation’s Compensation Committee.  With the exception of 20,000 stock options granted in 2004, all stock options awarded in prior years were immediately vested on the date of grant.  In 2004, 20,000 stock options were granted with a 32 month vesting period.  As of September 30, 2007, these 20,000 stock options from the 2004 grant were fully vested.  This plan became dormant upon approval of the 2006 Stock Incentive Plan, and no future grants of options are authorized from this plan.

At September 30, 2007, 210,000 shares were reserved for future grants.  Activity in the 1996 Incentive Stock Option Plan and the 2006 Stock Incentive Plan are summarized in the following table:

	Nine months ended September 30, 2007
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value

Outstanding at beginning of period	102,344	$34.37
Granted	-	-
Canceled	-	-
Exercised	(2,236)	15.11
Outstanding at end of period	100,108	$34.80	4.0	$501,153

Options exercisable	100,108	$34.80	4.0	$501,153

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Exercise	Number	Average	Average	Number	Average
Price Range	Outstanding	Exercise Price	Life*	Outstanding	Exercise Price

$15.11	2,230	$15.11	0.5	2,230	$15.11
25.45-28.31	38,756	27.93	1.5	38,756	27.93
30.50-35.00	20,700	30.65	7.1	20,700	30.65
45.00-46.00	38,422	45.11	6.3	38,422	45.11
	100,108	$34.80		100,108	$34.80

       *Weighted average contractual life remaining in years.

There were no options granted during the three and nine month periods ended September 30, 2007 and 2006.  The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2007 was $0 and $29,000, respectively.  The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was zero and $12,000, respectively.

A summary of the status of the nonvested options as of September 30, 2007 and changes during the nine month period ended September 30, 2007, is presented below.

		Weighted
		Average
		Grant Date
	Options	Fair Value

Nonvested at beginning of period	3,278	$30.50
Granted	-	-
Vested	(3,278)	30.50
Canceled	-	-
Nonvested at end of period	-	$-

As a result of adopting Financial Accounting Standards Board (FASB) Statement No 123(R), Shared-Based Payment ("FAS 123(R)"), on January 1, 2006, the Corporation’s income before taxes and net income for the nine months ended September 30, 2007 and 2006, are $5,000 and $4,000 lower, and $70,000 and $47,000 lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25, Accounting For Stock Issued to Employees.  Compensation expense for stock-based compensation as a result of the adoption of FAS 123(R) negatively impacted basic and diluted earnings per share for the nine months ended September 30, 2006 by $0.01 and $0.01, respectively, and had no impact on basic and diluted earnings per share for the nine months ended September 30, 2007.  As of September 30, 2007, there was no unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Corporation's stock-based compensation plans.

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

Off-balance-sheet financial instruments whose contracts represented credit and/or interest rate risk at September 30, 2007, December 31, 2006 and September 30, 2006, are as follows:

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in Thousands)

Commitments to originate mortgage loans	$10,807	$23,780	$25,529

Unused lines of credit:
Commercial business	172,971	192,582	231,008
Home equity	40,226	36,046	34,987
Credit cards	19,216	16,852	16,524

Standby letters of credit	8,030	4,762	6,589

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

Standby letters of credit are conditional commitments issued by a Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The issuing Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the issuing Bank would be required to fund the commitment.  The maximum potential amount of future payments the issuing Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the issuing Bank would be entitled to seek recovery from the customer.  At September 30, 2007 no amounts have been recorded as liabilities for the issuing Banks' potential obligations under these guarantees.

Except for the above-noted commitments to originate loans in the normal course of business, the Corporation and the Banks have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Unless otherwise indicated, management’s discussion and analysis of financial condition and results is for continuing operations, and the financial condition and results related to the completed sale of Fortress Bank of Cresco and Fortress Bank Minnesota (discussed in Note B and Note C to the unaudited consolidated financial statements in Item 1, respectively) are not included.

The net loss from continuing operations was $(1.1) million, or $(0.31) per diluted share, for the three months ended September 30, 2007 compared to net income of $1.3 million, or $0.36 per diluted share, for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, the Corporation had net income from continuing operations of $564,000, or $0.15 per diluted share, compared to $3.4 million, or $0.91 per diluted share, for the nine months ending September 30, 2006, representing an 83.3% decrease in net income and an 83.5% decrease in diluted earnings per share.

The decrease in earnings from continuing operations for the three and nine months ended September 30, 2007 compared to the same periods in 2006 is primarily attributable to a decrease in net interest income and increases in both the provision for loan losses and non-interest expense.  The decrease in earnings for the three months ended September 30, 2007 compared to the same period in 2006 was due to a decline in net interest margin from 3.35% to 3.04%.  In addition, the provision for loan losses increased to $1.9 million for the three months ended September 30, 2007 compared to $390,000 for the same period in 2006.  The increase in the provision for loan losses was primarily due to an increased risk for loss on three loans.  Earnings were also negatively affected by an increase in the non-interest expense to $12.5 million for the three months ended September 30, 2007 compared to $11.5 million for the comparable period in the prior year.  The increase in our non-interest income was primarily due to expenses of $689,000 related to the sale to Harris.  In addition to the increased provision for loan losses and the non-interest expenses related to the Harris transaction, earnings for the nine  months ended September 30, 2007 compared to the same period in 2006 was also negatively affected by a decline in net interest margin from 3.35% to 3.15%.  The decrease in our net interest margin is due to an increased cost of funds as a result of growth in relatively high cost deposits, additional competitive pressure on loan pricing which has made it difficult to increase loan volume and an increase in non-performing assets.

Financial Condition

Total Assets

Total assets decreased $30.4 million, or 2.0%, to $1.48 billion at September 30, 2007 compared to $1.51 billion at December 31, 2006.  The decline in assets can be primarily attributed to the sale of Fortress Bank Minnesota.

Investment Securities

Available-for-sale investment securities decreased $7.0 million, or 5.2%, from $134.9 million at December 31, 2006, to $127.9 million at September 30, 2007.  The decrease in investment securities is due to maturities, principal pay downs and sales of securities.

Loans Receivable

Loans receivable increased $18.8 million from $1.10 billion at December 31, 2006 to $1.12 billion at September 30, 2007.  The increase in loans can be attributed to organic loan growth partially offset by the sale of $23.0 million of loans as part of the sale of Fortress Bank Minnesota in addition to the payoff of our largest commercial real estate loan during the first quarter of 2007.  Currently, loans receivable consists mainly of commercial loans secured by business assets, real estate and guarantees as well as mortgages secured by residential properties located in our primary market areas.  At September 30, 2007, we designated $411,000 of loans as held for sale.

Total Deposits and Borrowings

Total deposits decreased $13.3 million from $1.06 billion on December 31, 2006 to $1.05 billion on September 30, 2007.  The Corporation sold $41.3 million of deposits as part of the sale of Fortress Bank Minnesota. At September 30, 2007, the Corporation had approximately $121.8 million in brokered certificates of deposit compared with $114.3 million at December 31, 2006.  The brokered deposits are generally for terms of one year to five years.  The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Short-term borrowings totaled $83.6 million at September 30, 2007, compared to $55.4 million at December 31, 2006, an increase of $28.2 million.  Short-term borrowings consist of federal funds borrowed from correspondent banks, repurchase agreements and a holding company line of credit from our primary correspondent bank.  Long-term debt increased by $0.3 million, or 0.3%, from $106.8 million on December 31, 2006 to $107.2 million on September 30, 2007.  Long-term debt consists of Federal Home Loan Bank advances, acquisition notes and a financing obligation related to the sale-leaseback of the Company’s corporate office.

Junior subordinated debt owed to unconsolidated trusts totaled $53.6 million at both September 30, 2007 and December 31, 2006.  We had obligations represented by subordinated debentures at September 30, 2007 totaling $53.6 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities.  The subordinated debentures were the sole assets of the trusts at September 30, 2007.  In accordance with FIN 46, we began deconsolidating the wholly-owned trusts that issued the trust preferred securities in 2004.  As a result, these securities no longer are consolidated on our balance sheet.  Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as junior subordinated debt owed to unconsolidated trusts.

Capital Resources

Stockholders' equity totaled $93.6 million at September 30, 2007 compared to $94.3 million at December 31, 2006.   The component changes in stockholders' equity consist of net income of $1.4 million, a net increase of $0.4 million in accumulated other comprehensive income, purchase of treasury stock of $524,000, exercise of stock options of $33,000, an adjustment of $5,000 due to the adoption of FAS 123(R), less payments of dividends to shareholders of $2.0 million.  We and our banks continue to exceed our regulatory capital requirements.

Under the Federal Reserve Board’s risk-based guidelines, capital is measured against our subsidiary banks’ risk-weighted assets.  Our tier 1 capital to risk-weighted assets was 7.45% at September 30, 2007, above the 4.0% minimum required.  Total capital to risk-adjusted assets was 10.18%; also above the 8.0% minimum requirement.  The leverage ratio was at 6.45% compared to the 4.0% minimum requirement.  According to FDIC capital guidelines, our subsidiary banks are considered to be “well capitalized” as well.  The capital ratios include risk based assets that are held for sale.

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

Nonperforming assets are summarized, for the dates indicated, as follows:

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in Thousands)

Non-accrual loans:
Conventional single-family residential	$8,148	$7,527	$4,337
Commercial and multifamily residential	7,463	2,720	2,452
Commercial business loans	9,944	3,427	2,248
Consumer and installment loans	1,395	763	958
Total non-accrual loans	26,950	14,437	9,995

Other real estate owned	4,459	516	299
Total nonperforming assets	$31,409	$14,953	$10,294

Ratios:
Non-accrual loans to total loans	2.38%	1.30%	0.92%
Nonperforming assets to total assets	2.13%	0.99%	0.69%
Loan loss allowance to non-accrual loans	48.21%	81.98%	105.98%
Loan loss allowance to total loans	1.15%	1.07%	0.97%

Nonperforming assets increased by $16.4 million from $15.0 million at December 31, 2006 to $31.4 million at September 30, 2007.  The $12.5 million increase in non-accrual loans was primarily the result of the addition of several large credits and a general decline in the quality of the loan portfolio.  Other real estate owned is principally comprised of single- family residential and commercial properties acquired in partial or total satisfaction of problem loans.  Management continues to analyze our nonperforming assets for potential impairment which could lead to subsequent losses.  Management will continue to adjust our provision for loan losses as needed but is generally comfortable with the collateral position in each situation.

The following table presents changes in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)

Balance at beginning of period	$11,515	$10,863	$1,836	$12,038
Provision for loan losses	1,905	390	2,805	1,170
Transfer from discontinued operations to continuing operations	-	-	189	-
Charge-offs:
Commercial and multifamily residential	(319)	(213)	(136)	(467)
Commercial business loans	(88)	(258)	(339)	(1,668)
Consumer and installment loans	(132)	(253)	(555)	(745)
Total charge-offs	(539)	(724)	(2,210)	(2,880)

Recoveries:
Commercial and multifamily residential	40	(2)	171	9
Commercial business loans	22	2	59	117
Consumer and installment loans	49	64	142	139
Total recoveries	111	64	372	265

Net charge-offs	(428)	(660)	(1,838)	(2,615)

Balance at end of period	$12,992	$10,593	$12,992	$10,593

For the three and nine months ended September 30, 2007, net charge-offs were $428,000 and $1.9 million, respectively, compared to $660,000 and $2.6 million, respectively, for the three and nine months ended September 30, 2006.  The ratio of allowance for loan losses to total loans was 1.15% at September 30, 2007, 1.07% as of December 31, 2006 and 0.97% at September 30, 2006.

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

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The methodology used to determine the adequacy of the allowance for loan losses for the first nine months of 2007 is consistent with prior periods.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At least quarterly, a list is presented to each subsidiary bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss.”  A Special Mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date.  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans.  As of September 30, 2007, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $97.7 million compared to $87.2 million as of June 30, 2007, $78.6 million as of March 31, 2007 and $65.3 million as of December 31, 2006.  The increase is attributable to weakness in the loan portfolio primarily at three of our banks, specifically in commercial and commercial real estate related loans.  The decline in asset quality and economic conditions since the beginning of 2006 has led us to be even more aggressive in our risk rating system in order to identify problem loans sooner.

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

Comparison of Three and Nine Months Ended September 30, 2007 and 2006

Net Income

The net loss from continuing operations was $(1.1) million, or $(0.31) per diluted share, for the three months ended September 30, 2007 compared net income of $1.3 million, or $0.36 per diluted share, for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, the Corporation had net income from continuing operations of $564,000, or $0.15 per diluted share, compared to $3.4 million, or $0.91 per diluted share, for the nine months ending September 30, 2006, representing an 83.3% decrease in net income and an 83.5% decrease in diluted earnings per share.

Net Interest Income

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measure of how effectively management has balanced and allocated our interest rate sensitive assets and liabilities as well as being the most significant component of earnings.  Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2007 was $10.1 million, a decrease of 6.7% from the $10.9 million reported for the same period in 2006, and for the nine months ended September 30, 2007 was $30.8 million, a decrease of 4.5% from the $32.2 million reported for the same period in 2006.  The decrease in net interest income is due to a decline in our net interest margin.  Our net interest margin on a fully taxable-equivalent basis was 3.14% and 3.25% for the three and nine month periods ended September 30, 2007, respectively, compared to 3.44% and 3.45% for the same periods in the prior year.  Our net interest margin has continued to decrease due to an increased cost of funds resulting from growth in relatively high cost deposits as well as additional competitive pressure on loan pricing which has made it difficult to increase loan volume.  In addition, the increase in non-performing assets has also contributed to the decline in net interest income and net interest margin.  The average rate on a fully taxable-equivalent basis earned on interest earning assets was 6.96% and 7.01%, respectively, for the three and nine months ended September 30, 2007 compared to 6.90% and 6.72% for the three and nine months ended September 30, 2006.  Similarly, the increase in market interest rates during the current year caused the average rate on a fully taxable-equivalent basis paid on interest bearing liabilities to increase to 4.19% and 4.10%, respectively, for the three and nine months ended September 30, 2007 compared to 3.80% and 3.59%, respectively, for the same periods in the prior year.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Loans, net (1)(2)	$1,120,178	$20,478	7.25%	$1,086.299	$19,753	7.21%
Loans exempt from federal income taxes (3)	3,980	79	7.85%	2,957	50	6.71%
Taxable investment securities (4)	19,391	185	3.79%	24,890	225	3.59%
Mortgage-related securities (4)	64,726	769	4.71%	75,431	875	4.60%
Investment securities exempt from federal income taxes (3)(4)	57,940	821	5.62%	54,898	774	5.60%
Other securities	13,837	136	3.90%	7,618	94	4.90%
Interest earning assets	1,280,052	22,468	6.96%	1,252,093	21,771	6.90%
Non interest earning assets	113,048			121,611
Average assets	$1,393,100			$1,373,704

Liabilities and Stockholders' Equity
NOW deposits	$88,091	159	0.72%	$87,626	161	0.73%
Money market deposits	220,705	2,063	3.71%	224,506	1,833	3.24%
Savings deposits	114,458	438	1.52%	120,211	472	1.56%
Time deposits	517,793	6,381	4.89%	490,821	5,357	4.33%
Short-term borrowings	66,545	905	5.40%	59,360	888	5.94%
Long-term borrowings	107,511	1,326	4.89%	111,935	1,261	4.47%
Junior subordinated debt owed to unconsolidated trusts	53,611	1,069	7.91%	46,394	950	8.12%
Interest bearing liabilities	1,168,714	12,341	4.19%	1,140,853	10,922	3.80%
Demand deposits and other non interest bearing liabilities	130,183			138,600
Stockholders' equity	94,203			94,251
Average liabilities and stockholders' equity	$1,393,100			$1,373,704
Net interest spread (5)		$10,127	2.77%		$10,849	3.10%
Net interest earning assets	$111,338			$111,240
Net interest margin on a fully tax equivalent basis (6)			3.14%			3.44%
Net interest margin (6)			3.04%			3.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.10			1.10
_________________________

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
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

 The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates:

AVERAGE BALANCES, INTEREST RATES AND YIELDS

	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Loans, net (1)(2)	$1,104,747	$60,318	7.30%	$1,077,369	$56,674	7.03%
Loans exempt from federal income taxes (3)	3,624	202	7.43%	3,020	148	6.57%
Taxable investment securities (4)	19,758	597	4.04%	29,244	760	3.47%
Mortgage-related securities (4)	66,015	2,348	4.76%	75,023	2,529	4.51%
Investment securities exempt from federal income taxes (3)(4)	56,241	2,385	5.67%	60,102	2,547	5.67%
Other securities	17,443	631	4.84%	5,589	192	4.59%
Interest earning assets	1,267,828	66,480	7.01%	1,250,347	62,850	6.72%
Non interest earning assets	118,747			123,748
Average assets	$1,386,575			$1,374,095

Liabilities and Stockholders' Equity
NOW deposits	$90,845	598	0.88%	$91,372	552	0.81%
Money market deposits	224,395	6,124	3.65%	226,413	5,106	3.02%
Savings deposits	115,801	1,343	1.55%	122,670	1,233	1.34%
Time deposits	516,868	18,355	4.75%	465,750	14,343	4.12%
Short-term borrowings	52,495	2,236	5.69%	79,337	3,226	5.44%
Long-term borrowings	109,265	3.876	4.74%	107,924	3,451	4.28%
Junior subordinated debt owed to unconsolidated trusts	53,611	3,173	7.91%	46,394	2,716	7.83%
Interest bearing liabilities	1,163,280	35,705	4.10%	1,139,760	30,627	3.59%
Demand deposits and other non interest bearing liabilities	128,465			140,161
Stockholders' equity	94,830			94,074
Average liabilities and stockholders' equity	$1,386,575			$1,374,095
Net interest spread (5)		$30,775	2.91%		$32,223	3.13%
Net interest earning assets	$104,548			$110,487
Net interest margin on a fully tax equivalent basis (6)			3.25%			3.45%
Net interest margin (6)			3.15%			3.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.09			1.10
_________________________

(1)	For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
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

VOLUME, RATE AND MIX ANALYSIS OF NET INTEREST INCOME

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Compared to September 30, 2006			Compared to September 30, 2006
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
			(Dollars in Thousands)
Interest-Earning Assets:
Loans, net (1)	$619	$106	$725	$1,462	$2,182	$3,644
Loans exempt from federal income taxes (2)	19	10	29	32	21	53
Taxable investment securities	(53)	13	(40)	(327)	164	(163)
Mortgage-related securities	(128)	22	(106)	(335)	154	(181)
Investment securities exempt from federal income taxes (2)	43	4	47	(164)	2	(162)
Other securities	56	(14)	42	428	11	439
Total interest-earning assets	$556	$141	$697	$1,096	$2,534	$3,630
Interest-Bearing Liabilities:
NOW deposits	$1	$(3)	$(2)	$(3)	$49	$46
Money market deposits	(30)	260	230	(46)	1,063	1,018
Savings deposits	(22)	(12)	(34)	(63)	173	110
Time deposits	306	718	1,024	1,675	2,337	4,012
Short-term borrowings	68	(51)	17	(1,152)	162	(990)
Long-term borrowings	(47)	112	65	43	382	425
Junior subordinated debt owed to unconsolidated trusts	143	(24)	119	427	30	457
Total interest-bearing liabilities	$419	$1,000	$1,419	$882	$4,196	$5,078
Net change in net interest income			$(722)			$(1,448)
______________________________

(1)
Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(2)	Taxable-equivalent adjustments were made using a 34% corporate tax rate for all years presented in calculating interest income and yields.

Provision for Loan Losses

For the three and nine months ended September 30, 2007, the provision for loan losses was $1.9 million and $2.8 million, respectively, compared to $390,000 and $1.2 million for the same periods in the prior year.  We use a risk-based assessment of our loan portfolio to determine the level of the loan loss allowance.  This procedure is based on internal reviews intended to determine the adequacy of the loan loss allowance in view of presently known factors.  However, changes in economic conditions in the future financial conditions of borrowers cannot be predicted and may result in increased future provisions to the loan loss allowance.

Non-Interest Income

Non-interest income for the three months ended September 30, 2007 was $2.7 million compared to $3.3 million for the three months ended September 30, 2006, a decrease of $658,000, or 19.7%.  Non-interest income for the nine months ended September 30, 2007 was $8.9 million compared to $9.9 million for the nine months ended September 30, 2006, a decrease of $1.0 million, or 10.6%.The composition of non-interest income is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)

Service charges on deposit accounts	$967	$1,097	$2,831	$2,989
Service charges on loans	675	953	2,141	2,472
Securities gains, net	-	2	-	2
Gain on sale of loans, net	40	29	73	83
Gain (loss) on sale of fixed assets, net	(6)	(3)	155	172
Tax fees, brokerage and insurance commissions	365	397	1,777	1,662
Other	638	859	1,915	2,562
Total non-interest income	$2,676	$3,334	$8,892	$9,942

Service charges on deposits for the three months ended September 30, 2007 were $967,000 compared to $1.1 million for the three months ended September 30, 2006, a decrease of $130,000, or 11.9%.  Service charges on deposits for the nine months ended September 30, 2007 were $2.8 million compared to $3.0 million for the nine months ended September 30, 2006, a decrease of $158,000, or 5.3%.

Service charges on loans for the three months ended September 30, 2007 were $675,000 compared to $953,000 for the three months ended September 30, 2006, a decrease of $278,000, or 29.2%.  Service charges on loans for the nine months ended September 30, 2007 were $2.1 million compared to $2.5 million for the nine months ended September 30, 2006, a decrease of $331,000, or 13.4%.  The decrease is due to the deferral of loan fee income under FAS 91 partially off-set by increases in fee income generated from the sale of loans to the SBA and a significant pre-payment penalty on the large commercial real estate loan that was paid-off during the first quarter of 2007.

Tax fees and brokerage and insurance commissions were $365,000 and $1.8 million for the three and nine months ended September 30, 2007, respectively, compared to $397,000 and $1.7 million for the three and nine months ended September 30, 2006 due to the continued expansion of those services in a number of locations.

Gains on the sale of loans were $40,000 and $73,000 for the three and nine months ended September 30, 2007, respectively, compared to $29,000 and $83,000 for the three and nine months ended September 30, 2006.  Higher interest rates in 2006 and 2007 resulted in reduced opportunities to sell loans.

Gains on the sale of assets were $155,000 for the nine months ended September 30, 2007 compared to $172,000 for the nine months ended September 30, 2006.  The gain on sale of assets during the nine months ended September 30, 2007 was due to the sale of the servicing of residential loans that were originated by Fortress Bank Minnesota and sold into the secondary market.  The servicing of these loans was also sold to Eastwood Bank in a separate transaction.  The gain on sale of assets during the nine months ended September 30, 2006 was due to the sale of property owned by the Corporation that was originally purchased as a potential site for our corporate headquarters.

Other non-interest income for the three and nine months ended September 30, 2007 was $638,000 and $1.9 million, respectively, compared to $859,000 and $2.6 million for the same periods in the prior year.  Other non-interest income includes credit and debit card income, safe deposit box fees, ATM fees and income associated with the increase in the cash surrender value of life insurance policies.  The decrease is due to non-recurring fee income in 2006 that was a partial restitution from a loan officer at one of our subsidiary banks who was operating outside of prescribed bank lending policies and procedures.  In addition, the Corporation sold a significant portion of our merchant card portfolio during the fourth quarter of 2006.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2007 was $12.5 million and $35.4 million, respectively, compared to $11.5 million and $35.2 million for the three and nine months ended September 30, 2006.  The major components of non-interest expense are shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Salaries and employee benefits	$6,992	$6,873	$20,186	$20,954
Premises and equipment	1,604	1,550	5,295	4,850
Data processing fees	853	760	2,506	2,342
Marketing and business development	415	393	1,282	1,258
Other	2,635	1,927	6,128	5,759
Total noninterest expense	$12,499	$11,503	$35,397	$35,163

Salaries and employee benefits for the three months ended September 30, 2007 were $7.0 million compared to $6.9 million for the three months ended September 30, 2006, a increase of $119,000, or 1.7%.  Salaries and employee benefits for the nine months ended September 30, 2007 were $20.2 million compared to $21.0 million for the nine months ended September 30, 2006, a decrease of $768,000, or 3.7%.  The decrease in salaries and benefits is partially due to the deferral of salary expenses related to deferred costs under FAS 91.  In addition there were no bonus accruals recognized in the first and second quarters of 2007.

Premises and equipment expense increased $54,000 to $1.6 million and $445,000 to $5.3 million for the three and nine months ended September 30, 2007 compared to $1.6 million and $4.9 million for the same periods in the prior year.  Premises and equipment expense includes costs associated with new branch openings, utility costs, depreciation and continuing maintenance of our facilities.

Other expenses for the three and nine months ended September 30, 2007 were $2.6 million and $6.1 million, respectively, compared to $1.9 million and $5.8 million for the three and nine months ended September 30, 2006, an increase of $708,000 and $369,000, respectively.  The three months ended September 30, 2007 includes $693,000 of expenses related to the Harris transaction.  The nine months ended September 30, 2006 included expenses related to the sale of a significant portion of our merchant card portfolio in the fourth quarter of 2006.  We continue to be focused as an organization on controlling expenses during 2007.

Income Taxes

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007.  As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2007, we did not have any accrued interest and penalties related to uncertain tax positions.

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions.  The tax years 2003-2006 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.

Income taxes for the three months ended September 30, 2007 were $(781,000) compared to $669,000 for the three months ended September 30, 2006.  Income taxes for the nine months ended September 30, 2007 were $22,000 compared to $1.5 million for the nine months ended September 30, 2006.

Liquidity

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  For the nine months ended September 30, 2007 and 2006, net cash provided by operating activities was $8.3 million in each period.  Net cash provided by investing activities was $31.1 million for the nine months ended September 30, 2007 compared to net cash used in investing activities of $27.4 million in the same period in 2006, an increase of $58.5 million.  Net cash used in financing activities was $34.9 million for the nine months ended September 30, 2007 compared to $10.0 million provided by financing activities during the nine month period in 2006, a decrease of $44.9 million.

The Corporation expects to have available cash to meet its liquidity needs.  Liquidity management is monitored by the Asset/Liability Management committee, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  The Corporation's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and investment securities.  Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on loans and investment securities are influenced significantly by general interest rates, economic conditions and competition.  In the event that additional short-term liquidity is needed, the Banks have established relationships with our correspondent banks to provide short-term borrowings in the form of federal funds purchased.  While there are no firm lending commitments in place, we believe that the Banks could borrow an additional $142.9 million for a short time from these banks on a collective basis.  The Banks are members of the Federal Home Loan Bank (FHLB) and each has the ability to borrow from the FHLB.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

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

The following table shows the interest rate sensitivity gap for four different time intervals as of September 30, 2007.  Certain assumptions regarding prepayment and withdrawal rates made are based upon the Corporation's historical experience and management believes such assumptions are reasonable.

	Amounts Maturing or Repricing as of September 30, 2007
	Within	Six to Twelve	One to Five	Over
	Six months	Months	Years	Five Years	Total
		(Dollars in Thousands)
Interest-earning assets:
Fixed-rate mortgage loans	$133,858	$107,561	$331,482	$12,657	$585,558
Adjustable-rate mortgage loans	158,382	21,754	48,934	159	229,229
Total mortgage loans	292,240	129,315	380,416	12,816	814,787
Commercial business loans	132,362	28,625	68,816	3,512	233,315
Consumer loans	19,108	6,181	21,320	1,560	48,169
Home equity loans	26,505	111	1,744	-	28,360
Other loans	2,109	121	2,349	944	5,523
Mortgage-related securities	3,864	3,155	37,979	17,741	62,739
Fixed rate investment securities and other	695	3,146	21,637	39,706	65,184
Variable rate investment securities and other	26,936	-	-	-	26,936
Total interest-earning assets	$503,819	$170,654	$534,261	$76,279	$1,285,013

Interest-bearing liabilities:
Deposits
Time deposits	$222,274	$133,271	$165,797	$22	$521,364
NOW accounts	5,480	5,480	54,803	25,575	91,338
Savings accounts	6,798	6,798	67,983	31,726	113,305
Money market accounts	12,400	12,400	124,004	57,869	206,673
Short-term borrowings	81,062	2,564	-	-	83,626
Long-term borrowings	21,818	13,455	70,289	1,590	107,152
Junior subordinated debt owed to unconsolidated trusts	28,352	-	-	25,259	53,611
Total interest-bearing liabilities	$378,184	$173,968	$482,876	$333,583	$1,177,069

Interest-earning assets less interest-bearing liabilities	$125,635	$(3,314)	$51,385	$(65,762)	$107,944
Cumulative interest rate sensitivity gap	$125,635	$122,321	$173,706	$107,944
Cumulative interest rate sensitivity gap as a
percentage of total assets	8.51%	8.29%	11.77%	7.31%

At September 30, 2007, the Corporation's cumulative interest-rate sensitive gap as a percentage of total assets was a positive 8.51% for amounts maturing or repricing within six months and a positive 8.29% for one-year maturities.  Therefore, we are positively gapped at one year and may benefit from rising interest rates.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write–offs; (2) changes in management’s estimate of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and our net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; (10) changes in accounting principles, policies or guidelines; and (11) the satisfaction of the closing conditions in the Merger Agreement with Harris, including approval by the Corporation's shareholders and regulatory approval, the actual closing of the Merger and the potential negative effects on the Corporation if the Merger is not closed for any reason, and potential disruptions to the Corporation's business as a result of the announcement and pendency of the Merger.  Other risks that may affect our performance are discussed further in Part I, Item 1A, "Risk Factors," in our Form 10-K for the year ended December 31, 2006.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 3.   Quantitative and Qualitative Disclosures About Market Market Risk

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

As of September 30, 2007 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation, to which the Corporation or any of its subsidiaries was a party or to which any of their property was subject.

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

MERCHANTS AND MANUFACTURERS
BANCORPORATION, INC.
(Registrant)

Date November 9, 2007 .	/s/ Michael J. Murry
Michael J. Murry
Chairman of the Board of Directors
and Chief Executive Officer
Principal Executive Officer

Date November 9, 2007 .	/s/ Frederick R. Klug
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